Form 10QSB
period 2000-06-30
LCM EQUITY INC
filed 2000-10-20
CIK 1084226

=====================================================================

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from           to

                 COMMISSION FILE NUMBER 000-30995

                        L.C.M. EQUITY, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  N/A
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                        1028 Hamilton Street
                             Suite 404
                    Vancouver, British Columbia
                          Canada   V6B 2R9
              (Address of principal executive offices)

                           (604) 408-7553
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 5,150,000

=====================================================================

Board of Directors
L.C.M. Equity, Inc.
Vancouver, British Columbia
Canada

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of L.C.M. Equity, Inc. (a development stage company) as of June 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the three months ended June 30, 2000 and June 30, 1999, and for the period from January 12, 1999 (inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended March 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated June 21, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has been in the development stage since its inception and has no revenues. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ William & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

September 25, 2000

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEETS


                                             June 30,  March 31,
                                             2000      2000
                                            (Unaudited)

ASSETS

 CURRENT ASSETS
  Cash                                       $  74,552 $  114,279
  GST refund receivable                            842        -
                                             --------- ----------
     Total Current Assets                       75,394    114,279
                                             --------- ----------
 PLANT, PROPERTY & EQUIPMENT
  Computer hardware and software                 3,995        -
  Accumulated depreciation                        (219)       -
                                             --------- ----------
     Total Plant, Property & Equipment           3,776        -
                                             --------- ----------
TOTAL ASSETS                                 $  79,170 $  114,279
                                             ========= ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts payable                           $     -   $    1,032
  Accrued payroll and employee benefits          2,866        -
                                             --------- ----------
     Total Current Liabilities                   2,866      1,032
                                             --------- ----------
COMMITMENTS AND CONTINGENCIES                      -          -
                                             --------- ----------
 STOCKHOLDERS' EQUITY
  Common stock, 200,000,000 shares authorized,
   $.001 par value; 5,150,000 shares issued and
   outstanding                                   5,150      5,150
  Additional paid-in capital                   128,850    128,850
  Deficit accumulated during development stage (56,804)   (20,753)
  Accumulated other comprehensive loss            (892)       -
                                             --------- ----------
     Total Stockholders' Equity                 76,304    113,247
                                             --------- ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  79,170 $  114,279
                                             ========= ==========



       See accompanying notes and accountant's review report.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                       From
                         For the Three  Months Ended   01/12/99
                         June 30,       June 30,       (Inception)
                         2000           1999           to 06/30/00
                         (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                 $      -       $      -       $      -
                         ---------      ---------      ---------
OPERATING EXPENSES
 General and
  administrative             1,375             -           1,832
 Advertising                   676             -             676
 Rent                          825             -           1,169
 Management fees                -              -          11,632
 Wages                       8,112             -           8,112
 Payroll taxes and employee
  benefits                     422             -             422
 Depreciation                  219             -             219
 Web site maintenance        3,380             -           9,810
 Accounting and legal       20,804             -          21,954
 Stock transfer fees           320             -           1,070
                         ---------      ---------      ---------
Total Operating Expenses    36,133             -          56,896
                         ---------      ---------      ---------
LOSS FROM OPERATIONS       (36,133)            -         (56,896)
 Other Income:
 Miscellaneous income           39             -              39
 Interest income                43             -              53
                         ---------      ---------      ---------
     Total Other Income         82             -              92
                         ---------      ---------      ---------
LOSS BEFORE INCOME TAXES   (36,051)            -         (56,804)
INCOME TAXES                    -              -              -
                         ---------      ---------      ---------
NET LOSS                   (36,051)            -         (56,804)
OTHER COMPREHENSIVE LOSS
 Foreign currency
  translation                 (892)            -            (892)
                         ---------      ---------      ---------
NET COMPREHENSIVE LOSS   $ (36,943)     $      -       $ (57,696)
                         =========      =========      =========
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED        $   (0.01)     $     nil      $   (0.02)
                         =========      =========      =========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED        5,150,000      2,500,000      2,786,491
                         =========      =========      =========

       See accompanying notes and accountant's review report.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 Deficit
                                                 Accumulated
                                                 During      Other   Total
                      Common Stock               Development Compre- Stock-
                    Number            Additional Capital     hensive holders'
                    of Shares Amount  Paid-in    Stage       Loss    Equity
Issuance of common
 stock in March 1999
 for cash at $0.005
 per share          2,500,000 $ 2,500 $  10,000  $        -  $    -  $  12,500

Net loss for period
 ending March 31, 1999     -       -         -        (1,900)     -     (1,900)
                    --------- ------- ---------  ----------- ------- ---------
Balance,
 March 31, 1999     2,500,000   2,500    10,000       (1,900)     -     10,600

Issuance of common
 stock in March
 2000 for cash at
 an average of $0.01
 per share          2,650,000   2,650   118,850           -       -    121,500

Net loss for year
 ending March 31, 2000     -       -         -       (18,853)     -    (18,853)
                    --------- ------- ---------  -----------  ------  --------
Balance,
 March 31, 2000     5,150,000   5,150   128,850      (20,753)     -    113,247

Foreign currency
 translation loss          -       -         -            -     (892)     (892)

Net loss for the period
 ending June 30, 2000      -       -         -       (36,051)     -    (36,051)
                    --------- ------- ---------   ----------  ------  --------
Balance,
 June 30, 2000
 (unaudited)        5,150,000 $ 5,150 $ 128,850   $  (56,804) $ (892) $ 76,304
                    ========= ======= =========   ==========  ======  ========







       See accompanying notes and accountant's review report.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   From
                                                                   01/12/99
                                                                   (Inception)
                                      For the Three Months Ended   to
                                      June 30,        June 30,     March 31,
                                      2000            1999         2000
                                      (Unaudited)     (Unaudited)  (Unaudited)

Cash flows from operating activities:
 Net loss                              $  (36,051)    $     -      $   (56,804)
 Adjustments to reconcile net
  loss to net cash used by operations:
 Depreciation expense                         219           -              219
 Changes in assets and liabilities:
 Increase in accounts payable
  and accrued payroll                         992           -            2,024
                                       ----------     --------     -----------
 Net cash used in operating
  activities                              (34,840)          -          (54,561)
                                       ----------     --------     -----------
Cash flows from investing activities:
 Purchase of equipment                     (3,995)          -           (3,995)
                                       ----------     --------     -----------
 Net cash used for investing
  activities                               (3,995)          -           (3,995)
                                       ----------     --------     -----------
Cash flows from financing activities:
 Issuance of stock for cash                    -            -          134,000
                                       ----------     --------     -----------
 Net cash provided by financing
  activities                                   -            -          134,000
                                       ----------     --------     -----------
Net increase (decrease) in cash           (38,835)          -           75,444

Other comprehensive income (loss)            (892)          -             (892)

Cash, beginning of period                 114,279       10,600              -
                                       ----------     --------     -----------
Cash, end of period                    $   74,552     $ 10,600     $    74,552
                                       ==========     ========     ===========

SUPPLEMENTAL DISCLOSURES:
 Interest expense                      $      -       $     -      $        -
                                       ==========     ========     ===========
 Income taxes                          $      -       $     -      $        -
                                       ==========     ========     ===========

       See accompanying notes and accountant's review report.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (herein after "the Company"), was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of June 30, 2000, the Company's principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. ("Uscribble"). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at June 30, 2000, had not realized any significant revenues from their planned operations.

The Company serves as a holding company for its subsidiary's operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The Company's and its subsidiary's fiscal year-ends are March 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of and for the three months ended June 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development Stage Activities
The Company has been in the development stage since its formation on January 12, 1999. It is primarily engaged in acting as a holding company for subsidiaries that sell goods or provide services via the internet.

Uscribble, the Company's subsidiary, has been in the development stage since its formation on March 20, 2000. Uscribble has created a web site that is an interactive literary site for aspiring amateur writers.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Risk
The Company maintains three cash accounts in one commercial bank in Vancouver, British Columbia, Canada. One of the Company's cash accounts is a business checking account maintained in U.S. dollars, which totaled $56,499 as of June 30, 2000. This account is not insured.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any additional adjustments are needed to the carrying value of its assets at June 30, 2000.

Compensated Absences
The Company's employees are entitled to paid vacations dependent upon the length of service. Personal time is allowed to be accrued into the next year. Accordingly, $324 has been accrued as accrued vacation pay and included in accrued payroll and employee benefits.

Revenue Recognition
Revenues and cost of revenues are recognized when services or products are furnished or delivered. At June 30, 2000, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense
Advertising costs are charged to operations when incurred. For the three-month period ended June 30, 2000, the Company expensed $676 for advertising.

Income Taxes
At June 30, 2000, the Company had accumulated net operating losses of approximately $56,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $36,973 for the period ended June 30, 2000, and has an accumulated deficit of $56,804 at that date. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Year 2000
The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Management believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. As of June 30, 2000, the Company has not
experienced any significant problems.   Any costs associated with
Year 2000 compliance will be expensed when incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2000, the Company's fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of 3 to 5 years. Depreciation expense for the period ending June 30, 2000 was $219. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.001 per share, of which there were 5,150,000 and 2,500,000 shares outstanding at March 31, 2000 and 1999, respectively. There were no stock issuances during the three month periods ended June 30, 2000 or June 30, 1999.

In March 1999, 2,500,000 shares of common stock were sold through a private placement at a price of $0.005 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placement raised a total of $12,500, which proceeds will be used for general corporate purposes. Of the total shares issued, 1,111,115 shares were issued to officers and directors of the Company.

In March 2000, 2,650,000 shares of common stock were sold through a private placement at an average price of $0.01 per share. The shares were issued pursuant to Rule 144 of the 1933 Securities Act and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 2,100,000 shares were issued to officers and directors of the Company.

                        L.C.M. EQUITY, INC.
                  (A Development Stage Enterprise)
                 NOTES TO THE FINANCIAL STATEMENTS
                            June 30,2000

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The Company has inadequate cash to maintain operations during the next twelve months. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to suspend or cease operations.

     The Company does not intend to conduct any research or development of its services during the next twelve months other than as described herein.

     The Company does not intend to purchase a plant or significant equipment.

     The Company will hire employees on an as needed basis, however, the Company does not expect any significant changes in the number of employees.

     The Company expects to earn revenues in the fourth quarter of 2000. There is no assurance, however, that the Company will earn said revenues as planned.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of October, 2000

                              L.C.M. EQUITY, INC.
                              (registrant)



                              By:  /s/ Lisa Zumpano
                                   Lisa Zumpano Secretary/Treasurer,
                                   and a member of the Board of
                                   Directors