Form 10QSB
period 2000-09-30
LCM EQUITY INC
filed 2000-11-14
CIK 1084226

=====================================================================

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 5,150,000

=====================================================================

Board of Directors
L.C.M. Equity, Inc.
Vancouver, British Columbia
Canada


                       ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of L.C.M. Equity, Inc. (a development stage company) as of September 30, 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the six months and three months ended September 30, 2000 and September 30, 1999, and for the period from January 12, 1999 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended March 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated June 21, 2000, but we have not performed any auditing procedures since that date.

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


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 30, 2000

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                        September 30,       March 31,
                                        2000                2000
                                        (Unaudited)

ASSETS
 CURRENT ASSETS
  Cash                                  $  41,297           $ 114,279
  Prepaids                                  1,000                  -
  GST refund receivable                       950                  -
                                        ---------           ---------
     Total Current Assets                  43,247             114,279
                                        ---------           ---------

 PLANT, PROPERTY & EQUIPMENT
  Computer hardware and software            4,217                  -
  Accumulated depreciation                   (438)                 -
                                        ---------           ---------
     Total Plant, Property & Equipment      3,779                  -
                                        ---------           ---------
TOTAL ASSETS                            $  47,026           $ 114,279
                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                      $   1,505           $   1,032
  Accrued payroll and employee benefits       841                  -
                                        ---------           ---------
     Total Current Liabilities              2,346               1,032
                                        ---------           ---------
 COMMITMENTS AND CONTINGENCIES                 -                   -
                                        ---------           ---------

 STOCKHOLDERS' EQUITY
  Common stock, 200,000,000 shares
   authorized, $.001 par value;
   5,150,000 shares issued and
   outstanding                              5,150               5,150
  Additional paid-in capital              128,850             128,850
  Deficit accumulated during
   development stage                      (88,999)            (20,753)
  Accumulated other
   comprehensive loss                        (321)                 -
                                        ---------           ---------
     Total Stockholders' Equity            44,680             113,247
                                        ---------           ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $  47,026           $ 114,279
                                        =========           =========


         See accompanying notes and accountant's review report.

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                    From
                    For the Three           For the                 01/12/99
                    Three Months Ended      Six Months Ended        (Inception)
                    09/30/00    09/30/99    09/30/00    09/30/99    09/30/00
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

REVENUES            $       -   $      -    $      -    $      -    $      -
                    ----------  ---------   ---------   ---------   ---------
OPERATING EXPENSES
 General and
  administrative           656         -        1,711          -        2,168
 Advertising                -          -          676          -          676
 Promotion               3,989         -        3,989          -        3,989
 Rent                      485         -        1,310          -        1,654
 Management fees            -          -           -           -       11,632
 Wages                  13,164         -       21,276          -       21,276
 Payroll taxes and
  employee benefits      1,559         -        1,981          -        1,981
 Depreciation              219         -          438          -          438
 Web site maintenance    3,939         -        7,319          -       13,749
 Accounting and legal    8,491         -       29,295          -       30,445
 Stock transfer fees        -          -          320          -        1,070
                    ----------  ---------   ---------   ---------   ---------
Total Operating
 Expenses               32,502         -       68,315          -       89,078
                    ----------  ---------   ---------   ---------   ---------
LOSS FROM OPERATIONS   (32,502)        -      (68,315)         -      (89,078)

Other Income (Expenses):
 Miscellaneous income       -          -           39          -           39
 Misecellaneous expense    (38)        -          (38)         -          (38)
 Interest income            25         -           68          -           78
                    ----------  ---------   ---------   ---------   ---------
LOSS BEFORE
 INCOME TAXES          (32,515)        -      (68,246)         -      (88,999)
INCOME TAXES                -          -           -           -           -
                    ----------  ---------   ---------   ---------   ---------
NET LOSS               (32,515)        -      (68,246)         -      (88,999)
OTHER COMPREHENSIVE
 INCOME (LOSS)
 Foreign currency
 translation               963         -         (321)         -         (321)
                    ----------  ---------   ---------   ---------   ---------
NET COMPREHENSIVE
 LOSS               $  (31,552) $      -    $ (68,567)  $      -    $ (89,320)
                    ==========  =========   =========   =========   =========
NET LOSS PER COMMON
 SHARE, BASIC AND
 DILUTED            $   (0.01)  $      -    $   (0.01)  $      -    $   (0.03)
                    =========   =========   =========   =========   =========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING,
 BASIC AND DILUTED  5,150,000   2,500,000   5,150,000   2,500,000   3,114,955
                    =========   =========   =========   =========   =========
         See accompanying notes and accountant's review report.

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Deficit
                                                Accumulated Accumulated Total
                     Common Stock    Additional During      Compre-     Stock-
                  Number             Paid-in    Development hensive     holders'
                  of Shares Amount   Capital    Stage       Loss        Equity

Issuance of common
 stock in March 1999
 for cash at $0.005
 per share        2,500,000 $ 2,500  $  10,000  $      -    $   -     $  12,500

Net loss for period
 ending
 March 31, 1999          -       -          -     (1,900)       -        (1,900)

Balance,
 March 31, 1999   2,500,000   2,500     10,000    (1,900)       -        10,600
                  --------- -------  --------- ---------    ------    ---------
Issuance of common
 stock in March 2000
 for cash at an
 average of $0.01
 per share        2,650,000   2,650    118,850        -         -       121,500

Net loss for year
 ending
 March 31, 2000          -       -          -    (18,853)       -       (18,853)
                  --------- -------  --------- ---------    ------    ---------
Balance,
 March 31, 2000   5,150,000   5,150    128,850   (20,753)       -       113,247

Foreign currency
 translation loss        -       -          -         -       (321)        (321)

Net loss for the
 period ending
 09/30/00                -       -          -    (68,246)       -       (68,246)
                  --------- -------  --------- ---------    ------    ---------
Balance,
 09/30/00
 (unaudited)      5,150,000 $ 5,150  $ 128,850 $ (88,999)   $ (321)   $  44,680
                  ========= =======  ========= =========    ======    =========







         See accompanying notes and accountant's review report.

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            From
                                                            01/12/99
                              For the Six Months Ended      (Inception) to
                              09/30/00       09/30/99       09/30/99
                              (Unaudited)    (Unaudited)    (Unaudited)

Cash flows from operating activities:
 Net loss                     $ (68,246)     $     -        $(88,999)
 Adjustments to reconcile net
 loss to net cash used by
 operations:
Depreciation expense                438            -             438
 Changes in assets and liabilities:
Increase in GST refund
 receivable         (950)           -            (950)
Increase in prepaid expenses     (1,000)           -          (1,000)
Increase in accounts payable
 and accrued payroll              1,314            -           2,346
                              ---------      --------       --------
Net cash used in
 operating activities           (68,444)           -         (88,165)
                              ---------      --------       --------
Cash flows from investing activities:
 Purchase of equipment           (4,217)           -          (4,217)
                              ---------      --------       --------
Net cash used for
 investing activities            (4,217)           -          (4,217)
                              ---------      --------       --------
Cash flows from financing activities:
 Issuance of stock for cash          -             -         134,000
                              ---------      --------       --------
Net cash provided by
 financing activities                -             -         134,000
                              ---------      --------       --------
Net increase (decrease)
 in cash                        (72,661)           -          41,618

Other comprehensive
 income (loss)                     (321)           -            (321)

Cash, beginning of period       114,279        10,600             -
                              ---------      --------       --------
Cash, end of period           $  41,297      $ 10,600       $ 41,297
                              =========      ========       ========

SUPPLEMENTAL DISCLOSURES:
 Interest expense             $      -       $     -        $     -
                              =========      ========       ========
 Income taxes                 $      -       $     -        $     -
                              =========      ========       ========
         See accompanying notes and accountant's review report.

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statement
                           September 30, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (herein after "the Company"), was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of September 30, 2000, the Company's principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. ("Uscribble"). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at September 30, 2000, had not realized any significant revenues from their planned operations.

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

Interim Financial Statements
The interim financial statements as of and for the six months ended September 30, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statement
                            September 30, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Risk
The Company maintains three cash accounts in one commercial bank in Vancouver, British Columbia, Canada. One of the Company's cash accounts is a business checking account maintained in U.S. dollars, which totaled $31,011 as of September 30, 2000. This account is not insured.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

At September 30, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statement
                            September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Compensated Absences
The Company's employees are entitled to paid vacations dependent upon the length of service. Accordingly, as of September 30, 2000, $841 has been accrued as accrued vacation pay and included in accrued payroll and employee benefits.

Revenue Recognition
Revenues and cost of revenues are recognized when services or products are furnished or delivered. At September 30, 2000, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense
Advertising costs are charged to operations when incurred. For the three-month period ended September 30, 2000, the Company expensed $150 for advertising, which amount is included in promotion expense.

Income Taxes
At September 30, 2000, the Company had accumulated net operating losses of approximately $89,000 from inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statement
                            September 30, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $68,246 for the six month period ended September 30, 2000, and has an accumulated deficit of $88,999 at that date. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Management believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. As of September 30, 2000, the Company has not experienced any significant problems. Any costs associated with Year 2000 compliance will be expensed when incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2000, the Company's fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of three to five years. Depreciation expense for the six-month period ending September 30, 2000 was $428. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
              Notes to the Consolidated Financial Statement
                            September 30, 2000

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.001 per share, of which there were 5,150,000 and 2,500,000 shares outstanding at September 30, 2000 and March 31, 2000, respectively. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock issuances during the three-month periods ended September 30, 2000 or September 30, 1999.

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

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. The Company's policy has been modified regarding non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies, which are translated at average rates of exchange in effect during the reporting period.

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

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2000

                              L.C.M. EQUITY, INC.
                              (registrant)



                              By:  /s/ Lisa Zumpano
                                   Lisa Zumpano Secretary/Treasurer, and a
                                   member of the Board of Directors