Form 10QSB
period 2000-12-31
LCM EQUITY INC
filed 2001-02-16
CIK 1084226

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


                        1028 Hamilton Street
                             Suite 404
                Vancouver, British Columbia V6B 2R9
              (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 5,150,000

=====================================================================

ITEM 1.   FINANCIAL STATEMENTS

Board of Directors
L.C.M. Equity, Inc.
Vancouver, British Columbia
Canada

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of L.C.M. Equity, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the nine months and three months ended December 31, 2000 and December 31, 1999, and for the period from January 12, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2001
                                F-1

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEETS

                                        December 31,   March 31,
                                        2000           2000
                                        (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                   $     21,260   $    114,279
 Prepaids                                      2,391            -
 GST refund receivable                           997            -
                                        ------------   ------------
     Total Current Assets                     24,648        114,279
                                        ------------   ------------
PLANT, PROPERTY & EQUIPMENT
 Computer hardware and software                4,236            -
 Website development                           6,100            -
 Accumulated depreciation and
  amortization                                (1,170)           -
                                        ------------   ------------
     Total Plant, Property & Equipment         9,166            -
                                        ------------   ------------
TOTAL ASSETS                            $     33,814   $    114,279
                                        ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $        545   $      1,032
 Accrued payroll and employee benefits           -              -
                                        ------------   ------------
     Total Current Liabilities                   545          1,032
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                    -              -
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock, 200,000,000 shares
  authorized, $.001 par value; 5,150,000
  shares issued and outstanding                5,150          5,150
 Additional paid-in capital                  128,850        128,850
 Deficit accumulated during
  development stage                         (101,252)       (20,753)
Accumulated other comprehensive income           521            -
                                        ------------   ------------
Total Stockholders' Equity                    33,269        113,247
                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $     33,814   $    114,279
                                        ============   ============

       See accompanying notes and accountant's review report.
       4                    L.C.M. EQUITY, INC.
                      (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                    From
                    For the Three           For the Nine            01-12-99
                    Months Ended            Months Ended            (Inception)
                    12-31-00    12-31-99    12-31-00    12-31-99    to 12-31-00
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)
REVENUES            $       -    $      -    $      -    $      -    $     -
                    -----------  ----------  ----------  ----------  ---------
OPERATING EXPENSES
General and
 administrative           5,068         -         6,779         -        7,236
Advertising and
 promotion                  -           -         2,477         -        2,477
Rent                        314         -         1,624         -        1,968
Management fees             -        10,600         -        10,600     11,632
Wages                     3,743         -        25,019         -       25,019
Payroll taxes and
 employee benefits          293         -         2,274         -        2,274
Depreciation and
 amortization               732         -         1,170         -        1,170
Web site
 maintenance                 25         -         1,244         -        7,674
Accounting and
 legal                   10,137         -        39,432         -       40,582
Stock transfer fees         240         -           560         -        1,310
                    -----------  ----------  ----------  ----------  ---------
Total Operating
 Expenses                20,552      10,600      80,579      10,600    101,342
                    -----------  ----------  ----------  ----------  ---------
LOSS FROM OPERATIONS    (20,552)    (10,600)    (80,579)    (10,600)  (101,342)
Other Income (Expenses):
 Miscellaneous income       -           -            39         -           39
 Miscellaneous expense      -           -           (38)        -          (38)
 Interest income             11         -            79         -           89
                    -----------  ----------  ----------  ----------  ---------
Total Other Income           11         -            80         -           90
                    -----------  ----------  ----------  ----------  ---------
LOSS BEFORE INCOME
 TAXES                  (20,541)    (10,600)    (80,499)    (10,600)  (101,252)
INCOME TAXES                -           -           -           -          -
                    -----------  ----------  ----------  ----------  ---------
NET LOSS                (20,541)    (10,600)    (80,499)    (10,600)  (101,252)
OTHER COMPREHENSIVE INCOME
Foreign currency
 translation gain           200         -           521         -          200
                    -----------  ----------  ----------  ----------  ---------
NET COMPREHENSIVE
 LOSS               $   (20,341) $  (10,600) $  (79,978) $  (10,600) $(101,052)
                    ===========  ==========  ==========  ==========  =========
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED   $       nil  $      nil  $    (0.02) $      nil  $   (0.03)
                    ===========  ==========  ==========  ==========  =========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED     5,150,000   2,500,000   5,150,000   2,500,000  3,114,955
                    ===========  ==========  ==========  ==========  =========
         See accompanying notes and accountant's review report.

                           L.C.M. EQUITY, INC.
                      (A Development Stage Company)
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            Deficit     Accumulated
                                            Accumulated Other      Total
                Common Stock     Additional During      Compre-    Stock-
                Number           Paid-in    Development hensive    holders'
                of Shares Amount Capital    Stage       Income     Equity
Issuance of
 common stock
 in March 1999
 for cash at
 $0.005
 per share     2,500,000 $ 2,500 $  10,000 $       -    $    -   $  12,500

Net loss for
 period ending
 03-31-99            -       -         -        (1,900)      -      (1,900)
               --------- ------- --------- -----------  -------- ---------
Balance,
 03-31-99      2,500,000   2,500    10,000      (1,900)      -      10,600

Issuance of
 common stock
 in March 2000
 for cash at an
 average of $0.01
 per share     2,650,000   2,650   118,850         -         -     121,500

Net loss for
 year ending
 03-31-00            -       -         -       (18,853)      -     (18,853)
               --------- ------- --------- -----------  -------- ---------
Balance,
 03-31-00      5,150,000   5,150   128,850     (20,753)      -     113,247

Foreign currency
 translation gain    -       -         -           -         521       521

Net loss for
 the period
 ending
 12-31-00            -       -         -       (80,499)      -     (80,499)
               --------- ------- --------- -----------  -------- ---------
Balance, 12-31-00
 (unaudited)   5,150,000 $ 5,150 $ 128,850 $  (101,252) $    521 $  33,269
               ========= ======= ========= ===========  ======== =========




       See accompanying notes and accountant's review report.
                                F-4

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              From
                                                              January 12, 1999
                                 For the Nine Months Ended    (Inception)
                                 12-31-00        12-31-00     to 12-31-00
                                 (Unaudited)     (Unaudited)  (Unaudited)
Cash flows from operating activities:
 Net loss                        $     (80,499)  $    (10,600)  $   (101,252)
 Adjustments to reconcile net loss to net
  cash used by operations:
 Depreciation and
  amortization expense                   1,170            -            1,170
 Changes in assets and liabilities:
 Increase in GST refund
  receivable                              (997)           -             (997)
 Increase in prepaid
  expenses                              (2,391)           -           (2,391)
 Increase (decrease) in
  accounts payable
  and accrued payroll                     (487)           -              545
                                 -------------   ------------   ------------
Net cash used in operating
 activities                            (83,204)       (10,600)      (102,925)
                                 -------------   ------------   ------------
Cash flows from investing activities:
 Website development                    (6,100)           -           (6,100)
 Purchase of equipment                  (4,236)           -           (4,236)
                                 -------------   ------------   ------------
Net cash used for
 investing activities                  (10,336)           -          (10,336)
                                 -------------   ------------   ------------
Cash flows from financing activities:
Issuance of stock for cash                 -              -          134,000
                                 -------------   ------------   ------------
Net cash provided by
 financing activities                      -              -          134,000
                                 -------------   ------------   ------------
Net increase (decrease)
 in cash                               (93,540)       (10,600)        20,739
Other comprehensive
 income (loss)                             521            -              521
Cash, beginning of period              114,279         10,600            -
                                 -------------   ------------   ------------
Cash, end of period              $      21,260   $        -     $     21,260
                                 =============   ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest expense paid           $         -     $        -     $        -
                                 =============   ============   ============
 Income taxes paid               $         -     $        -     $        -
                                 =============   ============   ============

       See accompanying notes and accountant's review report.
                                F-5

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (herein after "the Company"), was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of December 31, 2000, the Company's principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. ("Uscribble"). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at December 31, 2000, had not realized any significant revenues from their planned operations.

The Company serves as a holding company for its subsidiary's operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The Company's and its subsidiary's fiscal year-ends are March 31.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements as of and for the nine months ended December 31, 2000, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Concentration of Risk
The Company maintains three cash accounts in one commercial bank in Vancouver, British Columbia, Canada. Two of the Company's cash accounts are business checking account maintained in U.S. dollars, which totaled $14,072 as of December 31, 2000. These accounts are not insured.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments
The carrying amounts for cash, prepaids, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

Derivative Instruments
In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000.

Compensated Absences
The Company's employees are entitled to paid vacations dependent upon the length of service. Accordingly, as of December 31, 2000, all benefits had been paid to former employees and, thus, $0 has been accrued as accrued vacation pay and included in accrued payroll and employee benefits.

Revenue Recognition
Revenues and cost of revenues are recognized when services or products are furnished or delivered. At December 31, 2000, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense
Advertising costs are charged to operations when incurred. For the three-month period ended December 31, 2000, the Company expensed $60 for advertising, which amount is included in promotion expense.

Income Taxes
At December 31, 2000, the Company had accumulated net operating losses of approximately $ 10 1,000 from inception. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2000, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $80,499 for the nine-month period ended December 31, 2000, and has an accumulated deficit of $101,252 at that date. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2000, the Company's fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of three to five years. In addition, the Company capitalized website development costs, which is being amortized on the straight-line method over the estimated useful life of two years. Depreciation and amortization expense for the nine-month period ending December 31, 2000 was $1,170. Maintenance and repairs are expensed as incurred.

                        L.C.M. EQUITY, INC.
                   (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.001 per share, of which there were 5,150,000 shares outstanding at December 31, 2000 and March 31, 2000. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock issuances during the nine-months ended December
31, 2000.

In March 1999, 2,500,000 shares of common stock were sold through a private placement at a price of $0.005 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placement raised a total of $12,500, which proceeds will be used for general corporate purposes. Of the total shares issued, 1, 111, 115 shares were issued to officers and directors of the Company.

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

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. The Company's policy has been modified regarding non-monetary assets and liabilities and items recorded in income. Transactions originally denominated in foreign currencies are translated at average rates of exchange in effect during the reporting period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND
          RESULTS OF OPERATIONS.

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

     The Company expects to earn revenues in the second quarter of 2001. There is no assurance, however, that the Company will earn said revenues as planned.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of February, 2001

                              L.C.M. EQUITY, INC.
                              (Registrant)

                              By:  /s/ Brian McAlister
                                   Brian McAlister, President,
                                   Chairman of the Board of Directors