Form 10KSB
period 2001-03-31
LCM EQUITY INC
filed 2001-06-29
CIK 1084226

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-30995

LCM EQUITY INC.
name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0232244 (Employer Identification No.)

283 Davie Street
Suite 702
Vancouver, British Columbia
Canada V6B 5T6
(Address of principal executive offices, including zip code.)

(604) 408-7553
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [ x ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. March 31, 2001 - $-0-.

There is currently no market value of the voting stock on June 26, 2001. There are approximately 2,494,439 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 26, 2001 - 5,150,000 shares of Common Stock

Documents Incorporated by Reference

1. The Registrants's Form 10SB Registration Statement and exhibits filed with the Securities and Exchange Commission, SEC file #000-30995 on July 11, 2000, and all amendments thereto.

2. All reports filed with the Securities and Exchange after July 11, 2000.

Transitional Small Business Issuer Format

YES [ ] NO [ x ]

PART I.

ITEM 1. BUSINESS

Background

L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999 to engage in the business of determining the sex of animals prior to conception. On or about March 10, 2000, L.C.M. Equity changed it business purpose to creating and implementing on-line Internet literary interaction. On March 20, 2000, L.C.M. Equity, Inc. incorporated Uscribble.com Writing Inc. hereinafter "Uscribble" as a wholly owned subsidiary corporation. Uscribble was incorporated under the laws of the province of British Columbia. L.C.M Equity, Inc. and Uscribble are collectively referred to hereinafter as the "Company."

The Company launched its website in August 1991.

General

The Company engages in the business of creating and implementing on-line Internet literary interaction. On-line Internet literary interaction will provide a forum for amateur writers to:

1. Showcase and improve their literary composition by way of competitions.
2. Interact with one another through discussion on a chat site.
3. Obtain literary educational tools from the Company.

The Company has established an Internet Web-site.

Internet Web-Site

The Company=s website will be accessible to customers with a desktop or laptop personal computer with Internet access through a dial up server or cable or network access.

Persons who wish to participate will be able to subscribe for membership over the Internet by completing an application form appearing at the website.

The website will be controlled by the Company and will be designed to invite customers to sign up and apply for a membership. Upon acceptance, the approved customer is then given a username and password and is thereby able to access the Company=s website over the Internet through their Internet service provider.

The Company=s website allows customers enter contests, interact with other authors on a chat page, and display their literary compositions. No additional fee will be charged to interact on the chat page or for one entry to each of the Company=s annual contests.

The Company owns and has the copyright to the website www.Uscribble.com. The Company intends to sell space on its website to advertisers. The Company does not intend to limit the nature of the advertising.

Contests

The Company promotes prose and poetry contests. As of the date hereof, the Company has entered into negotiations with a number of individuals to act as judges of the competition, however, no agreements have been reached with any individual and there is no assurance that the Company will ever enter into any agreements with any individuals to act as judges of the Company=s competition.

Publications

The Company develops publications which are promoted by the Company to the general public and for use in developing literary skills such as writing and publish prose and poetry. The publications are written by the Company with the aid of literary consultants to the Company. As of the date hereof, the Company has retained the services of literary consultants.

Competition

The Company expects to encounter competition from existing literary societies which sponsor writing and poetry contests as well book publishers. Many of the Company=s potential competitors have or may have, as the case may be, greater capital and other resources than the Company. There can be no assurance that the Company will be able to generate meaningful revenues or earnings from its proposed Internet website operations or otherwise successfully compete in the future.

The Company may have difficulty in attracting members to its site if it is unable to construct its website in such a fashion as to provide a unique and enjoyable literary experience for members. In addition, the Company recognizes the need to spend funds on advertising and promotion of its site through a host of Internet sites that management believes are visited by potential members who enjoy the challenge of writing and/or attempting to publish prose or poetry.

Literary Skills Programs

The Company=s intends to develop and offer a basic literary skill education to its members. The basic literary skill education will consist of articles and dialogue which serve to expand the literary awareness of amateur writers. From time to time, the Company intends to have online speakers present and teach writing skills to its members. The Company intends to supplement its program with its publications.

The Company intends to advertise and promote its club through all available advertising mediums, which are in any manner related to the publications of books, book club, poetry clubs and publications, television shows or Internet sites which relate to the foregoing. As of the date hereof, the Company has not initiated any advertising and does not intend to do so until such time as the construction of its Internet website has been completed.

Software

In order to initiate its operations, the Company has entered into a non-exclusive software license agreement with Web-Scape Internet Management of Vancouver, British Columbia to acquire and develop all software necessary to operate its literary website. The software is customized and includes Hyper Text Mark-up Language (HTML) coding.

The Company does not intend to undertake any software development or research, but intends to rely entirely on the efforts of Web-Scape Internet Management. The Company may not license the software to anyone other than wholly owned subsidiary corporations of the Company.

In the event that Web-Scape Internet Management ceases operations for any reasons or refuses to renew its agreement with the Company, the Company will seek the services of another vendor.

The Company also believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. The Company believes that financial security on the Internet is achievable by employing a VeriSign Secure Site Digital ID from the Canadian Imperial Bank of Commerce (CIBC).

Trademarks and Copyrights

The Company intends to obtain trademarks and copyrights when necessary. As of the date hereof the Company owns no trademarks or copyrights. Prose and poetry appearing on its website will be copyrighted in the name of the author.

Company=s Office

The Company=s headquarters are located at 283 Davie Street, Suite 702, Vancouver, British Columbia, Canada V6B 5T6 and its telephone number is (604) 408-7553.

Employees

The Company is a development stage company and currently has no employees other than its Officers and Directors. The Company intends to hire additional employees as needed.

Risk Factors

1. Company No History of Earnings. The Company has no operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance.

2. Development and Market Acceptance of Services. The Company=s success and growth will depend upon the Company=s ability to market its services. The Company=s success will depend in part upon the market=s acceptance of, and the Company=s ability to deliver and support its literary club.

3. Dependence on Technology Suppliers. The Company is dependent upon an outside technology suppliers for the preparation and creation of its web site.

4. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company=s cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

5. Foreign Operations Risks. The Company=s principal business operations will be located in Vancouver, British Columbia, Canada. British Columbia laws relating to taxation, business licensing and other areas may be different from those typically encountered in the United States.

6. Competition. Most of the Company=s competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company=s services compete indirectly with all other forms of publishing.

7. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day to day affairs of the Company.

8. Issuance of Additional Shares. 194,850,000 shares of Common Stock or 97.43% the 200,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments or contracts to issue any additional shares to other persons. The Company may in the future attempt to issue shares to acquire products, equipment or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

9. Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

10. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company=s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company=s Board of Directors.

11. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company does not own any real or personal property. The Company=s only asset is cash.

The Company=s headquarters are located at 283 Davie Street, Suite 702, Vancouver, British Columbia, Canada V6B 5T6 and its telephone number is (604) 408-7553.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for the Company=s securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company=s securities as pledged collateral for loans unless a regular trading market develops.

Onyx Trading Corp. ("Onyx"), a registered broker/dealer, has submitted a Form 211 to the National Association of Securities Dealers, Inc. ("NASD") requesting that the Company=s shares of common stock be listed for trading on the Bulletin Board operated by the NASD (the "Bulletin Board"). As of the date hereof, Onyx has received a letter of comments from the NASD and has responded thereto. There is no assurance, however, that the Company=s common stock will ever be listed for trading on the Bulletin Board.

We have no outstanding options or warrants, or other securities convertible into, common equity.  Of the 5,150,000 shares of common stock outstanding as of June 26, 2001, 2,655,561 shares were issued to our officers, directors and others, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

As of June 26, 2001, the Company had 22 holders of record of its Common Stock.

The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

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

PART III

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

L.C.M. EQUITY, INC.
(A Development Stage Company)

Board of Directors
L.C.M. Equity, Inc.
Vancouver, British Columbia
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of L.C.M. Equity, Inc. (a development stage company) as of March 31, 2001and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the period from January 12, 1999 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.C.M. Equity, Inc. as of March 31, 2001 and 2000, and the results of its operations and comprehensive loss and its cash flows for the years then ended, and the period from January 12, 1999 (inception) to March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

June 21, 2001

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2001	2000
ASSETS
CURRENT ASSETS
Cash	$17,507	$114,279
GST Refund Receivable	972 ------------	- ------------
Total Current Assets	18,479	114,279

PROPERTY, PLANT, & EQUIPMENT
Website development	6,100	-
Accumulated amortization	(3,050)	-
Computer hardware	3,302	-
Computer software	727	-
Accumulated depreciation	(1,281) ------------	- ------------
Total Property, Plant, & Equipment	5,798	-

TOTAL ASSETS	$24,277 ======	$114,279 ======

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,481 ------------	1,032 ------------
Total Current Liabilities	2,481 ------------	1,032 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized,
$.001 par value; 5,150,000 shares
issued and outstanding	5,150	5,150
Additional paid-in capital	128,850	128,850
Deficit accumulated during development stage	(110,444)	(20,753)
Accumulated other comprehensive loss	(1,760) ------------	- ------------
Total Stockholders' Equity	21,796 ------------	113,247 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,277 ======	$114,279 ======

The accompanying notes are an integral part of these financial statements

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

						From
		Year		Year		January 12, 1999
		Ended		Ended		(Inception)
		March 31,		March 31,		To March 31,
		2001		2000		2001
REVENUES	$	- ------------	$	- ------------	$	- ------------

OPERATING EXPENSES
General and administrative expense		7,630		457		8,087
Depreciation		4,331		-		4,331
Rent		1,291		344		1,635
Payroll		27,146		-		27,146
Management fees		-		11,632		11,632
Web site expenses		1,188		6,430		7,618
Accounting and legal expense		44,741		-		45,891
Promotion Expense		2,480		-		2,480
Stock transfer expense		960 ------------		- ------------		1,710 ------------
Total Operating Expenses		89,766 ------------		18,863 ------------		110,529 ------------

LOSS FROM OPERATIONS		(89,766)		(18,863)		(110,529)
Other Income (Expenses):
Interest Income		75 ------------		- ------------		85 ------------
LOSS BEFORE INCOME TAXES		(89,691)		(18,863)		(110,444)

INCOME TAXES		- ------------		10 ------------		- ------------
NET LOSS		$(89,691) =======		$(18,853) =======		$(110,444) =======

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss		(1,760) ------------		- ------------		(1,760) ------------
NET COMPREHENSIVE LOSS		$(91,451) =======		$(18,853) =======		$(112,204) =======

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED		$(0.02) =======		$(0.01) =======		$(0.03) =======

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,150,000 =======			2,684,616 =======		3,766,667 =======

The accompanying notes are an integral part of these financial statements

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	During	Other	Total
	Number		Paid-in	Development	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Stage	Loss	Equity

Issuance of common stock in March 1999
for cash at $0.005 per share	2,500,000	$2,500	$10,000	$-	$-	$12,500

Net loss for period ending March 31, 1999	- ------------	---------	- ------------	(1,900) ------------	- ------------	(1,900) ------------

Balance, March 31, 1999	2,500,000	2,500	10,000	(1,900)	-	10,600

Issuance of common stock in March 2000
for cash at an average of $0.01 per share	2,650,000	2,650	118,850	-	-	121,500

Net loss for year ending March 31, 2000	- ------------	- ------------	- ------------	(18,853) ------------	- ------------	(18,853) ------------

Balance, March 31, 2000	5,150,000	5,150	128,850	(20,753)	-	113,247

Foreign currency translation loss	-	-	-	-	(1,760)	(1,760)

Net loss for year ending March 31, 2001	- ------------	- ------------	- ------------	(89,691) ------------	- --------------	(89,691) ------------

Balance, March 31, 2001	5,150,000 ======	$5,150 ======	$128,850 ======	$(110,444) ======	$(1,760) ======	$21,796 ======

The accompanying notes are an integral part of these financial statements

L.C.M. EQUITY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

						From
						January 12, 1999
		Year Ended		Year Ended		(Inception)
		March 31,		March 31,		To March 31,
		2001		2000		2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(89,691)		$(18,853)		$(110,444)
Adjustments to reconcile net loss to net
cash used by operations:
Depreciation and amortization expense		4,331		-		4,331
Changes in assets and liabilities:
Increase in GST refund receivable		(972)		-		(972)
Increase (decrease) in accounts payable
and accrued payroll		1,449 ------------		1,032 ------------		2,481 ------------
Net cash used in operating activities		(84,883) ------------		(17,821) ------------		(104,604) ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development		(6,100)		-		(6,100)
Purchase of equipment		(4,029) ------------		- ------------		(4,029) ------------
Net cash used for investing activities		(10,129) ------------		- ------------		(10,129) ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash		- ------------		121,500 ------------		134,000 ------------
Net cash provided by financing activities		- ------------		121,500 ------------		134,000 ------------

Net increase (decrease) in cash		(95,012)		103,679		19,267

Other comprehensive income (loss)		(1,760)		-		(1,760)

Cash, beginning of period		114,279 ------------		10,600 ------------		- ------------

Cash, end of period		$17,507 ======		$114,279 ======		$17,507 ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$	- ======	$	- ======	$	- ======
Income taxes paid	$	- ======	$	- ======	$	- ======

The accompanying notes are an integral part of these financial statements

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (hereinafter "the Company"), was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of March 31, 2001, the Company's principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. ("Uscribble"). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at March 31, 2001, had not realized any significant revenues from their planned operations.

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
March 31, 2001

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains four cash accounts in one commercial bank in Vancouver, British Columbia, Canada. Two of the Company's cash accounts are business checking account maintained in U.S. dollars, which totaled $13,137 as of March 31, 2001. These accounts are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, prepaids, and accounts payable approximate their fair value.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001.

Compensated Absences

The Company's employees are entitled to paid vacations dependent upon the length of service. Accordingly, as of March 31, 2001, all benefits had been paid to employees and, therefore, no benefits have been accrued.

Revenue Recognition

Revenues and cost of revenues are recognized when services or products are furnished or delivered. At March 31, 2001, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense

Advertising costs are charged to operations when incurred. For the year ended March 31, 2001, the Company expensed $149 for advertising, which amount is included in promotion expense.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the " more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2001, the Company had net deferred tax assets of approximately $22,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2001.

At March 31, 2001, the Company has net operating loss carryforwards of approximately $110,000, which expire in the years 2019 through 2021.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2001, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $89,691 for the year ended March 31, 2001, and has an accumulated deficit of $110,444 at that date. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2001, the Company's fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of three to five years. In addition, the Company capitalized website development costs, which is being amortized on the straight-line method over the estimated useful life of two years. Depreciation and amortization expense for the year ended March 31, 2001 was $4,331. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.001 per share, of which there were 5,150,000 shares outstanding at March 31, 2001. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock issuances during the year ended March 31, 2001.

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
March 31, 2001

NOTE 4 - COMMON STOCK (Continued)

In March 2000, 2,650,000 shares of common stock were sold through a private placement at an average price of $0.01 per share. The shares were issued pursuant to Rule 144 of the 1933 Securities Act and are restricted as to public transfer for a minimum period of one year. Of the total shares issued, 2,100,000 shares were issued to officers and directors of the Company.

NOTE 5 -RELATED PARTY TRANSACTIONS

On January 1, 2001, the Company was required to vacate the premises it occupied in Vancouver, B.C. The Company is presently occupying space owned by its president at no charge. The value of this space is considered immaterial to the financial statements.

NOTE 6 - TRANSLATION OF FOREIGN CURRENCY

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and/or disagreements with accountants on accounting and financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by each of the directors and officers of the Company are as follows:

Name	Age	Position
Brian McAlister	44	President and Chairman of the Board of Directors
Lisa Zumpano	29	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors
John Donaldson	65	Member of the Board of Directors

All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the Bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Brian McAlister - President and Chairman of the Board of Directors

Mr. McAlister has been the President and Chairman of the Board of Directors of the Company since March 12, 2000. Since March 20, 2000, Mr. McAlister has been a Director of Uscribble.com Writing Inc. Since 1988, Mr. McAlister has been President of Cornet Capital Corp., a corporation owned and controlled by Mr. McAlister which is engaged in the business of assisting start-up corporations with capital raising, funding and other consulting activities. From November 1999 to July 2000, Mr. McAlister was a director of Advanced Interactive, Inc., a Vancouver, British Columbia corporation, engaged in the business of developing interactive television. From February 1992 to October 1997, Mr. McAlister was a member of the Board of Directors of Novadigm, Inc. a corporation whose securities were traded on the NASDAQ small cap system. Mr. McAlister holds a Bachelor of Science degree in Business Administration with a major in finance from the University of Denver. Mr. McAlister is the husband of Lisa Zumpano, the Company=s Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors.

Lisa Zumpano - Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

Ms. Zumpano has been Secretary/Treasurer, Chief Financial Officer, and a and a member of the Board of Directors of the Company since March 12, 2000. Since March 20, 2000, Ms. Zumpano has been President and a member of the Board of Directors of Uscribble.com Writing Inc. From 1997 to 2000, Ms. Zumpano was employed by Red Emerald Ltd., formerly known as Neary Resources Corporation, a corporation located in Vancouver, British Columbia which was engaged in the business of introducing of a rare gemstone to the gem and jewelry business. Ms. Zumpano was responsible for operations and from 1998 to 1999 was employed by Red Emerald in marketing. From 1994 to 1997, Mr. Zumpano was employed Cornet Capital Corp., a Vancouver, British Columbia corporation which was engaged in the business of assisting start-up corporations with capital raising, funding and other consulting activities. Ms. Zumpano=s was responsible assisting clients with public relations. From 1994 to 1998, Ms. Zumpano was engaged in investor relations by the following corporations: Proginet Corp.; Forecross Corp.; Novadigm Inc; and, Red Emerald Ltd. (formerly Neary Resources Corp.) all of which are listed for trading on the Vancouver Stock Exchange. Ms. Zumpano is the wife of Brian McAlister, the Company=s President and Chairman of the Board of Directors.

John Donaldson - Member of the Board of Directors.

Since inception of the Company, Mr. Donaldson has been a member of the Board of Directors of the Company. From inception of the Company until March 12, 2000, Mr. Donaldson served as President of the Company. From 1980 to May 2000, Mr. Donaldson was self-employed operating a private investor relations and financing company, in Vancouver British Columbia.

Involvement in Certain Legal Proceedings

We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

Our officers and directors failed to file their Form 3s, 4s and 5s. The officers and directors plan to file their Form 3s within the next sixty days.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the ANamed Executive Officer@) during the three most recent fiscal years.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Brian McAlister	2001	0	0	0	0	0	0	0
President & Director	2000	0	0	0	0	0	0	0
	1999	0	0	0	0	0	0	0
Lisa Zumpano	2001	18,639	0	0	0	0	0	0
Secretary/Treasurer &	2000	0	0	0	0	0	0	0
Director	1999	0	0	0	0	0	0	0
John Donaldson	2001	0	0	0	0	0	0	0
Director	2000	0	0	10,600	0	0	0	0
	1999	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Washington.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 26, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent of Class
Brian McAlister 1265 Jefferson West Vancouver, BC Canada V7T 2B1	2,000,000	President and Chairman of the Board of Directors	38.83%
Lisa Zumpano 283 Davie Street, #702 Vancouver, BC Canada V6P 5T6	100,000	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	1.94%
John Donaldson 7811 Angus Drive Vancouver, BC Canada V6P 5K7	555,561	Member of the Board of Directors	10.79%
All officer and Directors as a Group (3 Persons)	2,655,561		51.56%
Peter Chow Kaula Lumpa Malaysia	277,777		5.39%
Donna Lavigne Sooke, BC Canada	555,554		10.79%
Whiteoak Finance	277,777		5.39%
Steve McKee West Vancouver, BC Canada	500,000		9.71%

[1] The persons named above are our parents and promoters within the meaning of such terms under the Securities Act of 1933 by virtue of their direct and indirect stock holdings. Messrs. Sterling, Allen and Sutherland are our only promoters.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 5, 1999, the Company issued 555,561 shares of common stock to John Donaldson and Donna Lavigne in consideration of $2,777.81. At the time, Mr. Donaldson was President and a member of the Board of Directors of the Company and Ms. Lavigne was Secretary and a member of the Board of Directors of the Company. Mr. Donaldson has since resigned his position as President, but continues to be a member of the Board of Directors. On March 12, 2000, Ms. Lavigne resigned as an officer and director of the Company.

On April 5, 1999, the Company issued an additional 555,554 shares of common stock to Mr. Donaldson and Ms. Lavigne in consideration of $2,777.77.

On March 15, 2000, the Company issued 2,100,000 shares of common stock to Brian McAlister and Lisa Zumpano in consideration of $21,000. Mr. McAlister and Ms. Zumpano were officers and directors of the Company at the time of issuance.

In the, future, we may borrow money from our officers and directors, if necessary. If we do so, the terms of the loans will be no less favorable to us than those that can be obtained from unaffiliated third parties. We will not loan money to our officers and directors. Forgiveness of a loan between us an affiliate must be approved by a majority of the board of directors who do not have an interest in the transaction and who have access, at our expense, to our counsel or an independent counsel.

All of our current transactions were approved and ratified by all of our directors. In each case, our directors had access to our counsel or any counsel of their choosing. All past transactions which are now closed had at least two disinterested directors at the time of each transaction.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No reports have been filed on Form 8-K since inception.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30995 on July 7, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 4.1	Articles of Incorporation of L.C.M. Equity, Inc. Bylaws of L.C.M. Equity, Inc. Articles of Incorporation of Uscribble. Specimen Stock Certificate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of June, 2001.

L.C.M. EQUITY, INC. (Registrant)
BY:	/s/ Brian McAlister Brian McAlister, President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29th day of June, 2001.

Signatures	Title	Date
/s/ Brain McAlister Brian McAlister	President, Chief Executive Officer and a Chairman of the Board of Directors	June 29 2001
/s/ Lisa Zumpano Lisa Zumpano	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	June 29, 2001
/s/ John Donaldson John Donaldson	Member of the Board of Directors	June 29, 2001