Form 10QSB
period 2001-06-30
LCM EQUITY INC
filed 2001-08-14
CIK 1084226

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 000-30995

L.C.M. EQUITY, INC.

(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

283 Davie Street
Suite 702
Vancouver, British Columbia
Canada V6B 5T6
(Address of principal executive offices)

(604) 899-1533

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

Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 5,150,000

=====================================================================

ITEM 1. FINANCIAL STATEMENTS.

L.C.M. EQUITY, INC.

(A Development Stage Company)

TABLE OF CONTENTS

ACCOUNTANT=S REVIEW REPORT	F-1
FINANCIAL STATEMENTS Consolidated Balance Sheets Consolidated Statements of Operations and Comprehensive Loss Consolidated Statement of Stockholders= Equity Consolidated Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6

The Board of Directors
L.C.M. Equity, Inc.
Vancouver, BC Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of L.C.M. Equity, Inc. (a development stage company), as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of L.C.M. Equity, Inc.

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

The financial statements for the year ended March 31, 2001 were audited by us and we expressed an unqualified opinion on it in our report dated June 21, 2001. We have not performed any auditing procedures since that date.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception on January 12, 1999 and has no revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 31, 2001

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	June 30, 2001 (unaudited)	March 31, 2001
ASSETS
CURRENT ASSETS
Cash	$14,066	$17,506
Prepaids	-	-
GST refund receivable	66 ------------	972 ------------
Total Current Assets	14,132 ------------	18,478 ------------

PROPERTY, PLANT, & EQUIPMENT
Website development	6,100	6,100
Accumulated amortization	(3,812)	(3,050)
Computer hardware	3,302	3,302
Computer software	727	727
Accumulated depreciation	(1,616) ------------	(1,281) ------------
Total Property, Plant, & Equipment	4,701 ------------	5,798 ------------
TOTAL ASSETS	$18,833 ========	$24,276 ========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,275 ------------	2,481 ------------
Total Current Liabilities	4,275 ------------	2,481 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $.001 par value; 5,150,000 shares issued and outstanding	5,150	5,150
Additional paid-in capital	128,850	128,850
Deficit accumulated during development stage	(119,948)	(112,184)
Accumulated other comprehensive income (loss)	505 ------------	(21) ------------
Total Stockholders' Equity	14,557 ------------	21,795 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,833 ========	$24,276 ========

See accompanying notes and accountant=s review report.

LCM EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months Ended June 30, 2001 (unaudited)		Three Months Ended June 30, 2000 (unaudited)		From January 12, 1999 (Inception) to June 30, 2001 (unaudited)
REVENUES	$	- ------------	$	- -------------	$	- ------------

OPERATING EXPENSES
General and administrative		786		2,051		10,612
Depreciation		1,098		219		5,429
Rent		-		825		1,635
Payroll		-		8,112		27,146
Payroll taxes and employee benefits		-		422		-
Management fees		-		-		11,632
Web site		-		3,380		7,618
Accounting and legal		5,774		20,804		51,665
Promotion		97		-		2,577
Stock transfer fees		11 ------------		320 ------------		1,721 ------------
Total Operating Expenses		7,766 ------------		36,133 ------------		120,034 ------------
LOSS FROM OPERATIONS		(7,766)		(36,133)		(120,034)
Other Income (Expenses):
Miscellaneous income		-		39		-
Interest income		2 ------------		43 ------------		86 ------------
LOSS BEFORE INCOME TAXES		(7,764)		(36,051)		(119,948)
INCOME TAXES		- ------------		- ------------		- ------------
NET LOSS		(7,764)		(36,051)		(119,948)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain		526 ------------		(892) ------------		505 ------------
NET COMPREHENSIVE LOSS		$(7,238) ========		$(36,943) ========		$(119,443) ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil ========	$	nil ========		$(0.03) ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		5,150,000 ========		5,150,000 ========		3,766,667 ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Number Of Shares	Amount	Additional Paid-in Capital

Issuance of common stock in March 1999 for cash at $0.005 per share	2,500,000	$2,500	$10,000	$-	$-	$12,500
Net loss for period ending March 31, 1999	- ----------	--------	- ----------	(1,900) ----------	- ----------	(1,900) ----------
Balance, March 31, 1999	2,500,000	2,500	10,000	(1,900)	-	10,600
Issuance of common stock in March 2000
for cash at an average of $0.01 per share	2,650,000	2,650	118,850	-	-	121,500
Net loss for year ending March 31, 2000	- ----------	- --------	- ----------	(18,853) ----------	- ----------	(18,853) ----------
Balance, March 31, 2000	5,150,000	5,150	128,850	(20,753)	-	113,247
Foreign currency translation loss	-	-	-	-	(21)	(21)
Net loss for year ending March 31, 2001	- ----------	- --------	- ----------	(91,431) ----------	- ----------	(91,431) ----------
Balance, March 31, 2001	5,150,000	5,150	128,850	(112,184)	(21)	21,795
Foreign currency translation gain	-	-	-	-	526	526
Net loss for quarter ending June 30, 2001 (unaudited)	- ----------	- --------	- ----------	(7,764) ----------	- ----------	(4,513) ----------
Balance, June 30, 2001(unaudited)	5,150,000 ======	$5,150 =====	$128,850 ======	$(119,948) ======	$505 ======	$17,808 ======

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

		Quarter Ended June 30, 2001 (unaudited)		Quarter Ended June 30, 2000 (unaudited)		From January 12, 1999 (Inception) to June 30, 2001 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(7,764)		$(36,051)		$(119,948)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization expense		1,098		219		5,428
Changes in assets and liabilities:
Increase in GST refund receivable		906		-		(66)
Increase (decrease) in accounts payable and accrued payroll		1,792 ------------		992 ------------		4,275 ------------
Net cash used in operating activities		(3,968) ------------		(34,840) ------------		(110,311) ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Website development		-		-		(6,100)
Purchase of equipment		- ------------		(3,995) ------------		(4,030) ------------
Net cash used for investing activities		- ------------		(3,995) ------------		(10,130) ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash		- ------------		- ------------		134,000 ------------
Net cash provided by financing activities		- ------------		- ------------		134,000 ------------
Net increase (decrease) in cash		(3,968)		(38,835)		13,559
Other comprehensive income (loss)		526		(892)		505
Cash, beginning of period		17,506 ------------		114,279 ------------		- ------------
Cash, end of period		$14,064 ========		$74,552 ========		$14,064 ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (hereinafter Athe Company@), was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of June 30, 2001, the Company=s principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. (AUscribble@). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at June 30, 2001, had not realized any significant revenues from their planned operations.

The Company serves as a holding company for its subsidiary=s operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The Company=s and its subsidiary=s fiscal year ends are March 31.

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

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
June 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Activities

The Company has been in the development stage since its formation on January 12, 1999. It is primarily engaged in acting as a holding company for subsidiaries that sell goods or provide services via the internet.

Uscribble, the Company=s subsidiary, has been in the development stage since its formation on March 20, 2000. Uscribble has created a web site that is an interactive literary site for aspiring amateur writers.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains four cash accounts in one commercial bank in Vancouver, British Columbia, Canada. Two of the Company=s cash accounts are business checking account maintained in U.S. dollars, which totaled $11,303 as of June 30, 2001. These accounts are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, and accounts payable approximate their fair value.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

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

At June 30, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled AAccounting for Impairment of Long-lived Assets.@ In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Compensated Absences

The Company=s employees are entitled to paid vacations dependent upon the length of service. Accordingly, as of June 30, 2001, all benefits had been paid to employees and, therefore, no benefits have been accrued.

Revenue Recognition

Revenues and cost of revenues are recognized when services or products are furnished or delivered. At June 30, 2001, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense

Advertising costs are charged to operations when incurred. For the quarter ended June 30, 2001, the Company had no advertising expenses.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $23,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $120,000, which expire in the years 2019 through 2022.

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At June 30, 2001, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company=s accumulated deficit or net losses presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern continued

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $7,764 for the quarter ended June 30, 2001, and has an accumulated deficit of $119,948. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company=s services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption of SFAS 131 has no effect on the Company=s financial statements and disclosures. Adoption of SFAS 130 is disclosed in the accompanying financial statements.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

Interim Financial Statements

Interim financial statements at June 30, 2001 and for the three months ended June 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 B PROPERTY AND EQUIPMENT

At June 30, 2001, the Company=s fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of three to five years. In addition, the Company capitalized website development costs, which are being amortized on the straight-line method over the estimated useful life of two years. Depreciation and amortization expense for the three months ended June 30, 2001 was $1,098. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 4 B COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.0001 per share, of which there were 5,150,000 shares outstanding at June 30, 2001. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock issuances during the quarter ended June 30, 2001.

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

NOTE 5 B RELATED PARTY TRANSACTIONS

On January 1, 2001, the Company was required to vacate the premises it occupied in Vancouver, B.C. The Company is presently occupying space owned by it president at no charge. The value of this space is considered immaterial to the financial statements.

NOTE 6 B TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. The Company=s policy has been modified regarding non-monetary assets and liabilities and items recorded in income. Transactions originally denominated in foreign currencies are translated at average rates of exchange in effect during the reporting period.

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS.

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

The Company does not expects to earn revenues in the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2001.

L.C.M. EQUITY, INC. (Registrant)
By:	/s/ Lisa Zumpano Lisa Zumpano, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors