Form 10QSB
period 2001-09-30
LCM EQUITY INC
filed 2001-10-25
CIK 1084226

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 000-30995

L.C.M. EQUITY, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification Number)

7225 Blenheim Street
Vancouver, British Columbia V6N 1S2
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 5,150,000

=====================================================================

Board of Directors
L.C.M. Equity, Inc.
Vancouver, BC
Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of L.C.M. Equity, Inc. (a development stage company) as of September 30, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of L.C.M. Equity, Inc.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 11, 2001

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	Sep 30, 2001 (unaudited)	March 31, 2001
ASSETS
CURRENT ASSETS
Cash	$1,962	$17,506
GST refund receivable	38 ------------	972 ------------
Total Current Assets	2,000 ------------	18,478 ------------

PROPERTY AND EQUIPMENT
Website development	6,100	6,100
Accumulated amortization	(4,574)	(3,050)
Computer hardware	3,302	3,302
Computer software	727	727
Accumulated depreciation	(1,952) ------------	(1,281) ------------
Total Property, Plant, & Equipment	3,603 ------------	5,798 ------------

TOTAL ASSETS	$5,603 ========	$24,276 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$523 ------------	2,481 ------------
Total Current Liabilities	523 ------------	2,481 ------------

COMMITMENTS AND CONTINGENCIES	- ------------	- ------------

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $.001 par value; 5,150,000 shares issued and outstanding
	5,150	5,150
Additional paid-in capital	128,850	128,850
Deficit accumulated during development stage	(128,720)	(112,184)
Accumulated other comprehensive gain (loss)	(200) ------------	(21) ------------
Total Stockholders' Equity	5,080 ------------	21,795 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,603 ========	$24,276 ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended September 30, 2001 (unaudited)		Three Months Ended September 30, 2000 (unaudited)		Six Months Ended September 30, 2001 (unaudited)		Six Months Ended September 30, 2000 (unaudited)		January 12, 1999 (Inception) to September 30, 2001 (unaudited)
REVENUES	$	- ------------	$	- ------------	$	- ------------	$	- ------------	$	- ------------
OPERATING EXPENSES
General and administrative		612		656		1,397		2,387		11,224
Depreciation		1,098		219		2,196		438		6,527
Rent		-		485		-		1,310		1,635
Payroll		-		14,723		-		23,257		27,146
Management fees		-				-		-		11,632
Web site		-		3,939		-		7,319		7,618
Accounting and legal		2,181		8,491		7,955		29,295		53,846
Promotion		4,858		3,989		4,955		3,989		7,435
Stock transfer fees		23 ------------		- ------------		34 ------------		320 ------------		1,744 ------------
Total Operating Expenses		8,772 ------------		32,502 ------------		16,537 ------------		68,315 ------------		128,806 ------------

LOSS FROM OPERATIONS		(8,772)		(32,502)		(16,537)		(68,315)		(128,806)
Other Income (Expenses):
Miscellaneous income		-		-		-		39		-
Miscellaneous expense		-		(38)		-		(38)		-
Interest income		- ------------		25 ------------		1 ------------		68 ------------		86 ------------
LOSS BEFORE INCOME TAXES		(8,772)		(32,515)		(16,536)		(68,246)		(128,720)
INCOME TAXES		- ------------		- ------------		- ------------		- ------------		- ------------
NET LOSS		(8,772)		(32,515)		(16,536)		(68,246)		(128,720)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(705) ------------		963 ------------		(179) ------------		(321) ------------		(200) ------------
NET COMPREHENSIVE LOSS		$(9,477) ========		$(31,552) ========		$(16,715) ========		$(68,567) ========		$(128,920) ========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
	$	nil ========		$(0.01) ========	$	nil ========		$(0.01) ========		$(0.03) ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED
		5,150,000 ========		5,150,000 ========		5,150,000 ========		5,150,000 ========		5,150,000 ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Number of Shares	Amount

Issuance of common stock in March 1999 for cash at $0.005 per share
	2,500,000	$2,500	$10,000	$-	$-	$12,500

Net loss for period ending March 31, 1999	- ------------	------------	- ------------	(1,900) ------------	- ------------	(1,900) ------------

Balance, March 31, 1999	2,500,000	2,500	10,000	(1,900)	-	10,600

Issuance of common stock in March 2000 for cash at an average of $0.01 per share
	2,650,000	2,650	118,850	-	-	121,500

Net loss for year ending March 31, 2000	- ------------	- ------------	- ------------	(18,853) ------------	- ------------	(18,853) ------------

Balance, March 31, 2000	5,150,000	5,150	128,850	(20,753)	-	113,247

Foreign currency translation loss	-	-	-	-	(21)	(21)

Net loss for year ending March 31, 2001	- ------------	- ------------	- ------------	(91,431) ------------	- ------------	(91,431) ------------

Balance, March 31, 2001	5,150,000	5,150	128,850	(112,184)	(21)	21,795

Foreign currency translation loss	-	-	-	-	(179)	(179)

Net loss for six months ending September 30, 2001	- ------------	- ------------	- ------------	(16,536) ------------	- ------------	(16,536) ------------

Balance, September 30, 2001 (unaudited)	5,150,000 ========	$5,150 ========	$128,850 ========	$(128,720) ========	$(200) ========	$5,080 ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended September 30, 2001		Six Months Ended September 30, 2000		From January 12, 1999 (Inception) to September 30, 2001
	(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(16,536)		$(68,246)		$(128,720)
Adjustments to reconcile net loss to net cash used by operations:

Depreciation and amortization expense		2,196		438		6,526
Changes in assets and liabilities:
Decrease in GST refund receivable		933		(950)		(38)
Increase in prepaid expenses		-		(1,000)		-
Increase (decrease) in accounts payable
and accrued payroll		(1,958) ------------		1,314 ------------		523 ------------
Net cash used in operating activities		(15,365) ------------		(68,444) ------------		(121,709) ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Website development		-		-		(6,100)
Purchase of equipment		- ------------		(4,217) ------------		(4,029) ------------
Net cash used for investing activities		- ------------		(4,217) ------------		(10,129) ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash		- ------------		- ------------		134,000 ------------
Net cash provided by financing activities		- ------------		- ------------		134,000 ------------

Net increase (decrease) in cash		(15,365)		(72,661)		2,162

Other comprehensive income (loss)		(179)		(321)		(200)

Cash, beginning of period		17,506 ------------		114,279 ------------		- ------------

Cash, end of period		$1,962 ========		$41,297 ========		$1,962 ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$	- ========	$	- ========	$	- ========
Income taxes paid	$	- ========	$	- ========	$	- ========

See accompanying notes and accountant=s review report.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

L.C.M. Equity, Inc. (hereinafter Athe Company@) was incorporated on January 12, 1999 under the laws of the State of Nevada primarily for the purpose of acting as a holding company for subsidiaries that sell goods or provide services via the internet. As of September 30, 2001, the Company=s principal office is located Vancouver, British Columbia, Canada.

In March 2000, the Company formed a subsidiary, Uscribble.com Writing Inc. (AUscribble@). Uscribble has created a web site that is an interactive literary site for aspiring amateur writers. L.C.M. Equity, Inc. and Uscribble.com Writing Inc. are in the development stage and, at September 30, 2001, had not realized any significant revenues from their planned operations.

The Company serves as a holding company for its subsidiary=s operations. References herein to the Company include the Company and it subsidiary, unless the context otherwise requires.

The Company=s and its subsidiary=s fiscal year-ends are March 31.

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

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Uscribble.com Writing Inc. (hereinafter AUscribble@), the Company=s subsidiary, has been in the development stage since its formation on March 20, 2000. Uscribble has created a web site that is an interactive literary site for aspiring amateur writers.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Risk

The Company maintains four cash accounts in one commercial bank in Vancouver, British Columbia, Canada. Two of the Company=s cash accounts are business checking accounts maintained in U.S. dollars, which totaled $1,439 as of September 30, 2001. These accounts are not insured.

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

At September 30, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

Compensated Absences

The Company=s employees are entitled to paid vacations dependent upon the length of service. As of September 30, 2001, all benefits had been paid to employees and, therefore, no benefits have been accrued.

Revenue Recognition

Revenues and cost of revenues are recognized when services or products are furnished or delivered. At September 30, 2001, no revenues were realized or recognized by the Company or its subsidiary.

Advertising Expense

Advertising costs are charged to operations when incurred. For the quarter ended September 30, 2001, the Company had no advertising expenses.

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

At September 30, 2001, the Company had net deferred tax assets of approximately $25,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $128,000, which expire in the years 2019 through 2022.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2001, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company=s accumulated deficit or net losses presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $8,772 for the quarter ended September 30, 2001, and has an accumulated deficit of $128,720. The Company, being a development stage enterprise, is currently putting technology in place that will, if successful, mitigate these factors which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company=s services. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and the adoption of SFAS 131 had no effect on the Company=s financial statements and disclosures. Adoption of SFAS 130 is disclosed in the accompanying financial statements.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 2CSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after September 30, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

Interim Financial Statements

Interim financial statements at September 30, 2001 and for the six months ended September 30, 2001, included herein, have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

NOTE 3 B PROPERTY AND EQUIPMENT

At September 30, 2001, the Company=s fixed assets consist of computer hardware and software, which are being depreciated on the straight-line method over the estimated useful lives of three to five years. In addition, the Company capitalized website development costs, which are being amortized on the straight-line method over the estimated useful life of two years. Depreciation and amortization expense for the three months ended September 30, 2001 was $1,098. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

L.C.M. EQUITY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 4 B COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.001 per share, of which there were 5,150,000 shares outstanding at September 30, 2001. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

There were no stock issuances during the quarter ended September 30, 2001.

In March 1999, 2,500,000 shares of common stock were sold through a private placement at a price of $0.005 per share. The offering was made pursuant to exemptions afforded by Sections (4)2 or 3(b) of the Securities Act of 1933 and Rule 504 of Regulation D. The private placement raised a total of $12,500, which proceeds were used for general corporate purposes. Of the total shares issued, 1,111,115 shares were issued to officers and directors of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of October, 2001.

L.C.M. EQUITY, INC. (Registrant)
BY:	/s/ Lisa Zumpano Lisa Zumpano, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors