Form 10KSB
period 2001-12-31
REGMA BIO TECHNOLOGIES LTD
filed 2002-04-01
CIK 1084226

=========================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-30995

REGMA BIO TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	Unavailable (IRS Employer Identification No.)

217 Plaza
535 Kings Road
London, SW10 0SZ, UK
(Address of principal executive offices, including zip code.)

44 207 351 0005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [ ]

=========================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. December 31, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on March 21, 2002 was $14,411,189. There are approximately 6,004,662 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

PART I

ITEM 1. BUSINESS.

Business Development.

Regma Bio Technologies Limited ("Regma" or "the Company") is a biotechnology research and development company with headquarters in the UK. Regma was founded in January 2000, under the laws of England and Wales, and subsequently completed a share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), a Nevada Corporation, on November 2, 2001 to become a reporting company with the Securities and Exchange Commission.

L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999 to engage in the business of determining the sex of animals prior to conception. On or about March 10, 2000, L.C.M. Equity, Inc. changed its business purpose to creating and implementing on-line Internet literary interaction. On March 20, 2000, L.C.M. Equity, Inc. incorporated Uscribble.com Writing, Inc., hereinafter "Uscribble", as a wholly owned subsidiary corporation. Uscribble was incorporated under the laws of the province of British Columbia, Canada, and was disposed of as a condition of the reverse merger between Regma and L.C.M. Equity Inc. on November 2, 2001.

The share exchange agreement has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share date prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

The year end of the registrant has been changed to December 31, and comparatives are also presented for the period to December 31, 2000.

Business.

Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. The Company was formed to develop platform technologies, apply these technologies to commercial target pathogens, and to license the resulting products to pharmaceutical companies. Regma has established its corporate headquarters at 217 Plaza, 535 Kings Road, London, UK and its research and development laboratories at the Porton Down Science Park, Porton Down, Salisbury, UK.

The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval and market its products. The Company plans to seek additional financing through the sale of securities to investors to provide the funding necessary for commercialization, and by entering into joint ventures or licensing or similar arrangements with pharmaceutical companies. The novel methods and technology of the Company are based upon the work of the late Dr. Vladimir Pasechnik and Caisey Harlingten, who approached Pasechnik and created Regma for the treatment and prevention of infectious disease through powerful alternatives. The Company is currently conducting pre-clinical studies on its novel TB product, and has is developing a further range of pipeline products.

Regma is positioned as a development-stage biopharmaceutical company, and plans to develop its products to the point of being able to out-license to a major pharmaceutical organization. Licensing will be executed at the time when it is most attractive to the Company. The Company plans to enter into pharmaceutical co-development and co-marketing agreements with the multinational pharmaceutical companies that have greater resources to achieve international marketing, sales and distribution of the resultant products.

Regma identifies, as its core competency, the discovery and development of bacteriophage therapeutic products for the treatment of infectious diseases.

Product Development Plan

Regma's approach to developing a "product line" is to:

1. Pursue an "in house" discovery and development program.
2. Pursue collaborative efforts with academic institutions for in-licensing and development of their discoveries.

Pursuant to Regma's "in house" product development plans, Regma, together with its collaborators in science, technology and pharmaceutical development, and its science and technology advisors, plans to bring forward a series of high value pharmaceutical products. These products will be based on the development of new bacteriophage and other associated proprietary technologies for the treatment of TB as Regma's first area of focus. Regma has a development program that will enable it to exploit the benefits of the FDA fast-tracking facility, in order to maximize the commercial advantages of its products and intellectual property.

The medical community, including national and international public health agencies, have been urging and supporting the biomedical research community to expand their efforts to identify new technologies and products employing novel mechanisms of action against infectious bacteria.

The Company is now conducting preclinical trials for its anti tuberculosis product, and is engaged in pre-clinical studies for a number of further pipeline products. It is anticipated that pre-clinical trials for its anti tuberculosis product and further products will continue during 2002.

Research and Development

The amount spent on research and development by the Company for the fiscal periods ending December 31, 2000 and 2001 was $103,489 and $438,293, respectively.

Manufacturing

Essential to the successful scale-up manufacturing of bacteriophage therapeutic products for pre-clinical and clinical testing, regulatory approval and commercial sale is the establishment of current Good Manufacturing Practices (cGMP) systems of manufacturing that will result in the reproducible manufacturing of pharmaceutical products. Regma's management have substantial expertise in the cGMP manufacturing of pharmaceutical products, and plan to have the Company's initial products manufactured by contract at a facility in compliance with FDA cGMP.

Government Regulation

The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The products described in the section entitled"Product Development Plan" above will be subject to regulation as therapeutics or devices by the FDA, as well as a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would likely incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company or its partners will receive FDA approval necessary to commercially market its products, if any, and that if the Company is successful, it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

Food and Drug Administration Regulations

The FDA approved process for conducting clinical trials in the USA consists of four steps that all new drugs, antibiotics and biologicals must follow. They are:

1. Investigational new drug application (IND);
2. Clinical trials;
3. New drug application (review and approval) or 510K device application; and
4. Post-marketing surveys.

On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatments. The Company believes that the products under consideration by the Company will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease, because the Company's products are targeted as potential treatments for TB and are expected to be non-toxic in the treatment paradigm.

Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with testing the safety of the new product. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body: how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials for a novel TB product are estimated to cost $650,000 (WHO Oct 2001 Pharmaeconomic Report on the Economics of TB Drug development), taking three to six months to complete.

Phase II Clinical Trials for a novel TB product are estimated to cost $3.4 million (WHO Oct 2001 The Economics of TB Drug development). At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Regma plans on partnering with a major pharmaceutical company prior to its products entering Phase III clinical trials.

The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. The final step is the post-marketing surveillance or surveys of patients being treated with the drug to determine its long-term effects. This has no effect on the marketing of the drug unless highly toxic conditions arise.

The time required to complete the above procedures averages seven years. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained, or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may reduce the period during which the Company will be able to exploit them. Total estimated costs of Clinical Trials for a novel TB product are US$26.7 million.

Competition

The Company may encounter competition from other organizations within the biotechnology arena. Any and all pharmaceutical and biotechnology companies that discover, make and/or sell antibiotic products for the treatment of bacterial infectious diseases represent competition for Regma. The competition anticipated to be faced by Regma during the discovery, development and marketing of its product line of bacteriophage therapeutic agents will be represented by a combination of elements. Competition may be encountered from the discovery and invention of new antibiotics that may be analogs or derivatives of existing antibiotics, to which antibiotic resistance genes have not yet been expressed. Competition may also come from companies with new classes of chemotherapeutic antibiotics, for which there may not yet exist antibiotic resistance mechanisms within the bacterial genome. Competition may also come from the development of novel vaccines. With regards to TB, there has not been a product introduction of any novel compound for its treatment in thirty years. The Company is not aware of any competitors seeking to produce the same products as Regma.

Product Liability Exposure

The Company does not maintain a product liability insurance. The Company believes that it will not be held liable for injuries suffered by participants in the future in its clinical trials because it plans to require each participating patient to execute a waiver of claims as a result of adverse reaction to the Company's products.

Glossary of Terms
Anthrax:	a lethal pathogen used as a biological and bioterrorist weapon of mass destruction
cGMP:	Current Good Manufacturing Practice
EMEA:	European Medicines Evaluation Agency, London
FDA:	Food and Drug Administration, USA
IND Application:	Investigational New Drug Application (FDA)
MCA:	Medicines Control Agency , London UK
MDR TB:	Multi drug resistant Tuberculosis
PCT:	Patents Cooperation Treaty
Phase I ,II, III:	The stages of clinical trials required by the FDA in the USA and by the MCA and EMEA in Europe
TB:	Tuberculosis
WHO:	World Health Organization, New York, USA

Patent Status and Protection of Proprietary Technology

The following are pending patent approval and have been submitted:

-	U.K. Patent No GB 0019721.0 and PCT International Patent No GB 01/036258 - Treatment of Mycobacterial Infection
-	UK Patent No GB 0029373.8 and PCT International Patent No GB01/05333 - Protein Screening Method.
-	UK Patent No GB 0115385.7 - Treatment of Intracellular Infection
-	UK Patent No GB 0118009.0 - Anti-Anthrax Therapeutics

An additional UK patent was filed on March 12, 2002.

Marketing

It is the Company's intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry.

Employees.

The Company has four employees. The Company plans to hire additional employees in the future as necessary

Reports to Security Holders.

The Company is a reporting issuer with the Securities Exchange Commission and as such the public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as the Company that file electronically with the SEC. The Internet site can be found at http://www.sec.gov. Direct links to the Company's filings through the SEC can be viewed on the corporate web site at www.regma.co.uk.

Risk Factors

The following are risk factors affecting the Company's operations

1. Liquidity - Need for Additional Financing. The Company believes that it will need to raise additional capital during the next twelve months. If the Company is unable to raise additional capital it will be required to curtail operations substantially. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its research and development efforts and adversely affect its results of operations.

2. Lack of Regulatory Clearance/Approval and Limited Clinical Data. The Company's products are in the development stage, have limited clinical data and have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the U.S. and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of the Company's products and would materially affect the financial condition of the Company.

3. Dependence on Products. The Company expects to derive a substantial majority of its revenues from its proprietary development stage products through product licensing and royalty fees. The life cycle of the Company's products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Failure of the Company to successfully commercialize its products or to realize significant revenues from the products would have a material adverse effect on the financial condition of the Company. As of the date hereof, the Company has not realized any revenues from the sale of products.

4. Lack of Marketing and Sales Experience. The Company's management has limited sales and marketing experience, and therefore, if the necessary regulatory approvals are obtained, the Company intends to market and sell its products, through key strategic partners in the form of typical major pharmaceutical companies, none of which are currently in place. There are no assurances that the Company can establish the necessary relationships for marketing and selling its products or that the network will successfully implement an effective marketing and sales strategy.

5. Manufacturing. The Company lacks the facilities to manufacture any products and does not have an adequate supply of product to begin manufacturing.

6. Uncertainty Relating to Favorable Third-Party Reimbursement. In the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Failure by the Company to present such clinical data would adversely affect the Company's ability to obtain favorable third-party reimbursement as well as the commercial success of its products through a pharmaceutical partner.

7. Patents and Proprietary Rights. The Company's success and ability to compete effectively will depend, in part, on the strength of its patents and the ability to obtain protection for its products in foreign markets. No assurance can be given that any patents issued to the Company will not be challenged, invalidated, or circumvented. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to the Company and/or determine the scope and validity of other's proprietary rights.

8. Dependence Upon Key Personnel. The Company relies greatly in its efforts on the services and expertise of its key staff, such as the Chairman, President, Chief Scientific Officer, counsel and officers and directors.

9. Uncertainties Associated with Research and Development Activities. The Company intends to continue research and development activities on its products and the development of proprietary products. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative offices are located at 217 Plaza, 535 Kings Road, London SW10 0SZ, UK. The phone number of these offices is 44 207 351 0005. The Company has a 15 month lease on 547 square feet / 50.82 square meters at this location. The Company leases the premises from Nestron Ltd with a monthly rent of $2,800.00 during the term of the lease, from January 7, 2002 to May 14, 2003. The Company's research & development laboratories are located at Porton Down Science Park, Porton Down, Salisbury, Wiltshire SP4 OJQ, UK. The Company has a three year lease on an estimated 5000 square feet / 465 square meters at this location. The Company leases these premises from Tetricus Ltd with an annual rent of $50,000 during the term of the lease from September 10, 2001 to September 9, 2004.

The Company is confident that the present leased property is adequate to enable it to carry out its current research and development plans.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2001, there was a claim against the Company for unfair dismissal by a former employee who left the Company on July 3, 2001. The claim is contested by the Company. It is not anticipated that the claim will be pursued. The Company is not the subject of any other pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director, executive officer, or beneficial owners of more than 5% of the share capital of the Company is party to any action in which they may have an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

One matter was submitted to the securities holders in the fourth quarter of the fiscal year ending 2001. The matter was submitted by through a request for a written consent. No meeting was held. The submission requested shareholder approval of the change of the Company's name from L.C.M. Equity, Inc. to Regma Bio Technologies Limited. The matter was approved by a vote of 20,000,000 in favor, 0 against, and 10,150,000 abstained from voting.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At December 31, 2001, the Company had 24 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities are traded over-the-counter on the Bulletin Board ("OTC BB") operated by the National Association of Securities Dealers, Inc. under the symbol"RBTL". The table shows the high and low bid of the Company's common stock since September 30, 2001. L.C.M. Equity, Inc. was first listed on the OTC BB on September 10, 2001.

Quarter ended
2001	High Bid	Low Bid
September 30	$ 1.25	$ 1.25
December 31	$ 3.30	$ 2.70

These quotations reflect inter-dealer prices, without retail markdown or commission, and may not represent actual transactions.

There are no outstanding options or warrants, or other securities convertible into, common equity. Of the 30,150,000 shares of common stock outstanding as of March 24, 2002, 24,145,338 shares were issued to the Company's officers, directors and other affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for the Company's operations in the foreseeable future.

SEC Rule 15g

The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect a shareholders ability to sell his or her shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as"bid" and"offer" quotes, a dealers"spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

None of the current officers and directors have filed the required Forms 3, 4 and 5. The current officers anticipate doing so within the next thirty (30) days.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is a biotechnology research and development company with headquarters in the UK. Regma was founded in January 2000, under the laws of England and Wales, and subsequently completed a share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), a Nevada Corporation, on November 2, 2001 to become a reporting company with the Securities and Exchange Commission.

L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999 to engage in the business of determining the sex of animals prior to conception. On or about March 10, 2000, L.C.M. Equity, Inc. changed its business purpose to creating and implementing on-line Internet literary interaction. On March 20, 2000, L.C.M. Equity, Inc. incorporated Uscribble.com Writing, Inc., hereinafter"Uscribble", as a wholly owned subsidiary corporation. Uscribble was incorporated under the laws of the province of British Columbia, Canada, and was disposed of as a condition of the reverse merger between Regma and L.C.M. Equity Inc. on November 2, 2001.

The share exchange agreement has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share date prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

The Company is considered to be in the development stage as defined the Statement of Financial Accounting Standards No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to December 31, 2001, the Company anticipates that its minimum cash requirements to continue as a going concern will be $1,600,000. In order to meet the foregoing cash requirements, the Company will have to sell securities or obtain a loan. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss of $235,028 and $765,179 for the periods ending December 31, 2000 and December 31, 2001 respectively, and has an accumulated deficit of $260,027 and $1,030,356 at these respective dates. The Company is currently reliant on the financial support of Mr. C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue to exist.

During the period from January 14, 2000 to December 31, 2001 loans were advanced by Mr. C. Harlingten, the Chairman and majority stockholder of the Company. The loans are currently interest free without any fixed repayment date, based on a verbal agreement between the parties. As at December 31, 2000 and 2001 the total amounts outstanding were $1,284,502 and $1,110,534 respectively. As of the date of this filing, Mr. C. Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

A sum of $576,040 was loaned to the Company by an unrelated third party, of which $72,005 was repaid during the year at the request of the investor. This third party loan is currently interest free without any fixed repayment date, based on a verbal agreement between the parties. As at December 31, 2001 the amount outstanding of this loan was $509,390.

The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006.

The Company has no expected purchases or sales of significant equipment.

There are no expected significant changes in the number of employees of the Company.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 7 of this Annual Report on Form 10-KSB, beginning on page F-8. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

1) Functional currency and treatment of foreign currency translation. Due to the majority of the Company's operations being based in the United Kingdom, the British Pound has been selected as the Company's functional currency. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statements of operations.

2) Research and development expenditure. All research and development expenditure incurred has been generated internally and is written off to the income statement.

3) Capitalization of intangible fixed assets. Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life.

Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of December 31, 2001 are as follows:

$
2002 2003 2004 2005 2006	83,500 55,583 33,333 -- --
172,416 ==============

During the year the Company has entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company has entered into a contract to issue 250,000 shares on the achievement of two milestones. These milestones were not met prior to December 31, 2001 and have not been met post year end to the date of signing this report.

Under the consultancy agreements, the Company has a contractual agreement to deliver stock options as follows:

*	250,000 shares exercisable at $2.00 or less and exercisable within 6 months of the date of the agreement, being November 6, 2001.
*

100,000 shares with a strike price equal to the first option price set for the Company and its employees surviving 36 months, including a vesting period whereby the options are deemed to be vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company is still finalizing the terms of its stock option plan, hence no options have yet been granted.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board finalised FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and 142 will not have a material effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

PART III

ITEM 7. FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
Regma Bio Technologies Limited

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Regma Bio Technologies Limited (a development stage company) as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the period ended December 31, 2000, the year ended December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the management of Regma Bio Technologies Limited. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regma Bio Technologies Limited (a development stage company) as of December 31, 2000 and 2001, and the results of its operations and cash flows for the period ended December 31, 2000, the year ended December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Regma Bio Technologies Limited will continue as a going concern. As discussed in Note 2(m), the Company has been in the development stage since its inception and has no revenues. The Company's ability to meet its future financing requirements and the success of future operations are currently dependent on the continued financial support offered by Mr C Harlingten, the Chairman and majority stockholder of the Company, and the ability of the Company to obtain additional funding in the future. Without this support there is substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2(m). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO STOY HAYWARD
BDO STOY HAYWARD
London
England

March 15, 2002

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets
	December 31, 2000	December 31, 2001

ASSETS
Current assets
Cash and cash equivalents	$1,077,817	$426,847
Research and development tax credit receivable	24,837	121,402
Sales tax receivable	--	17,534
Other current assets	9,033	17,658

Total current assets	1,111,687	583,411

Non current assets
Tangible fixed assets, net of accumulated depreciation of $6,931 and $60,351 respectively	61,006	141,956
Intangible assets	--	41,076

Total non current assets	61,006	183,032

TOTAL ASSETS	$1,172,693 ===============	$766,473 ===============

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheet

	December 31, 2000	December 31, 2001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$76,738	$145,487
Tax and social security	38,382	--
Loans payable to related parties	1,284,502	1,110,534
Loans payable to third parties	--	509,390
Other current liabilities	5,039	828

Total current liabilities	1,404,661 ============	1,766,239 ============

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 25,000,000 and 30,150,000 shares issued and outstanding respectively	25,000	30,150
Accumulated other comprehensive income	3,059	440
Deficit accumulated in the development stage	(260,027)	(1,030,356)

Total stockholders' deficit	(231,968)	(999,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,172,693 ============	$766,473 ============

See accompanying summary notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statement of operations

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 14, 2000 to December 31, 2001
Revenue	$-	$-	$-

Operating costs	(261,515)	(909,569)	(1,171,084)

Loss from operations	(261,515)	(909,569)	(1,171,084)

Interest income	1,650	49,101	50,751

Loss before income tax	(259,865)	(860,468)	(1,120,333)

Income taxes	24,837	95,289>	120,126

Net loss	$(235,028) ============	$(765,179) ============	$(1,000,207) ============

Net loss per common share, Basic and diluted	(0.01) ============	(0.03) ============

Weighted average number of common shares outstanding,
Basic and diluted	25,000,000 ============	25,790,137 ============

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statement of comprehensive loss
	Period from January 14, 2000 to December 31, 2000	Year Ended December 31, 2001	Period from January 14, 2000 to December 31, 2001

Net loss	$(235,028)	$(765,179)	(1,000,207)

Foreign currency translation adjustment	3,059	(2,619)	440

Comprehensive loss	$(231,969) ============	(767,798) ============	(999,767) ============

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statement of changes in stockholders' deficit
	Common stock		Accumulated deficit	Accumulated other comprehensive income/(loss)	Total
	Shares	Amount

Issuance of common stock on January 14, 2000 (recapitalized)	25,000,000	$25,000	$(24,999)	$--	$1

Effect of foreign currency translation	--	--	--	3,059	3,059

Net loss for period ending December 31, 2000	--	--	(235,028)	--	(235,028)

Balance, December 31, 2000	25,000,000	$25,000	$(260,027)	$3,059	$(231,968)

Issuance of shares in reverse merger	5,150,000	$5,150	$(5,150)	--	--

Effect of foreign currency translation	--	--	--	(2,619)	(2,619)

Net loss for period ending December 31, 2001	--	--	(765,179)	--	(765,179)

Balance December 31, 2001	30,150,000 ==========	$30,150 ==========	$(1,030,356) ==========	$440 ==========	$(999,766) ==========

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statement of cash flows

	Period from January 14, 2000 to December 31, 2000	Year Ended December 31, 2001	Period from January 14, 2000 to December 31, 2001
Cash flows from operating activities
Net loss	$(235,028)	$(765,179)	$(1,000,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,931	53,420	59,966
Changes in assets and liabilities:
Accounts payable and accrued liabilities Other current assets	121,744 (34,317)	26,156 (126,313)	130,241 (142,586)
Net cash used in operating activities	$(140,670)	$(811,916)	$(952,586)
Cash flows from investing activities
Cash paid for tangible fixed assets Cash paid for intangible assets	(68,742) --	(136,118) (41,076)	(204,860) (41,076)
Net cash used in investing activities	$(68,742)	$(177,194)	$(245,936)
Cash flows from financing activities
Issuance of stock for cash Loan received from related party Loan received from third party Loan repaid to related party Loan repaid to third party	1 1,369,983 -- (68,541) --	-- 205,878 576,040 (378,416) (72,005)	1 1,575,861 576,040 (446,957) (72,005)
Net cash provided by financing activities	$1,301,443	$331,497	$1,632,940
Effect of foreign currency exchange rate changes on cash	(14,214)	6,643	(7,571)
Net change in cash and cash equivalents	1,077,817	(650,970)	426,847
Cash and cash equivalents at beginning of period	--	1,077,817	--
Cash and cash equivalents at end of period	$1,077,817 ==========	$426,847 ==========	$426,847 =============
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest	$1,650 ==========	$49,101 ==========	$50,751 ==========

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

1 The Company

Regma Bio Technologies Limited ("Regma") was incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the UK in May 2000.

On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."). It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma.

L.C.M. owned 100% of the share capital of a subsidiary Company, Uscribble.com Writing, Inc. ("Uscribble"). As part of the Agreement, LCM disposed of its interest in and to Uscribble for no consideration to Ms. Zampano, the founder of Uscribble. At the same time, the intercompany debt due to LCM from Uscribble was written off in the books of L.C.M., effectively leaving it as shell company.

The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share date prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

The year end of the registrant has been changed to December 31, and comparatives are also presented for the period to December 31, 2000.

On February 1, 2002, LCM Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company").

The Company has been in the development stage since it commenced operations. It is primarily engaged in scientific research and development in the field of biotechnology. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. The Company will develop platform technologies, apply these technologies to commercial target pathogens, and to license the resulting products to pharmaceutical companies.

2 Significant accounting policies

(a) Office furniture, machinery and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method. For all fixed assets with the exception of leasehold improvements, this is calculated at 25% per annum and a full year of depreciation is charged in the year of acquisition. For leasehold improvements depreciation is calculated on a straight line basis over the shorter of the lease term and the useful life of the asset. The total depreciation charge for the periods ending December 31, 2000 and December 31, 2001 was $6,931 and $53,420 respectively.

(b) Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

2 Significant furniture, machinery and equipment (Continued)

(c) Long-lived assets

Long-lived assets, such as furniture, machinery and equipment and intangible assets such as patents are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

(d) Compensated absences

The Company's employees are entitled to paid vacations dependent upon the length of service. As at December 31, 2000 and December 31, 2001, all benefits had been paid to employees, and therefore no benefits have been accrued.

(e) Revenue recognition

Revenues will be recognised in accordance with the principles of SAB101 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of December 31, 2001 no revenue had been generated by the Company.

(f) Foreign currency translation and transactions

The functional currency of the Company is the UK pound sterling and the reporting currency is the US Dollar.

In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statement of operations.

The average exchange rates during the periods ended December 31, 2000 and December 31, 2001, and the exchange rates in effect as at December 31, 2000 and December 31, 2001 were as follows:

UK Sterling
Average exchange rates
Period from January 14, 2000 (inception) to December 31, 2000 Year ended December 31, 2001	0.6607 0.6944
Closing exchange rate
December 31, 2000 December 31, 2001	0.6694 0.6871

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

2 Significant furniture, machinery and equipment (Continued)

(g ) Cash equivalents

For purposes of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. Due to the short-term nature of these investments, the recorded values approximate fair value.

(h) Use of Estimates

In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

(i) Financial instruments

Financial instruments held by the Company comprise cash and cash equivalents as at December 31, 2000 and December 31, 2001, together with debt as disclosed in notes 4 and 5. The fair value of these instruments approximate cost due to either short maturity or terms similar to those available to similar companies in the open market.

(j) Start-up costs

Pursuant to AICPA Statement of Position 98-5, "Reporting on the costs of start-up activities", all costs incurred in the organisation and start-up of the Company have been expensed.

(k) Research and development

All research and development expenditure during the period has been generated internally and written off to the income statement. Within operating costs are amounts relating to internal research and development which can be analysed as follows:

	Period from January 14, 2000 (inception) December 31, 2000	Year ended December 31, 2001	Period from January 14, 2000 (inception) December 31, 2001
Rent Payroll Consultancy Laboratory supplies & maintenance Recruitment expenses General Research Books	$3,589 70,597 23,272 2,169 3,862 -- --	$30,987 151,037 136,199 74,113 5,928 22,018 18,011	$34,576 221,634 159,471 76,282 9,790 22,018 18,011
	$103,489 ============	$438,293 ===========	$541,782 ============

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

2 Significant furniture, machinery and equipment (Continued)

(l) Provision for taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No 109 'Accounting for Income Taxes'. Under this approach, deferred income taxes are recorded to reflect the tax consequences of future periods of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the 'more likely than not' standard imposed by SFAS No 109 to allow recognition of such an asset.

(m) Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $235,028 and $765,179 for the periods ended December 31, 2000 and December 31, 2001 respectively and has an accumulated deficit of $260,027 and $1,030,356 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management are fully aware of the risks relating to going concern, as identified above. On November 2, 2001, the Company entered into a reverse merger with L.C.M. Equity, Inc, a US shell Company quoted on the OTC Bulletin Board. This step now gives Regma access to the US markets as a means of raising additional funds. Management view this as an important step towards addressing the going concern issues described above. In the meantime, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

(n) Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board finalised FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

2 Significant furniture, machinery and equipment (Continued)

(n) Recent accounting pronouncements

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and 142 will not have a material effect on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

3 Fixed assets, net
	December 31, 2000 $	December 31, 2001 $
Fixed assets consist of:
Office furniture and equipment Machinery and equipment Leasehold improvements	12,487 55,450 --	23,383 142,716 36,208
	67,937	202,307
Less: Accumulated depreciation	(6,931)	(60,351)
	61,006 ==============	141,956 =============

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

4 Related party transactions

During the period from January 14, 2000 to December 31, 2001 loans were advanced by Mr C Harlingten, the Chairman and majority stockholder of the Company. The loans are currently interest free without any fixed repayment date based on a verbal agreement between the parties. As at December 31, 2000 and December 31, 2001 the total amounts outstanding were $1,284,502 and $1,110,534 respectively.

On August 1, 2000, the Company made a loan to Dr V Pasechnik, the previous Chief Scientific Officer of the Company. The loan was repayable in equal instalments over a period of 4 1/2 years and interest was payable on the loan at 6.5% pa.

Following the death of Dr V Pasechnik on November 21, 2001, the amounts owed by him under the loan and other personal expenditure of $6,399 were written off to the statement of operations as not recoverable.

5 Loans payable to third parties

$576,040 was loaned to the Company by an unrelated third party, of which $72,005 was repaid during the year on the request of the investor. This third party loan is currently interest free without any fixed repayment date based on a verbal agreement between the parties. As at December 31, 2001, the amount outstanding under this loan was $509,390.

6 Segment Reporting

The Company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information".

The Company has only one segment, based geographically in the UK and engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

7 Income Taxes

The Company did not have taxable income for the periods ended December 31, 2000 and December 31, 2001 and, therefore, does not have any current income tax expense.

The Company has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. The Company has opted to receive this as a cash advance and will receive $24 for every $100 spent on qualifying research. At December 31, 2000 and December 31, 2001, there were tax credits receivable of $24,837 and $121,402 respectively. The tax credit for the year to December 31, 2000 was received by Regma in January 2002.

At December 31, 2000 and December 31, 2001, the significant components of the Company's deferred income tax asset are as follows:

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

7 Income Taxes
	December 31, 2000 $	December 31, 2001 $
Timing differences on fixed assets Net operating loss carry forwards Less: Valuation allowance	(17,252) 25,038 (7,786)	(39,651) 197,798 (158,147)
Net deferred income tax asset	-- ===============	-- ===============

A full valuation allowance has been recorded against all the losses carried forward which arose only within the UK and do not expire, subject to certain conditions and agreement by the UK Inland Revenue.

8 Contingent liability

At the date of signing these financial statements there was an outstanding unfair dismissal claim against the Company by a former employee. The directors are contesting the total claim of $103,000 and, as they do not believe that the claim will be successful, no accrual has been made within these financial statements.

9 Leases and other commitments

The Company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of December 31, 2001 are as follows:

$
2002 2003 2004 2005 2006	83,500 55,583 33,333 -- --
172,416 =============

Lease and rental expense included in operating expenses in the accompanying statements of operations amounts to approximately $3,600 and $33,800 for the fiscal years ended December 31, 2000 and 2001 respectively.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements (Continued)

10 Consultancy agreements

During the year the Company has entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company has entered into a contract to issue 250,000 shares on the achievement of two milestones. These milestones were not met prior to December 31, 2001 and have not been met post year end to the date of signing this report.

Under the consultancy agreements, the Company has a contractual agreement to deliver stock options as follows:

*	250,000 shares exercisable at $2.00 or less and exercisable within 6 months of the date of the agreement, being November 6, 2001.
*

100,000 shares with a strike price equal to the first option price set for the Company and its employees surviving 36 months, including a vesting period whereby the options are deemed to be vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company is still finalizing the terms of its stock option plan, hence no options have yet been granted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2001, the accounting firm of Williams & Webster, P.S. was dismissed by the Company's Board of Directors as the Company's independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope or procedure between the Company and Williams & Webster. Williams & Webster P.S. were dismissed as a result of the reverse acquisition with Regma Bio Technologies Limited, a company organized under the laws of England and Wales. Since the Company's principal operations take place in the United Kingdom, the Company determined that it was in its best interests to have its auditor located in the United Kingdom.

The Report of Williams & Webster, P.S. on the Registrant's financial statements as of and for the years ended March 31, 2001 and 2000 did not contain an adverse, qualified or disclaimer of opinion. However, the Reports were modified to include an explanatory paragraph wherein Williams & Webster expressed doubt about the Registrant's ability to continue as a going concern.

Williams & Webster furnished a letter addressed to the Securities and Exchange Commission (the "Commission") stating that it agreed with the statements made by the Company in its Form 8-K report filed with the Commission.

At its board meeting on January 23, 2002, the Board of Directors of the Company engaged BDO Stoy Hayward, Independent Auditors, 8 Baker Street, London W1U 3LL, UK, as its independent auditor for its fiscal year ending December 31, 2001. BDO Stoy Hayward accepted such appointment on January 23, 2002

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Each of the Company's directors will serve until his or her successor is elected and qualified. Each officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of the Company's present officers and directors are set forth below:

Name	Age	Position
Caisey Harlingten	54	Chairman of the Board of Directors
David Rooke Ph.D.	51	President, Chief Executive Officer and a member of the Board of Directors
Graham Hughes	52	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors
David West Ph.D.	32	Chief Scientific Officer
Paul Ricaud Ph.D.	34	Head of Product Development and Manufacturing

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer, Director and Significant Employee Biographies:

Caisey Harlingten, Chairman of the Board of Directors

Since November 2001, Mr. Harlingten has been the Chairman of the Board of Directors. Since January 2000 Mr Harlingten has been Chairman of the Board of Directors of Regma Bio Technologies Ltd, the Company's UK subsidiary corporation, located at London UK and Porton Down Science Park, UK, engaged in the business of research and development of novel therapeutic agents against infectious diseases. From January 1995 to December 1998 Mr. Harlingten was founder of Nanovation Technologies Inc., Delaware, formerly Integrated Optics Inc., which was engaged in the business of nanotechnology research and development. Mr. Harlingten's duties at Nanovation Technologies Inc. were financial investment management. From January 1998 to March 2000 Mr. Harlingten was Founder and Chairman of Phage Therapeutics Inc., a company located in Bothell, Washington, which was engaged in the business of bacteriophage product research and development. Mr. Harlingten's duties at Phage Therapeutics Inc. were those of Chairman of the Board of Directors.

David Rooke Ph.D., President, Chief Executive Officer and a member of the Board of Directors

Since November 2001, Dr. Rooke has been President, Chief Executive Officer and a member of the Board of Directors of Regma BioTechologies Ltd formerly L.C.M.Equity Inc. From December 2000 to November 2001 Dr. Rooke was regulatory affairs consultant to Regma Bio Technologies Ltd. London UK, the Company's UK subsidiary corporation. From January 1993 to January 1998 Dr Rooke was Head of Pharmaceutical Technology at Freeman Process Systems Ltd (Haden Freeman), Manchester UK, engaged in pharmaceutical development, and Managing Director, Validation Services Ltd, Manchester UK, engaged in pharmaceutical validation. Dr Rooke's duties at Haden Freeman UK were to set up the pharmaceutical technology engineering design and development group for worldwide applications. From January 1998 to March 2002 Dr Rooke has been Technical Director at Protem Services Ltd, London UK, an international pharmaceutical consultancy company with major company and project portfolio, providing assistance to companies in pharmaceutical biotechnology and allied industries. From January 1998 to March 2002 Dr Rooke has also been partner and principal pharmaceutical consultant at Technicas de Diseno y Validacion SL (TDV) Barcelona, Spain, engaged in pharmaceutical product development. From January 1999 to March 2002 Dr Rooke has been Technical Director at Good Training Practice International Ltd (GTP), London UK, which is engaged in the provision of technical training.

Graham Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

Since November 2001, Mr. Hughes has been Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors of Regma Biotechnologies Ltd formerly L.C.M. Equity Inc., Nevada. Since January 1995 Mr Hughes has been Professor of Accountancy at the British Columbia Institute of Technology (BCIT), Vancouver BC, Canada

Dr. David West - Chief Scientific Officer

Since November 2001, Dr. West has been the chief scientific officer of Regma Bio Technologies Ltd, UK, since November 2001. David West graduated from the University of Surrey, UK, in 1991 with a degree in Biochemistry with Toxicology. After graduation he completed a PhD in Bacterial Genetics, under Professor Steve Busby at the University of Birmingham, UK. Following a two year Post-Doctoral position at the University of Dundee, UK, Dr. West joined the Centre for Applied Microbiology and Research (CAMR) at Porton Down, UK. From October 1996 to September 2000, at CAMR, Dr. West worked on all aspects of vaccine development: research and development, regulatory requirements for vaccine production and testing, patent issues and negotiations with major pharmaceutical companies. Dr. West left CAMR to join Regma Bio Technologies Ltd, UK, in September 2000 where he has worked as assistant CSO until November 2001.

Dr. Paul Ricaud - Product Development and Manufacturing

Since April 2001, Dr. Ricaud is the product development and manufacturing director of Regma BioTechnologies Ltd, UK. Paul Ricaud started his industrial career at Enzymatix Ltd, UK, later becoming Chiroscience Ltd, UK, a biotechnology research and development company. Dr. Ricaud's duties were research and development in fermentation, enzymology, and chiral drug screening. After four years at Chiroscience Ltd, from October 1994 to October 1998, Dr Ricaud successfully completed a PhD in Molecular and Structural Biology under Professor Richard N. Perham, Department of Biochemistry, University of Cambridge, UK. From December 1998 to April 2001, Dr. Ricaud was Research Fellow in Molecular Biology at the University of Southampton, UK, with Dr Keith R. Fox.

Some officers and directors are engaged in other business. As such, they do not devote time exclusively to Regma's operations. Dr. West and Dr. Ricaud are full-time employees.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

The Company's last annual meeting of shareholders was held on January 21, 1998.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our officers, directors and significant employees during the last three fiscal years.. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Caisey Harlingten [1] Chairman	2001	0	0	0	0	0	0	0
Dr. David Rooke [1] President	2001	32,000	0	0	0	0	0	0
Graham Hughes [1] Chief Financial Officer	2001	0	0	0	0	0	0	0
Dr. David West, Chief Scientific Officer	2001	43,000 17,000	0 0	0 0	0 0	0 0	0 0	0 0
Dr. Paul Ricaud, Product Development Officer	2001	27,000	0	0	0	0	0	0
Dr. Vladimir Pasechnik, (deceased)	2001 2000	67,000 43,000	0 0	0 0	0 0	0 0	0 0	0 0
Brian McAlister President & Director (resigned 11/2001)	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lisa Zumpano Secretary/Treasurer & Director (resigned 11/2001)	2001 2000 1999	18,639 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John Donaldson Director (resigned 11/2001)	2001 2000 1999	0 0 0	0 0 0	0 10,600 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] These officers of the Company are not on the payroll of the Company. Instead they are remunerated based on individual consultancy agreements or have opted to receive no remuneration from the Company for services provided.

All compensation received by the officers and directors has been disclosed.

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

Compensation of Directors

No compensation was issued to the Board of Directors during the year ended 2001. The directors did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of each officer and director and each holder of 5% or more of the Company's common stock as of December 31, 2001.

Name and Address of owner	Number of Shares	Position	Percent of Shares
Caisey Harlingten 136 St Christopher St Valetta Malta VLT 11	20,000,000	Chairman of the Board of Directors	66.33%
David Rooke Ph.D. Langstone House Rusper Rd, Horsham, Sussex RH12 4BD, UK	0	President, Chief Executive Officer, and a member of the Board of Directors	0.00%
Graham Hughes 4861 Cambridge St Burnaby BC Canada V5C 1H9	0	Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors	0.00%
David West Ph.D. Porton Down Science Park Porton Down Wilts SP4 0JQ, UK	0	Chief Scientific Officer of Regma Bio Technologies Limited (U.K.)	0.00%
Paul Ricaud Porton Down Science Park Porton Down Wilts SP4 0JQ, UK	0	Product Development and Manufacturing, Regma Bio Technologies Limited (U.K.)	0.00%
All officer and directors as a group (5 persons)	20,000,000		66.33%
Estate of Vladimir Pasechnik Dr N. Polyanskaya Porton Down Science Park Porton Down Wilts SP4 0JQ, UK	5,000,000		16.58%
Brian McAlister [1] 7225 Blenheim Street Vancouver BC Canada V6N 1S2	2,100,000		6.63%

[1] Includes 100,000 shares owned by Mr. McAlister's wife, Lisa Zumpano.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the period from January 14, 2000 to December 31, 2001 loans were advanced by Mr. C. Harlingten, the Chairman and majority stockholder of the Company. The loans are currently interest free without any fixed repayment date, based on a verbal agreement between the parties. As at December 31, 2000 and December 2001 the total amounts outstanding were $1,284,502 and $1,110,534 respectively. As of the date of this filing, Mr. C. Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

On August 1, 2000 the Company made a loan to Dr. V. Pasechnik, the previous Chief Scientific Officer of the Company. The loan was repayable in equal instalments over a period of four and a half years, and interest was payable at on the loan at 6.5%.

Following the death of Dr. Pasechnik on November 21, 2001, the amounts owed by him under the loan, and other personal expenditure amounting to $6,399 were written off to the statement of operations as not recoverable.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On or about November 13, 2001, the Company filed a Form 8-K with the Commission. The Form 8-K disclosed the Company's change in control; the acquisition and disposition of assets; the change of officers and directors; and the change in fiscal year end. The foregoing Form 8-K was amended on or about January 15, 2002 with the filing of financial statements required by Item 7 thereof.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30995 on July 7, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 4.1	Articles of Incorporation of L.C.M. Equity, Inc. Bylaws of L.C.M. Equity, Inc. Articles of Incorporation of Uscribble. Specimen Stock Certificate.

The following exhibits are included herein:

3.4 99.1 99.2 99.3	Amended Articles of Incorporation Lease - Kings Road Assignment of Kings Road Lease Lease - Porton Down

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

REGMA BIO TECHNOLOGIES LIMITED (Registrant)

BY:	/s/ David D. Rooke David Rooke, Ph.D., President, Chief Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Caisey Harlingten Caisey Harlingten	Chairman of the Board of Directors	03/29/2002
/s/ David D. Rooke David Rooke, Ph.D.	President, Chief Executive Officer and a member of the Board of Directors	03/29/2002
/s/ Graham R. Hughes Graham Hughes	Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	03/29/2002