Form 10QSB
period 2002-03-31
REGMA BIO TECHNOLOGIES LTD
filed 2002-05-14
CIK 1084226

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-30995

REGMA BIO TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

217 Plaza, 535 Kings Road
London, England
United Kingdom SW10 0SZ
(Address of principal executive offices)

011 020 7351 0005
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 30,150,000

=========================================================================

PART I - FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets
	March 31, 2002 (unaudited)	December 31, 2001 (audited)
ASSETS

Current assets
Cash and cash equivalents	$231,142	$426,847
Research and development tax credit receivable	-	121,402
Sales tax receivable	21,369	17,534
Other current assets	37,205	17,658
Total current assets	289,716	583,441

Non current assets
Tangible fixed assets, net of accumulated depreciation of $73,619 and $60,351 respectively	130,720	141,956
Intangible assets	56,960	41,076

Total non current assets	187,680	183,032

TOTAL ASSETS	$477,396	$766,473

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheet

	March 31, 2002 (unaudited)	December 31, 2001 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$144,829	$145,487
Loans payable to related parties	1,086,120	1,110,534
Loans payable to third parties	498,436	509,390
Other current liabilities	810	828

Total current liabilities	1,730,195	1,766,239

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 30,150,000 shares issued and outstanding	30,150	30,150
Accumulated other comprehensive income	22,218	440
Deficit accumulated in the development stage	(1,305,167)	(1,030,356)

Total stockholders' deficit	(1,252,799)	(999,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$477,396	$766,473

See accompanying summary notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of operations

	Three Months Ended March 31, 2002 (unaudited)	Three Months Ended March 31, 2001 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2002 (unaudited)
Revenue	$-	$-	$-
Operating costs	(181,630)	(148,818)	(1,352,713)
Loss from operations	(181,630)	(148,818)	(1,352,713)
Interest income	2,004	14,370	52,754
Loss before income tax	(179,626)	(134,448)	(1,299,959)
Income taxes	(95,185)	8,322	24,942
Net loss	$(274,811)	$(126,126)	$(1,275,017)
Net loss per common share:
Basic and diluted	(0.01)	(0.01)
Weighted average number of common shares outstanding,
Basic and diluted	30,150,000	25,000,000

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of comprehensive loss
	Three Months Ended March 31, 2002 (unaudited)	Three Months Ended March 31, 2001 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2002 (unaudited)

Net loss	$(274,811)	$(126,126)	(1,275,017)
Foreign currency translation adjustment	21,778	14,389	22,218
Comprehensive loss	$(253,033)	(111,737)	(1,252,799)

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of cash flows

	Three Months Ended March 31, 2002 (unaudited)	Three Months Ended March 31, 2001 (unaudited)	Period from January 14, 2000 to March 31, 2002 (unaudited)
Cash flows from operating activities
Net loss	$(274,811)	$(126,126)	$(1,275,017)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation Changes in assets and liabilities: Accounts payable and accrued liabilities Other current assets	13,268 676 98,020	5,812 (90,955) (33,197)	73,234 130,917 (44,566)
Net cash used in operating activities	$(162,847)	$(244,466)	$(1,115,432)
Cash flows from investing activities
Cash paid for tangible fixed assets Cash paid for intangible assets	(5,076) (16,770)	(26,742) --	(209,936) (57,847)
Net cash used in investing activities	$(21,846)	$(26,742)	$(267,783)
Cash flows from financing activities
Issuance of stock for cash Loan received from related party Loan received from third party Loan repaid to related party Loan repaid to third party	-- -- -- (420) --	-- 259,614 -- -- --	1 1,575,861 576,040 (447,377) (72,005)
Net cash (used in)/provided by financing activities	$(420)	$259,614	$1,632,520
Effect of foreign currency exchange rate changes on cash	(10,592)	18,168	(18,163)
Net change in cash and cash equivalents Cash and cash equivalents at beginning of period	(195,705) 426,847	6,574 1,077,817	231,142 --
Cash and cash equivalents at end of period	$231,142	$1,084,391	$231,142
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest Research and development tax credit	$2,004 26,217	$14,370 --	$52,754 26,217

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

L.C.M. owned 100% of the share capital of a subsidiary Company, Uscribble.com Writing, Inc. ("Uscribble"). As part of the Agreement, L.C.M. disposed of its interest in Uscribble for no consideration to Ms. Zampano, the founder of Uscribble. At the same time, the intercompany debt due to L.C.M. from Uscribble was written off in the books of L.C.M., effectively leaving it as shell company.

The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

The year end of the registrant was changed to December 31, and comparatives are also presented for the three month period to March 31, 2001.

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

2 Significant accounting policies

The accompanying financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and for the period from January 14, 2000 (inception) to March 31, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and for the period from January 14, 2000 (inception) to March 31, 2002, have been made. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

(a) Intangible fixed assets

Intangible assets represent legal costs incurred in establishing patents. These costs will be amortized over the useful life of the patent, as determined by Management, not to exceed the legal life, when the patents are issued.

(b) Research and development

All research and development expenditure during the period has been generated internally and written off to the income statement. Within operating costs are amounts relating to internal research and development, which can be analysed as follows:

	Three Months Ended March 31, 2002 (unaudited)	Three Months Ended March 31, 2001 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2002 (unaudited)
Rent Payroll Consultancy Laboratory supplies & maintenance Recruitment expenses General Research Books	$12,472 25,858 9,922 8,493 90 7,165 36	$1,686 29,891 155 4,637 88 4,144 0	$47,048 247,492 169,393 84,775 9,880 29,183 18,047
	$64,036	$40,601	$605,818

(c) Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded losses of $126,126 and $274,810 for the periods ended March 31, 2001 and March 31, 2002 respectively and has an accumulated deficit of $343,398 and $1,252,799 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

Management are fully aware of the risks relating to going concern, as identified above. On November 2, 2001, the Company entered into a reverse merger with L.C.M. Equity, Inc., a US shell Company quoted on the OTC Bulletin Board. This step now gives Regma access to the US markets as a means of raising additional funds. Management view this as an important step towards addressing the going concern issues described above. In the meantime, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

(d) Recent accounting pronouncements

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and 142 will not have a material effect on the consolidated financial statements of the Company. There is not expected to be a significant impairment charge arising in the statement of operations of the Company from the adoption of SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company has adopted the provision of SFAS No. 144 beginning with its fiscal year that started January 1, 2002. There was no effect on the financial statements of the Company on the adoption of SFAS No. 144.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

3 Research and development tax credit receivable

In the past the Company has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. The Company had opted to receive this as a cash advance and qualified to receive $24 for every $100 spent on qualifying research. At December 31, 2001, there were tax credits receivable of $121,402.

As a result of the planned liquidation of THRIP Ltd, the 100% subsidiary of Regma Bio Technologies Limited (as disclosed in note 8 to these financial statements), the research and development tax credit receivable at December 31, 2001 is no longer considered collectible at March 31, 2002 and has therefore been written off as tax expense in the statement of operations.

4 Related party transactions

During the period from January 14, 2000 to March 31, 2002 loans were advanced by Mr C Harlingten, the Chairman and majority stockholder of the Company. The loans are currently interest free without any fixed repayment date based on a verbal agreement between the parties. As at December 31, 2001 and March 31, 2002 the total amounts outstanding were $1,110,534 and $1,086,120 respectively.

5 Loans payable to third parties

$576,040 was loaned to the Company by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 on the request of the investor. This third party loan is currently interest free without any fixed repayment date based on a verbal agreement between the parties. As at December 31, 2001 and March 31, 2002, the amounts outstanding under this loan were $509,390 and $498,436 respectively.

6 Contingent liability

At the date of these financial statements there was an outstanding unfair dismissal claim against the Company by a former employee. The directors are contesting the total claim of $103,000 and, as they do not believe that the claim will be successful, no accrual has been made within these financial statements.

7 Consultancy agreements

During the year ended December 31, 2001, the Company entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company has entered into a contract to issue 250,000 shares on the achievement of two milestones. These milestones have not been met as of March 31, 2002.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the financial statements

Under the consultancy agreements, the Company has a contractual agreement to deliver stock options as follows:

*	250,000 options exercisable at $2.00 or less and exercisable within 6 months of the date of the agreement, being November 6, 2001.
*

100,000 options with a strike price equal to the first option price set for the Company and its employees surviving 36 months, including a vesting period whereby the options are deemed to be vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company finalized the terms of its stock option plan in April 2002. No options were granted in the 3 months to March 31, 2002.

8 Post balance sheet event

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, went into creditors voluntary liquidation. The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. No material assets remained within THRIP Ltd at the date of liquidation other than an intercompany debtor from Regma of approximately $30,000. It is considered that this is the only liability that Regma is likely to incur on the liquidation of THRIP Ltd. The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Regma Bio Technologies Limited ("Regma") is a biotechnology research and development company with headquarters in the UK. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. Regma was formed to develop platform technologies, apply these technologies to commercial target pathogens, and to license the resulting products to pharmaceutical companies.

Regma was founded in January 2000, under the laws of England and Wales, and subsequently completed a share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), a Nevada Corporation, on November 2, 2001 to become a reporting company with the Securities and Exchange Commission.

L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999. L.C.M. disposed of its remaining operations as a condition of, and prior to, the reverse merger between Regma and L.C.M. Equity Inc. on November 2, 2001.

The share exchange agreement has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share date prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

On February 1, 2002, L.C.M changed its name to Regma Bio Technologies Limited ("the Company"). On April 16, 2002, Regma Bio Technologies Limited, as incorporated in England and Wales, and being the 100% subsidiary of Regma Bio Technologies Limited incorporated in Nevada, USA, changed its name to THRIP Ltd.

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, went into creditors voluntary liquidation. The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. No material assets remained within THRIP Ltd at the date of liquidation other than an intercompany debtor from Regma of approximately $30,000. It is considered that this is the only liability that Regma is likely to incur on the liquidation of THRIP Ltd. The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation.

In the past the Company has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. The Company had opted to receive this as a cash advance and qualified to receive $24 for every $100 spent on qualifying research. At December 31, 2001, there were tax credits receivable of $121,402.

As a result of the planned liquidation of THRIP Ltd, the 100% subsidiary of Regma Bio Technologies Limited, the research and development tax credit receivable at December 31, 2001 is no longer considered collectible at March 31, 2002 and has therefore been written off to the statement of operations.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period ended December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $1,600,000. This is to cover salaries of the employees of the Company, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss of $126,126 and $274,810 for the three months ending March 31, 2001 and March 31, 2002 respectively, and has an accumulated deficit of $343,398 and $1,252,799 at these respective dates. The Company is currently reliant on the financial support of Mr. C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue to exist.

During the period from January 14, 2000 to March 31, 2002 loans were advanced by Mr. C. Harlingten, the Chairman and majority stockholder of the Company. The loans are currently interest free without any fixed repayment date, based on a verbal agreement between the parties. As at December 31, 2001 and March 31, 2002 the total amounts outstanding were $1,110,534 and $1,075,166 respectively. As of the date of this filing, Mr. C. Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

A sum of $576,040 was loaned to the Company by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan is currently interest free without any fixed repayment date, based on a verbal agreement between the parties. As at December 31, 2001 and March 31, 2002 the amount outstanding of this loan was $509,390.

The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006.

The Company has no expected purchases or sales of significant equipment in the foreseeable future.

There are no expected significant changes in the number of employees of the Company in the forseeable future.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2001. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of March 31, 2002 are as follows:

$
2002 2003 2004 2005 2006	95,217 56,885 25,000 -- --
177,102

During the year ended December 31, 2001, the Company entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company has entered into a contract to issue 250,000 shares on the achievement of two milestones. These milestones were not met prior to March 31, 2002 and have not been met post quarter end to the date of filing this report.

Under the consultancy agreements, the Company has a contractual agreement to deliver stock options as follows:

*	250,000 options exercisable at $2.00 or less and exercisable within 6 months of the date of the agreement, being November 6, 2001.
*

100,000 options with a strike price equal to the first option price set for the Company and its employees surviving 36 months, including a vesting period whereby the options are deemed to be vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company finalized the terms of its stock option plan in April 2002. No options were granted in the 3 months to March 31, 2002.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS 141 and 142 will not have a material effect on the consolidated financial statements of the Company. There is not expected to be a significant impairment charge arising in the statement of operations of the Company from the adoption of SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts January 1, 2002.There was no effect on the financial statements of the Company on the adoption of SFAS No. 144.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended March 31, 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K/A on January 14, 2002 amending its Form 8-K filed on November 13, 2002, for the purpose of filing financial statements required by Item 7 of Form 8-K. On February 1, 2002, the Company filed a Form 8-K for the purpose changing the Company's certifying accountant. On February 21, 2002, the Company filed a Form 8-K which was amended on the same date for the purpose of filing amended articles of incorporating reflecting the name of the corporation. These reports are incorporated herein by reference as filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 2002.

REGMA BIO TECHNOLOGIES LIMITED the "Registrant"
BY:	/s/ David D. Rooke David D. Rooke, President, Chief Executive Officer and a member of the Board of Directors
BY:	/s/ Graham R. Hughes Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors