Form 10QSB
period 2002-06-30
REGMA BIO TECHNOLOGIES LTD
filed 2002-08-19
CIK 1084226

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-30995

REGMA BIO TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

217 Plaza, 535 Kings Road
London, England
United Kingdom SW10 0SZ
(Address of principal executive offices)

011 44 20 7351 0005
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002:  30,150,000

==================================================================================

PART I - FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
ASSETS
Current assets
Cash and cash equivalents	$31,768	426,847
Research and development tax credit receivable	3,406	121,402
Sales tax receivable	23,022	17,534
Other current assets	28,791	17,658
Total current assets	86,987	583,441

Non current assets
Tangible fixed assets, net of accumulated depreciation of $19,867 and $60,351 respectively	151,750	141,956
Intangible assets	67,582	41,076

Total non current assets	219,332	183,032

TOTAL ASSETS	$306,319	766,473

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets (continued)

	June 30, 2002 (unaudited)	December 31, 2001 (audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$44,729	145,487
Loans payable to related parties	535,939	1,110,534
Loans payable to third parties	-	509,390
Other current liabilities	49,268	828
Total current liabilities	629,936	1,766,239
Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 30,150,000 shares issued and outstanding	30,150	30,150
Additional Paid in Capital	819,230	-
Accumulated other comprehensive (loss)/income	(23,441)	440
Deficit accumulated in the development stage	(1,149,556)	(1,030,356)
Total stockholders' deficit	(323,617)	(999,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$306,319	766,473

See accompanying summary notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of operations

	Three Months Ended June 30, 2002 (unaudited)	Three Months Ended June 30, 2001 (unaudited)	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to June 30, 2002 (unaudited)
Revenue	-	-	-	-	-
Operating costs	351,761	291,171	533,392	439,989	1,704,474
Loss from Operations	(351,761)	(291,171)	(533,392)	(439,989)	(1,704,474)
Other Income	523,252	-	523,252	-	523,252
Interest Income	52	13,728	2,056	28,098	52,806
Net profit (loss) before income taxes Income taxes	171,543 (15,931)	(277,443) 34,315	(8,084) (111,116)	(411,891) 42,637	(1,128,416) 9,011
Net profit ( loss ) Net profit ( loss ) per share	155,612 .01	(243,128) (.01)	(119,200) (.01)	(369,254) (.01)	(1,119,405)
Basic and diluted
Weighted average number of Common shares outstanding, Basic	30,150,000	25,000,000	30,150,000	25,000,000

See accompanying notes to the financial statements

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of comprehensive income/(loss)

	Three Months Ended June 30, 2002 (unaudited)	Three Months Ended June 30, 2001 (unaudited)	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)	Period from January 14,2000 (inception) to June 30, 2002 (unaudited)
Net profit/(loss)	155,612	(243,128)	(119,200)	(369,254)	(1,119,405)
Foreign currency translation adjustment	(45,659)	(4,913)	(23,881)	9,476	(23,441)
Comprehensive income/( loss )	109,953	(248,041)	(14,081)	(359,778)	(1,142,846)

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of cash flows

	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)	Period from January 14, 2000 to June 30, 2002 (unaudited)
Cash flows from operating activities
Net profit/(loss)	$(119,200)	$(369,254)	$(1,119,405)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities
Gain on extinguishment of debt Depreciation Changes in assets and liabilities: Accounts payable and accrued liabilities Other current assets	(523,252) 33,576 (25,895) 101,376	- 11,624 (5,712) (53,034)	(523,252) 93,543 104,346 (41,213)
Net cash used in operating activities	$(533,395)	$(416,376)	$(1,485,981)
Cash flows from investing activities
Cash paid for tangible fixed assets Cash paid for intangible assets	(43,370) (26,506)	(63,658) -	(248,230) (67,582)
Net cash used in investing activities	$(69,876)	$(63,658)	$(315,812)
Cash flows from financing activities
Issuance of stock for cash Loan received from related party Loan received from third party Loan repaid to related party Loan repaid to third party	- 234,635 - - -	- 879,988 - (255,432) -	1 1,810,496 576,040 (446,957) (72,005)
Net cash provided by financing activities	$234,635	$624,556	$1,867,575
Effect of foreign currency exchange rate changes on cash	(26,443)	27,651	(34,014)
Net change in cash and cash equivalents Cash and cash equivalents at beginning of period	(395,079) 426,847	183,797 1,077,817	31,768 -
Cash and cash equivalents at end of period	$31,768	$1,261,614	$31,768
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest Research and development tax credit	$2,056 26,217	$28,365 -	$52,806 26,217

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

1      The Company

Regma Bio Technologies Limited ("Regma") was incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the UK in May 2000.

On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."). It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma. L.C.M. owned 100% of the share capital of a subsidiary Company, Uscribble.com Writing, Inc. ("Uscribble"). As part of the Agreement, L.C.M. disposed of its interest in Uscribble for no consideration to Ms. Zampano, the founder of Uscribble. At the same time, the intercompany debt due to L.C.M. from Uscribble was written off in the books of L.C.M., effectively leaving it as a shell company. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.

The year end of the registrant was changed to December 31, and comparatives are also presented for the three and six month period to June 30, 2001.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd. On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. Further details are provided in note 8 to this filing. The trade and non-liquid assets of THRIP Ltd. were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption.

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

2      Significant accounting policies

The accompanying financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 and for the period from January 14, 2000 (inception) to June 30, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 and for the period from January 14, 2000 (inception) to June 30, 2002, have been made. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

(b)      Research and development

All research and development expenditure during the period has been generated internally and written off to the income statement. Within operating costs are amounts relating to internal research and development, which can be analysed as follows:

	Three Months Ended June 30, 2002 (unaudited)	Three Months Ended June 30, 2001 (unaudited)	Six Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to June 30, 2002 (unaudited)
Rent Payroll Consultancy Lab supplies & maintenance Recruitment expenses General Research Books	4,143 32,351 28,856 8,371 - 6,586 -	2,030 60,839 21,353 17,284 146 1,656 -	16,615 58,209 38,778 16,864 90 13,751 36	3,716 90,730 21,508 21,921 234 5,800 -	51,191 279,843 198,249 93,146 9,880 35,769 18,083
	80,307	103,308	144,343	143,909	686,161

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

(c)      Functional currency and treatment of foreign currency translation.

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

(d)      Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The group recorded losses before income tax of $411,891 and $8,084 for the 6 month periods ended June 30, 2001 and June 30, 2002 respectively and has an accumulated deficit of $629,281 and $1,149,556 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management are fully aware of the risks relating to 'going concern', as identified above, and are continuing to actively search for new investors for the company. On November 2, 2001, the Company entered into a reverse merger with L.C.M. Equity, Inc., a US shell Company quoted on the OTC Bulletin Board. This step now gives Regma access to the US markets as a means of raising additional funds. Management view this as an important step towards addressing the going concern issues described above. In the meantime, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

(e)      Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

3      Research and development tax credit receivable

In the past, THRIP Ltd. has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. THRIP Ltd. had opted to receive this as a cash advance and qualified to receive $24 for every $100 spent on qualifying research. At December 31, 2001, there were tax credits receivable of $121,402.

As a result of the liquidation of THRIP Ltd, (as disclosed in note 8 to these financial statements), the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and has therefore been written off as tax expense in the statement of operations for the six months to June 30, 2002. Since Regma Bio Technologies Limited operates the trade from a permanent base in the UK, it too, can now claim this tax credit . The tax credit receivable for the period from May 7, 2002 to June 30, 2002 is $3,406 and has been recognized in the income statement.

4      Related party transactions

Loans advanced by Mr.C Harlingten amounted to $819,230 as at the time of the liquidation of THRIP Ltd. These loans were treated as extinguishment of debt in the accounts of Regma on the liquidation of THRIP Ltd. ( see note 8 ). As at June 30, 2002 Mr. C Harlingten has loaned $535,939 to the Company of which $234,635 has been received in cash, with the remainder in the form of assets as the transfer of assets to Regma from THRIP Ltd. went via Mr.C.Harlingten. This loan is interest free without any fixed repayment date.

5      Loans payable to third parties

As at December 31, 2001 $509,390 was owed by THRIP Ltd. to an unrelated third party. This was part of the extinguishment of debt on liquidation of THRIP Ltd.

6      Contingent liabilities

The directors are of the opinion that there are no contingent liabilities in respect of the Company.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

7      Consultancy agreements

During the year ended December 31, 2001, the Company entered into a number of contracts with consultants which provided for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company had entered into a contract to issue 250,000 shares on the achievement of two milestones. The agreement expired in the period to June 30, 2002 by which time neither milestone had been achieved.

Under an existing consultancy agreement, the Company has a commitment to issue 100,000 options with a strike price equal to the strike price offered by the Company to its employees who have been employed for greater than 36 months. The options will have a vesting period whereby the options are deemed vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company finalized the terms of its stock plan in April 2002 and granted the options to the consultants on July 1, 2002.

8      Liquidation of THRIP Ltd.

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, went into creditors voluntary liquidation (CVL) pursuant to the United Kingdom Insolvency Act 1986 after it was determined that the company would not have sufficient liquid assets to allow it to continue in operation. A liquidator was appointed and has taken possession of the assets and liabilities of THRIP Ltd. and has terminated all contracts of employment with THRIP.

As a result of the placement into CVL, the appointed liquidator has the duty to sell or otherwise realize assets and liquidate or settle the liabilities of THRIP Ltd. The assets and liabilities were therefore outside the control of the Company with effect from May 7, 2002.

Prior to the liquidation, the trade and assets of THRIP Ltd. were transferred to Regma in order that the trade could be continued as normal and without interruption. No material assets remained within THRIP Ltd. at the date of liquidation . The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation. $819,230 of the debt recorded on THRIP's balance sheet as of the date of liquidation was payable to Mr.C.Harlingten. Due to his relationship to the Company as the principal stockholder, the forgiveness of this debt has been treated as contributed capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.

The forgiveness of the remaining $523,252 of net liabilities has been accounted for as other income, in accordance with the provisions of FAS 145.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Notes to the financial statements

Note 8 ( continued )

The amount recognised as other income was comprised of the following:

-	reduction of current assets	$(86,413)
-	extinguishment of bank overdrafts	22,869
-	extinguishment of trade payables	1,915
-	extinguishment of accrued expenses	73,111
-	extinguishment of loans to third parties	511,770
	Total	$523,252

9      Stock Options

On June 28, 2002 the Company granted 3,100,000 stock options to its staff at an option price of $1.01 per share. The ending market price for that day was also $1.01 per share. With one exception, these options will vest on a straight line basis with the optionees over a three year period on a quarterly basis. The exception is Mr. C. Harlingten whose 1,000,000 options are exercisable immediately.

10      Fixed Assets

The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption.

On the transfer of assets, the assets were recorded at amortised cost, being the transfer value, with no depreciation. The accumulated depreciation showing on the June 30, 2002 financial statements at $19,867 is therefore only for the period from the time of transfer to June 30, 2002.

11      Earnings per Share calculation

The stock options were not included in the calculation of earnings per share because their affect would be antidilutive.

12      Post Balance Sheet Event

On July 23, 2002 the Company received additional financing from Mr. C.Harlingten in the amount of $300,000. The form of financing is a convertible debenture whereby Mr. C.Harlingten has the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share ( 1,200,000 shares ) , with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The issue of the convertible debenture creates a beneficial conversion feature to be accounted for in line with EITF 98-5 and EITF 00-27. The amount of the beneficial conversion feature will be recognised as interest expense over the life of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Regma Bio Technologies Limited ("Regma") is a biotechnology research and development company. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. Regma was formed to develop platform technologies, apply these technologies to commercial target pathogens, and to license the resulting products to pharmaceutical companies.

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

As a result of the liquidation of THRIP Ltd, the 100% subsidiary of Regma Bio Technologies Limited, the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and was therefore written off to the statement of operations, for the six month period to June 30, 2002.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months ending June 30, 2003. For the six month period ended December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $550,000. This is to cover salaries of the employees of the Company, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company.

As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a result before income taxes of $277,443 loss and $171,543 profit for the three months ending June 30, 2001 and June 30, 2002 respectively, and has an accumulated deficit of $619,805 and $323,617 at these respective dates. The deficit is lower as at June 30, 2002 due to the liquidation of THRIP Ltd. ( see note 8 to the financial statements ). The Company is currently reliant on the financial support of Mr C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue to exist.

As at June 30, 2002 loans were advanced to the Company by Mr.C. Harlingten in the amount of $535,939 ( June 30, 2001: $1,571,834 ) net of amounts written off in the liquidation of THRIP LTD. The loans are interest free without any fixed repayment date. As of the date of this filing, Mr. C. Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

A sum of $576,040 was loaned to the Company by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan was part of the extinguishment of debt on the liquidation of THRIP Ltd. (see note 8 to the financial statements).

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

Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of June 30, 2002 are as follows:

$
2002 2003 2004 2005 2006	71,000 56,885 25,000 -- --
152,885

During the year ended December 31, 2001, the Company entered into a number of contracts with consultants which provided for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company had entered into a contract to issue 250,000 shares on the achievement of two milestones. The agreement expired in the period to June 30, 2002 by which time neither milestone had been achieved.

Under an existing consultancy agreement, the Company has a commitment to issue 100,000 options with a strike price equal to the strike price offered by the Company to its employees who have been employed for greater than 36 months. The options will have a vesting period whereby the options are deemed vested on February 27, May 27, August 27 and November 27, all of 2002.

The Company finalized the terms of its stock plan in April 2002 and granted the options to the consultants on July 1, 2002.

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended June 30, 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2002.

REGMA BIO TECHNOLOGIES LIMITED The "Registrant"
Signature	Title
/s/ David Rooke David Rooke	President, Chief Financial Officer, and a member of the Board of Directors
/s/ Graham Hughes Graham Hughes	Secretary, Chief Executive Officer and a member of the Board of Directors