Form 10QSB
period 2002-09-30
REGMA BIO TECHNOLOGIES LTD
filed 2002-11-19
CIK 1084226

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Yes [ x ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 30, 2002:     30,150,000

==================================================================================

PART I - FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets
	September 30, 2002 (unaudited)	December 31, 2001 (audited)
ASSETS

Current assets
Cash and cash equivalents	$63,405	426,847
Research and development tax credit receivable	8,341	121,402
Sales tax receivable	36,702	17,534
Other current assets	15,333	17,658
Total current assets	123,781	583,441

Non current assets
Tangible fixed assets, net of accumulated depreciation of $35,005 and $60,351 respectively	112,023	141,956
Intangible assets	83,825	41,076

Total non current assets	195,848	183,032

TOTAL ASSETS	$319,629	766,473

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated balance sheets (continued)
	September 30, 2002 (unaudited)	December 31, 2001 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$60,471	145,487
Loans payable to related parties	543,891	1,110,534
Loans payable to third parties	-	509,390
Convertible debt - related party	300,000	-
Other current liabilities	4,396	828
Total current liabilities	908,758	1,766,239

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 30,150,000 shares issued and outstanding	30,150	30,150
Additional Paid in Capital	1,125,387	-
Accumulated other comprehensive (loss)/income	(36,273)	440
Deficit accumulated in the development stage	(1,708,393)	(1,030,356)

Total stockholders' deficit	(589,129)	(999,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$319,629	766,473

See accompanying summary notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of operations

	Three Months Ended September 30, 2002 (unaudited )	Three Months Ended September 30, 2001 (unaudited)	Nine Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to September 30, 2002 (unaudited)

Revenue	-	-	-	-	-
Operating costs	261,778	55,485	795,170	495,474	1,966,252
Loss from operations	(261,778)	(55,485)	(795,170)	(495,474)	(1,966,252)
Other income	-	-	523,252	-	523,252
Interest (expense)/income	(300,000)	15,259	(297,944)	43,357	(247,194)
Net (loss) before income taxes	(561,778)	(40,226)	(569,862)	(452,117)	(1,690,194)
Income taxes	2,941	8,967	(108,175)	51,604	11,952
Net (loss)	(558,837)	(31,259)	(678,037)	(400,513)	(1,678,242)
Net (loss) per share	(.019)	(.001)	(.022)	(.016)
Basic and diluted, Weighted average number of common shares outstanding, Basic	30,150,000	25,000,000	30,150,000	25,000,000

See accompanying notes to the financial statements

REGMA BIO TECHNOLOGIES LIMITED ( A Development Stage Company )

Consolidated statements of comprehensive (loss)
	Three Months Ended September 30, 2002 (unaudited)	Three Months Ended September 30, 2001 (unaudited)	Nine Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to September 30, 2002 (unaudited)
Net (loss) after income taxes	(558,837)	(31,259)	(678,037)	(400,513)	(1,678,242)
Foreign currency translation adjustment	(12,830)	(19,253)	(36,711)	(9,777)	(36,273)
Comprehensive (loss)	(571,667)	(50,512)	(714,748)	(410,290)	(1,714,515)

See accompanying notes to the financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated statements of cash flows

	Nine Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to September 30, 2002 (unaudited)
Cash flows from operating activities
Net (loss)	$(678,037)	$(400,513)	$(1,678,242)
Adjustments to reconcile net (loss) to net cash used in operating activities
Gain on extinguishment of debt	(523,252)	-	(523,252)
Fair value of consultants' stock options	6,157	-	6,157
Amortization of debt discount	300,000	-	300,000
Depreciation	49,007	29,742	108,973
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(55,025)	(78,462)	75,216
Other current assets	96,129	(110,675)	(46,457)
Net cash used in operating activities	$(805,021)	$(559,908)	$(1,757,605)
Cash flows from investing activities
Cash paid for tangible fixed assets	(13,933)	(79,400)	(218,793)
Cash paid for intangible assets	(42,070)	-	(83,146)
Net cash used in investing activities	$(56,003)	$(79,400)	$(301,939)
Cash flows from financing activities
Issuance of stock for cash	-	-	1
Loan received from related party	525,817	778,936	2,101,678
Loan received from third party	-	-	576,040
Loan repaid to related party	-	(244,431)	(446,957)
Loan repaid to third party	-	-	(72,005)
Net cash provided by financing activities	$525,817	$534,505	$2,158,757
Effect of foreign currency exchange rate changes on cash	(28,235)	(26,699)	(35,808)
Net change in cash and cash equivalents	(363,442)	(131,502)	63,405
Cash and cash equivalents at beginning of period	426,847	1,077,817	-
Cash and cash equivalents at end of period	$63,405	$946,315	$63,405
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest	2,056	43,620	52,807
Research and development tax credit	$26,217	$-	$26,217

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

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma.The year end of the registrant was changed to December 31.

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

The Company has been in the development stage since it commenced operations. It is primarily engaged in scientific research and development in the field of biotechnology. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. The Company will develop platform technologies, apply these technologies to commercial target pathogens, and license the resulting products to pharmaceutical companies.

2   Significant accounting policies

The accompanying financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 and for the period from January 14, 2000 (inception) to September 30, 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2001.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 and for the period from January 14, 2000 (inception) to September 30, 2002, have been made. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

(b)     Research and development

All research and development expenditure during the period has been generated internally and written off to the income statement. Within operating costs are amounts relating to internal research and development, which can be analysed as follows:
	Three Months Ended September 30, 2002 (unaudited)	Three Months Ended September 30, 2001 (unaudited)	Nine Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2001 (unaudited)	Period from January 14, 2000 (inception) to September 30, 2002 (unaudited)
Rent Payroll Consultancy Lab supplies & maintenance Recruitment expenses General Research Books	8,289 20,075 54,450 6,549 - 5,901 -	13,513 45,117 66,165 29,535 1,860 14,752 -	24,904 78,284 93,228 23,413 90 19,652 36	17,229 135,847 87,673 51,456 2,094 20,552 -	59,480 299,918 252,699 99,695 9,880 41,670 18,083
	$95,264	170,942	239,607	314,851	781,425

(c)     Functional currency and treatment of foreign currency translation

Due to the majority of the Company's operations being based in the United Kingdom, the British Pound has been selected as the Company's functional currency. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded within other comprehensive income.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statements of operations.

(d)     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The group recorded losses before income tax of $452,117 and $569,862 for the 9 month periods ended September 30, 2001 and September 30, 2002 respectively and has an accumulated deficit of $712,144 and $1,708,393 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The continuation of the Company as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event the Company cannot continue in existence.

Management are fully aware of the risks relating to 'going concern', as identified above, and are continuing to actively search for new investors for the company. On November 2, 2001, the Company entered into a reverse merger with L.C.M. Equity, Inc., a US shell Company quoted on the OTC Bulletin Board. This step gave Regma access to the US markets as a means of raising additional funds. Management view this as an important step towards addressing the going concern issues described above. Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

(e)     Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

As a result of the liquidation of THRIP Ltd, (as disclosed in note 8 to these financial statements), the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and has therefore been written off as tax expense in the statement of operations for the nine months to September 30, 2002.

Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, Regma is able to claim a research and development tax credit. The tax credit receivable for the period from May 8, 2002 to September 30, 2002 is $8,341 and has been recognized in the income statement.

4   Related party transactions

Loans advanced by Mr.C Harlingten amounted to $819,230 as at the time of the liquidation of THRIP Ltd. These loans were treated as extinguishment of debt in the accounts of Regma on the liquidation of THRIP Ltd. (see note 8) and hence are recognized as additional paid in capital.

As at September 30, 2002, Mr C Harlingten had loaned $843,891 to the Company of which $525,817 has been received in cash, with the remainder in the form of assets, as the transfer of assets to Regma from THRIP Ltd. went via Mr C Harlingten. A portion of this loan ( $300,000) is in the form of a convertible debenture and is explained in more detail in note 12. The balance of the loan is interest free without any fixed repayment date.

5   Loans payable to third parties

As at December 31, 2001, $509,390 was owed by THRIP Ltd. to an unrelated third party. This formed part of the extinguishment of debt on liquidation of THRIP Ltd.

6   Contingent liabilities

The directors are of the opinion that there are no contingent liabilities in respect of the Company.

7   Consultancy agreements

During the year ended December 31, 2001, and subsequently, the Company has entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company had entered into a contract to issue 250,000 shares on the achievement of two milestones. The agreement expired in the period to June 30, 2002 by which time neither milestone had been achieved.

Under existing consultancy agreements, the Company has granted 810,000 stock options. The grant date for these options was July 1, 2002. All options have an exercise price of $1.01. The options vest as follows:

100,000 options immediately exercisable at July 1, 2002
510,000 options exercisable on 31 December 2003
150,000 options exercisable on 31 October 2004
50,000 options exercisable on 30 June 2005

The Company has determined the fair value of the options issued based on a Black Scholes Model calculation.

The fair value of the options at September 30, 2002 is $24,300. This is to be recognized over the vesting period of the options. $6,157 has been expensed to the income statement for the quarter to September 30, 2002.

8   Liquidation of THRIP Ltd.

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, went into creditors voluntary liquidation (CVL) pursuant to the United Kingdom Insolvency Act 1986 after it was determined that the company would not have sufficient liquid assets to allow it to continue in operation. A liquidator was appointed and has taken possession of the assets and liabilities of THRIP Ltd. All contracts of employment with THRIP were terminated.

As a result of the placement into CVL, the appointed liquidator has the duty to sell or otherwise realize assets and liquidate or settle the liabilities of THRIP Ltd. The assets and liabilities were therefore outside the control of the Company with effect from May 7, 2002.

Prior to the liquidation, the trade and assets of THRIP Ltd. were transferred to Regma in order that the trade could be continued as normal and without interruption. No material assets remained within THRIP Ltd. at the date of liquidation . The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation. $819,230 of the debt recorded on THRIP's balance sheet as of the date of liquidation was payable to Mr C Harlingten. Due to his relationship with the Company as the principal stockholder, the forgiveness of this debt has been treated as contributed capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.

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

9   Stock Options

On June 28, 2002 the Company granted 3,100,000 stock options to its employees at an option price of $1.01 per share. The ending market price for that day was also $1.01 per share. With one exception, these options will vest on a straight line basis with the optionees over a three year period on a quarterly basis. The exception is Mr C Harlingten whose 1,000,000 options are exercisable immediately.

10   Fixed Assets

The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption.

On the transfer of assets, the assets were recorded at amortized cost, being the transfer value, with no depreciation. The accumulated depreciation showing on the September 30, 2002 financial statements at $35,005 is therefore only for the period from the time of transfer to September 30, 2002.

During the quarter to September 30, 2002, the useful lives of the company's fixed assets were reduced from 4 years, to a period of 24 months from June 30, 2002. The depreciation charge for the 3 months to September 30, 2002 reflects this change.

11   Loss per Share calculation

The stock options were not included in the calculation of earnings per share because their affect would be antidilutive. Total number of stock options granted is 3,910,000. There are an additional 1,200,000 shares that could be realized from the convertible loan ( see note 12) and 2 year warrants for a further 1,200,000 shares.

12   Convertible Loan

On July 23, 2002, the Company received additional financing from Mr C Harlingten in the amount of $300,000. The form of financing is a convertible debenture whereby Mr C Harlingten has the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares) with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest is to be payable in cash. The issue of the convertible debenture creates a beneficial conversion feature to be accounted for in line with EITF 98-5 and EITF 00-27.

The 2 year warrant has been valued at fair value by the Company using the Black Scholes Model calculation and the following assumptions:

Risk-free interest rate -     3.84%
Expected volatility -             60%
Expected dividends -         $ Nil
Expected life -                 2 years

The fair value of the warrants is $144,000.

The total beneficial conversion feature has been valued at $408,000. As this is greater than the value of the debt, the amount of debt discount has been restricted to the value of the debt, being $300,000.

As the debt can be recalled immediately by Mr C Harlingten, the full value of the debt discount has been expensed to the income statement, as interest, in the quarter to September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Regma Bio Technologies Limited ("Regma") is a biotechnology research and development company. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. Regma was formed to develop platform technologies, apply these technologies to commercial target pathogens, and license the resulting products to pharmaceutical companies.

Regma was founded in January 2000, under the laws of England and Wales, and subsequently completed a share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), a Nevada Corporation, on November 2, 2001 to become a reporting company with the Securities and Exchange Commission.

L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999. L.C.M. disposed of its remaining operations as a condition of, and prior to, the reverse merger between Regma and L.C.M. Equity Inc., on November 2, 2001.

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

As a result of the liquidation of THRIP Ltd, the 100% subsidiary of Regma Bio Technologies Limited, the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and was therefore written off to the statement of operations, for the nine month period to September 30, 2002. Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, Regma is able to claim a research and development tax credit . The tax credit receivable for the period from May 8, 2002 to September 30, 2002 is $8,341 and has been recognized in the income statement.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months ending September 30, 2003. For the three month period ended December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $250,000. This is to cover salaries of the employees of the Company, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain a loan. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss before income taxes of $452,117 and $569,862 loss for the nine months ending September 30, 2001 and September 30, 2002 respectively, and has an accumulated deficit of $712,144 and $1,708,393 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at September 30, 2002 loans were advanced to the Company by Mr C Harlingten to the amount of $843,891, net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date with the exception of a convertible loan to the amount of $300,000 (see note 12 to the financial statements). As of the date of this filing, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

A sum of $576,040 was loaned to the Company in the year to December 31, 2001 by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan was part of the extinguishment of debt on the liquidation of THRIP Ltd. ( see note 8 to the financial statements ).

The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006.

The Company has no expected purchases or sales of significant equipment in the foreseeable future.

On September 30, 2002 the company had only four employees functioning as research scientists. Since the end of the period only one scientist has remained as an employee. The services of the other scientists who were previously employed are only to be used on a contract basis. There are no contracts currently in existence for these former scientists.

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

(1)     Functional currency and treatment of foreign currency translation.

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

Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of June 30, 2002 are as follows:

$
2002 2003 2004 2005 2006	71,000 56,885 25,000 - -
152,885

During the year ended December 31, 2001, and subsequently, the Company has entered into a number of contracts with consultants which provide for payment in cash, stock and stock options.

In terms of direct payment by shares, the Company had entered into a contract to issue 250,000 shares on the achievement of two milestones. The agreement expired in the period to June 30, 2002 by which time neither milestone had been achieved.

Under existing consultancy agreements, the Company has granted 810,000 stock options. The grant date for these options was July 1, 2002. All options have an exercise price of $1.01.

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

ITEM 3.     not applicable

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 5. OTHER INFORMATION -   None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2002.

REGMA BIO TECHNOLOGIES LIMITED the "Registrant"
BY:	/s/ David J. Rooke David J. Rooke, President, Chief Executive Officer and a member of the Board of Directors
BY:	/s/ Graham R. Hughes Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Regma Bio Technologies Limited ( the "Company" ) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the hereof ( the "Report" ), I , Dr. David D. Rooke, President, Chief Executive officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr.David J. Rooke
Dr. David J. Rooke
Chief Executive Officer
November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Regma Bio Technologies Limited ( the "Company" ) on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the hereof ( the "Report" ), I , Graham R. Hughes, Chief Financial officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   the information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Graham R. Hughes
Graham R Hughes
Chief Financial Officer
November 14, 2002

REGMA BIO TECHNOLOGIES LTD.
 CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dr. David J. Rooke, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Regma Bio Technologies Limited;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David J. Rooke
Dr. David J. Rooke
Chief Executive Officer

REGMA BIO TECHNOLOGIES LTD.
 CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Graham R. Hughes, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Regma Bio Technologies Limited;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Graham R. Hughes
Graham R. Hughes
Chief Financial Officer