Form 10KSB
period 2002-12-31
REGMA BIO TECHNOLOGIES LTD
filed 2003-04-15
CIK 1084226

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30995

REGMA BIO TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	Unavailable (IRS Employer Identification No.)

217 Plaza
535 Kings Road
London, SW10 0SZ, UK
(Address of principal executive offices, including zip code.)

011 44 207 351 0005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [     ]

==================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State Issuer's revenues for its most recent fiscal year. December 31, 2002 - $-0-.

The current market value of the common stock held by non-affiliates on April 11, 2003 was approximately $2,412,000, based on the average closing price of the common stock, as reported by the OTC Bulletin Board on April 11, 2003. There are 5,914,723 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

THE "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included herein that are not historical facts, are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and are subject to change at any time. In the event that such risks or uncertainties materialize, Regma's results could be materially affected. The risks and uncertainties include, but are not limited to, risks associated with the inherent uncertainty of research, product development, manufacturing and commercialization, the impact of competitive products, and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB for the year ended December 31, 2002.

PART I

ITEM 1. BUSINESS.

Business Development.

Regma Bio Technologies Limited ("Regma" or "the Company") is a biotechnology research and development company with headquarters in the UK. Regma was incorporated under the laws of England and Wales on January 14, 2000, and commenced operations in the UK in May 2000.

On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."), a Nevada corporation. It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma. The year end of the registrant was changed to December 31.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd.

On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. (comprising all tangible fixed assets, patents and leases) were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. (See Item 6, Plan of Operations, for more detail on this transaction).

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

The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval and market its products. The Company plans to seek additional financing through the sale of securities to investors to provide the funding necessary for commercialization, and by entering into joint ventures or licensing or similar arrangements with pharmaceutical companies. The novel methods and technology of the Company are based upon the work of the late Dr. Vladimir Pasechnik and Caisey Harlingten, who approached Pasechnik and created Regma for the treatment and prevention of infectious disease through powerful alternatives. The Company is currently conducting pre-clinical studies on its novel TB product, and is developing a further range of pipeline products.

Regma is positioned as a development-stage biopharmaceutical company, and plans to develop its products to the point of being able to out-license to a major pharmaceutical organization. Licensing will be executed at the time when it is most attractive to the Company. The Company plans to enter into pharmaceutical co-development and co-marketing agreements with multinational pharmaceutical companies that have greater resources to achieve international marketing, sales and distribution of the resultant products.

Regma entered into a sponsored research agreement with Institut Pasteur de Lille, France, on April 18, 2002, and has continued to carry out contracted research with institutions in the USA. CNRC ( Central New York Research Corporation) Syracuse, NY have carried out  further pre-clinical  research studies on behalf of Regma USA during the course of 2002. The Company also signed  a cooperative research and development agreement in August 2002 relating to anthrax research with the Naval Medical Research Center (NMRC), Silver Spring, MD, USA.

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

The Company is now conducting pre-clinical trials for its anti-tuberculosis product, and is engaged in pre-clinical studies for a number of further pipeline products. It is anticipated that pre-clinical trials for its anti-tuberculosis product and further products will continue during 2003. The Company is unable to specify at the current time when a product will be able to be brought to market.

Research and Development

The amount spent on research and development by the Company for the fiscal periods ending December 31, 2002 and 2001 was $343,425 and $438,293, respectively.

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

Government Regulation

The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. The products described in the section entitled "Product Development Plan" above will be subject to regulation as therapeutics or devices by the FDA, as well as a number of foreign governmental agencies. To comply with the FDA regulations regarding the manufacture and marketing of such products, the Company would likely incur substantial costs relating to laboratory and clinical testing of new products, and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company or its partners will receive FDA approval necessary to commercially market its products, if any, and that if the Company is successful, it will not encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

Food and Drug Administration Regulations

The FDA approved process for conducting clinical trials in the USA consists of four steps that all new drugs, antibiotics and biologicals must follow. They are:

1. 2. 3. 4.	Investigational new drug application (IND); Clinical trials; New drug application (review and approval) or 510K device application; and Post-marketing surveys.

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

Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with testing the safety of the new product. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body: how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials for a novel TB product are estimated to cost $650,000 (World Health Organization ("WHO") October 2001 Pharmaeconomic Report on the Economics of TB Drug development), taking three to six months to complete.

Phase II Clinical Trials for a novel TB product are estimated to cost $3.4 million (WHO October 2001 The Economics of TB Drug development). At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Regma plans on partnering with a major pharmaceutical company prior to its products entering Phase III clinical trials.

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

Product Liability Exposure

The Company does not maintain any product liability insurance. The Company believes that it will not be held liable for injuries suffered by participants in the future during clinical trials because it plans to require each participating patient to execute a waiver of claims as a result of adverse reaction to the Company's products.

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

In addition, UK Patent No 0205786.7 - Novel Composition was filed on March 12, 2001. PCT Patent No GB01/03625 was filed on August 10, 2001, and PCT Patent No GB01/05333 was filed on December 1, 2001.

Marketing

It is the Company's intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. No such marketing has been carried out to date.

Employees

The Company has 1 official employee as of December 31, 2002. A large portion of the research as well as the administrative functions are carried out by either consultants or the company directors and officers, all of whom are under consultancy contracts. Directors and officers are paid under these consultancy contracts rather than through the company's payroll. All consultants and employees are required to sign and adhere to confidentiality agreements. The Company plans to hire additional employees in the future as necessary.

Risk Factors

The following are risk factors affecting the Company's operations:

1. Liquidity - Need for Additional Financing. The Company believes that it will need to raise additional capital during the next twelve months. If the Company is unable to raise additional capital it will be required to curtail operations substantially. There is no assurance that the Company will be able to obtain additional capital if required or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its research and development efforts and adversely affect its results of operations.

2. Lack of Regulatory Clearance and Approval and Limited Clinical Data. The Company's products are in the development stage, have limited clinical data and have not been cleared for marketing by the FDA or foreign regulatory authorities, and cannot be commercially distributed in the U.S. and/or in foreign markets unless and until such clearance is obtained. Failure to obtain FDA clearance would delay sales of the Company's products and would materially affect the financial condition of the Company.

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

5. Manufacturing. The Company currently lacks facilities to manufacture products should they be approved. In addition, the Company does not have a supply of raw materials with which to manufacture products.

6. Uncertainty Relating to Favorable Third-Party Reimbursement. In the United States, success in obtaining favorable third-party payment for a new product depends greatly on the ability to present data which demonstrates positive outcomes and reduced utilization of other products or services, as well as cost data which shows that treatment costs using the new product are equal to or less than what is currently covered for other products. Failure by the Company to present such clinical data would adversely affect the Company's ability to obtain favorable third-party reimbursement through either license agreements or debt/equity investment, as well as the commercial success of its products through a pharmaceutical partner.

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

8. Dependence Upon Key Personnel. The Company relies greatly in its efforts on the services and expertise of its key officers and consultants, such as the Chairman, President, Chief Scientific Officer, counsel and officers and directors.

9. Uncertainties Associated with Research and Development Activities. The Company intends to continue research and development activities on its products and the development of proprietary products. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative offices are located at 217 Plaza, 535 Kings Road, London SW10 0SZ, UK. The phone number of these offices is + 44 207 351 0005. The Company has a 15-month lease on 547 square feet/50.82 square meters at this location. The Company leases the premises from Nestron Ltd with a monthly rent of $2,800 during the term of the lease, from January 7, 2002 to May 14, 2003. The Company's research & development laboratories are located at Porton Down Science Park, Porton Down, Salisbury,Wiltshire SP4 OJQ, UK. The Company has a three-year lease on an estimated 5000 square feet/465 square meters at this location. The Company leases these premises from Tetricus Ltd with an annual rent of $50,000 during the term of the lease from September 10, 2001 to September 9, 2004.

The Company is confident that the present leased property is adequate to enable it to carry out its current research and development plans.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2002, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At December 31, 2002, the Company had 23 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities are traded over-the-counter on the Bulletin Board ("OTC BB") operated by the National Association of Securities Dealers, Inc. under the symbol "RBTL". The table shows the high and low bid of the Company's common stock for each of the four quarters of the year ended December 31, 2002 and for the quarter ended December 31, 2001. L.C.M. Equity, Inc. was first listed on the OTC BB on September 10, 2001.

Quarter ended	High Bid	Low Bid
September 30, 2001	$1.25	$1.25
December 31, 2001	$3.30	$2.70
March 31, 2002	$2.70	$2.30
June 30, 2002	$1.70	$1.01
September 30, 2002	$0.40	$0.35
December 31, 2002	$0.15	$0.08

These quotations reflect inter-dealer prices, without retail markdown or commission, and may not represent actual transactions.

Of the 30,150,000 shares of common stock outstanding as of April 13, 2003, 24,145,338 shares were issued to the Company's officers, directors and other affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Stock Options
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercised price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securities holders	None	None	None
Equity compensation plans not approved by securities holders	3,210,000	$ 1.01	4,290,000
Total	3,210,000	$ 1.01	4,290,000

The Company operates a non-qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. In total, 3,210,000 stock options have been granted to consultants, officers and employees of the company. All of these options have an exercise price of $1.01. 1,100,000 options were granted on July 1, 2002 and became exercisable immediately. Of these, 100,000 were granted to a consultant and 1,000,000 to Mr C Harlingten, an officer and employee. All other granted options vest on a straight line basis over a three-year period on a quarterly basis, as follows:

Number of options	Date on which first options vest	Date on which last options vest	Number of options vesting each quarter
500,000	September 1, 2002	August 31, 2003	54,167
250,000	August 1, 2002	October 31, 2003	20,750
500,000	August 1, 2002	December 31, 2003	41,500
200,000	August 1, 2002	March 31, 2004	16,600
50,000	July 1, 2002	June 30, 2004	4,200
110,000	August 1, 2002	October 31, 2004	13,200
500,000	August 1, 2002	April 30, 2005	41,500

3,050,000 stock options have been granted to employees of the Company, with the remaining 160,000 to non-employees. Options to employees are accounted for under APB 25. As the exercise price of the options was equal to the market price at the date of grant, there is no impact on the income statement as a result of granting these options.

The Company applies the provisions of SFAS No 123 "Accounting for Stock-Based Compensation", in accounting for stock options issued to non-employees. The Company has issued 160,000 stock options in exchange for consulting services rendered. The value of these options has been determined using a Black-Scholes option pricing model, at $1,250. All consultancy arrangements have been fulfilled by the consultants and as a result, the full value of these options has been expensed to the income statement.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions regarding the payment of dividends, except that they may not be paid to render the Company insolvent. The dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for the Company's operations in the foreseeable future.

SEC Rule 15(g)

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect a shareholders ability to sell his or her shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important on understanding the function of the penny stock market, such as "bid" and "offer" quotes, a dealer's "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealer's duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in cases of fraud in penny stock transactions; and the NASD's toll-free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

The current officers and directors have filed the required Forms 3, 4 and 5.

ITEM 6. PLAN OF OPERATIONS

Regma is a biotechnology research and development company. Regma was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. Regma was formed to develop platform technologies, apply these technologies to commercial target pathogens, and license the resulting products to pharmaceutical companies.

Regma was founded in January 2000, under the laws of England and Wales. On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M.", a Nevada Corporation). It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of L.C.M. in exchange for 100% of the registered and fully paid up capital of Regma. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma. The year-end of the registrant was changed to December 31.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd.

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, entered into creditors' voluntary liquidation, as discussed in more detail below. The trade and assets of THRIP Ltd were transferred to Regma prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006. The Company has no expected purchases or sales of significant equipment in the foreseeable future.

Liquidation of THRIP Ltd

THRIP Ltd entered into creditors' voluntary liquidation on May 7, 2002. Prior to liquidation, all tangible fixed assets, patents and leases were transferred to Regma in order that the trade of Regma could be continued. In the quarterly financial statements for the quarters ended June 30, 2002 and September 30, 2002, the amount payable from Regma to THRIP for these assets had been accounted for through a deduction of the amount owed by THRIP Ltd to Caisey Harlingten, and a subsequent decrease in capital contribution within the books of Regma. The amount payable to THRIP for these assets ($218,000) has now been reflected in accounts payable, the corresponding entry being to reduce the amount owed to Mr C Harlingten. The other income on liquidation of THRIP recorded in the statement of operations, has been reduced by $218,000, with a corresponding increase to capital contribution of $218,000.

Additional unrecorded liabilities from Regma to THRIP Ltd have been identified in the fourth quarter in respect of costs borne by THRIP Ltd on behalf of Regma prior to liquidation of THRIP Ltd to the amount of $84,000. These have been credited to accounts payable and debited to the statement of operations through other income on liquidation of THRIP Ltd.

The amounts payable to THRIP Ltd as noted above are estimates. The liquidators are continuing their investigations into THRIP Ltd and as a result, management is unable to quantify any additional amounts that may become payable following conclusion of the on-going investigations. All amounts recognized as payable to THRIP Ltd are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd. for these liabilities.

The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

A sum of $576,040 was loaned to the Company in the year ended December 31, 2001 by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan was part of the extinguishment of debt on the liquidation of THRIP Ltd. (see note 7 to the financial statements).

Taxation

In the past, the Company has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. The Company had opted to receive this as a cash advance and qualified to receive $24 for every $100 spent on qualifying research. At December 31, 2001, there were tax credits receivable of $121,402.

As a result of the liquidation of THRIP Ltd, the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and was therefore written off to the statement of operations during the year ended December 31, 2002.

However, Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, Regma is able to claim a research and development tax credit. The tax credit receivable for the period from May 8, 2002 to December 31, 2002 is $9,447 and has been recognized in the statement of operations.

Cash Requirements

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to December 31, 2002, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover salaries of the employees and officers of the Company, including payments to consultants, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate financing. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with, or entered into any agreements with, pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss before income taxes of $1,072,107 and $860,468 for the years ending December 31, 2002 and December 31, 2001 respectively, and has an accumulated deficit of $2,209,752 and $1,030,356 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research and development which will, if successful, mitigate these factors which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

Related Party Loans and Convertible Debt

Mr C Harlingten, Chairman of the Company, has made advances to the Company in the form of loans, of which the balance owed to Mr Harlingten at December 31, 2002 was $528,525. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties. As of the date of this filing, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

In addition, on July 23, 2002, the Company issued $300,000 of convertible debt to the Company's Chairman, Mr C Harlingten. The convertible debt bears interest at 8% per annum and is payable on demand of the holder. Accordingly, this debt has been included as a current liability. The debt is convertible into common stock at $0.25 per share for a total of 1,200,000 shares. In connection with the debt, Mr C Harlingten was granted warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of two years. The proceeds were allocated between the note and the warrants. The allocated proceeds to the note created a beneficial conversion feature and have been accounted for in accordance with EITF 98-5 and EITF 00-27. The value of the warrants and the beneficial conversion feature has been valued in excess of $300,000. The debt discount has been limited to the value of the debt at $300,000. Since the debt can be recalled immediately, the full value of the debt discount has been charged to interest expense.

Employees

On December 31, 2002, the Company had only one employee, functioning as a research scientist. The services of the other scientists and administration staff who were previously employed are only to be used on a contract basis. There are no contracts currently in existence for former scientists. There is one contract in place for administration staff.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as of December 31, 2002. The preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

All research and development expenditures have been incurred internally and are expensed to the statement of operations as incurred.

3) Capitalization of intangible fixed assets.

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

Contractual commitments

The Company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of December 31, 2002 are as follows:

2003 2004	$56,885 25,000
$81,885

Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation for employees and in this respect, the new rule will have no effect on the Company's financial condition or results of operations. However, for stock options issued to consultants, FAS 123 is already used by the Company. In respect of these stock options, the Company has adopted the new disclosure requirements

PART III

ITEM 7. FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Page:
Independent Auditors' Report	16
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	17
Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2002	19
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2002 and December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2002	20
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2002 and December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2002	21
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001 and the period from January 14, 2000 (inception) to December 31, 2002	22
Notes to the consolidated financial statements	23

REGMA BIO TECHNOLOGIES LIMITED
A Development Stage Company

Independent Auditors' Report

To the Board of Directors and Stockholders of
Regma Bio Technologies Limited

We have audited the accompanying consolidated balance sheets of Regma Bio Technologies Limited (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, comprehensive loss and cash flows for the years ended December 31, 2002 and 2001 and the period from January 14, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the management of Regma Bio Technologies Limited. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standard generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regma Bio Technologies Limited (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the period ended December 31, 2002 and 2001 and the period from January 14, 2000 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Regma Bio Technologies Limited will continue as a going concern. As discussed in Note 2, the company has been in the development stage since its inception and has no revenues. The Company's ability to meet its future financing requirements and the success of future operations are currently dependent on the continued financial support offered by Mr C Harlingten, the Chairman and majority stockholder of the company, and the ability of the company to obtain additional funding in the future. Without this support, there is substantial doubt about the company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO STOY HAYWARD
BDO STOY HAYWARD
London
England
April 8, 2003

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Balance Sheets

December 31, 2002	December 31, 2001

ASSETS
Current assets

Cash and cash equivalents	$48,873	$426,847
Research and development tax credit receivable	9,447	121,402
Sales tax receivable	21,786	17,534
Other current assets	10,142	17,658

Total current assets	90,248	583,441
Non current assets

Tangible fixed assets, net of accumulated depreciation of $63,678 and $60,351 respectively	85,686	141,956
Intangible assets	89,830	41,076

Total non current assets	175,516	183,032

TOTAL ASSETS	$265,764	$766,473

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Balance Sheets

December 31, 2002	December 31, 2001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$349,523	$145,487
Loans payable to related parties	528,525	1,110,534
Loans payable to third parties Convertible debt - related party	-- 300,000	509,390 --
Other current liabilities	--	828

Total current liabilities	1,178,048	1,766,239

Stockholders' deficit

Common stock $0.001 par value, 200,000,000 shares authorized; 30,150,000 shares issued and outstanding	30,150	30,150
Additional Paid in Capital	1,337,126	--

Deficit accumulated in the development stage	(2,209,752)	(1,030,356)
Accumulated other comprehensive (loss)/income	(69,808)	440

Total stockholders' deficit	(912,284)	(999,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265,764	$766,473

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Operations

Year Ended December 31, 2002	Year Ended December 31, 2001	Period from January 14, 2000 (inception) to December 31, 2002

Revenue	$-	$-	$-

Operating costs	(1,002,799)	(909,569)	(2,173,883)
Loss from operations	(1,002,799)	(909,569)	(2,173,883)
Other Income Interest income Interest expense	228,636 2,056 (300,000)	-- 49,101 --	228,636 52,807 (300,000)

Loss before income tax	(1,072,107)	(860,468)	(2,192,440)
Income tax (expense)/benefit	(107,289)	95,289	12,837

Net loss	$(1,179,396)	$(765,179)	$(2,179,603)

Net loss per common share,
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding,
Basic and diluted	30,150,000	25,790,137

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Comprehensive Loss

Year Ended December 31, 2002	Year Ended December 31, 2001	Period from January14, 2000 (inception) to December 31, 2002

Net loss	$(1,179,396)	$(765,179)	$(2,179,603)

Foreign currency translation adjustment	(70,248)	(2,619)	(69,808)

Comprehensive loss	$(1,249,644)	$(767,798)	$(2,249,411)

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Changes in Stockholders' Deficit

Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other Comprehensive income/loss	Total
	Number	$	$	$	$	$

Issuance of common stock in January, 2000 (recapitalized)	25,000,000	25,000	-	(24,999)	-	1
Effect of foreign currency translation	-	-	-	-	3,059	3,059
Net loss for period ending December 31, 2000	-	-	-	(235,028)	-	(235,028)
Balance, December 31, 2000	25,000,000	25,000	-	(260,027)	3,059	(231,968)
Issuance of shares in reverse merger	5,150,000	5,150	-	(5,150)	--	--
Effect of foreign currency translation	--	--	-	--	(2,619)	(2,619)
Net loss for period ending December 31, 2001	--	--	-	(765,179)	--	(765,179)
Balance December 31, 2001	30,150,000	30,150	-	(1,030,356)	440	(999,766)
Capital Contribution	--	--	1,037,126	--	--	1,037,126
Beneficial conversion feature associated with convertible debt	--	--	300,000	--	--	300,000
Effects of foreign currency translation	--	--	--	--	(70,248)	(70,248)
Net loss for period ending December 31, 2002	--	--	-	(1,179,396)	--	(1,179,396)
Balance December 31, 2002	30,150,000	30,150	1,337,126	(2,209,752)	(69,808)	(912,284)

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended December 31, 2002	Year Ended December 31, 2001	Period from January 14, 2000 (inception) to December 31, 2002
Cash flows from operating activities
Net loss	$(1,179,396)	$(765,179)	$(2,179,603)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt Fair value of consultants= stock options Amortization of debt discount Depreciation	(228,636) 6,157 300,000 77,804	-- -- -- 53,420	(228,636) 6,157 300,000 137,770
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(106,972) 115,219	26,156 (126,313)	23,269 (27,367)
Net cash used in operating activities	(1,015,824)	(811,916)	(1,968,410)
Cash flows from investing activities
Cash paid for tangible fixed assets Cash paid for intangible assets	(13,933) (59,047)	(136,118) (41,076)	(218,793) (100,123)
Net cash used in investing activities	(72,980)	(177,194)	(318,916)
Cash flows from financing activities
Issuance of stock for cash Loan received from related party Loan received from third party Loan repaid to related party Loan repaid to third party	-- 732,490 -- -- --	-- 205,878 576,040 (378,416) (72,005)	1 2,308,351 576,040 (446,957) (72,005)
Net cash provided by financing activities	732,490	331,497	2,365,430
Effect of foreign currency exchange rate changes on cash	(21,660)	6,643	(29,231)
Net change in cash and cash equivalents	(377,974)	(650,970)	48,873
Cash and cash equivalents at beginning of period	426,847	1,077,817	--
Cash and cash equivalents at end of period	$48,873	$426,847	$48,873
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest	$--	$49,101	$50,751

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

1   The company

Regma Bio Technologies Limited ("Regma") was incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the UK in May 2000.

On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."), a Nevada corporation. It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma.The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

The acquisition has been accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition have become the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of Regma. The year end of the registrant was changed to December 31.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd.

On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. Further details are provided in note 7 to these financial statements. The trade and non-liquid assets of THRIP Ltd. (comprising all tangible fixed assets, patents and leases) were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. The expenses incurred by THRIP Ltd in the period from January 1, 2002 to the date of liquidation have been consolidated in the statement of operations for the year ended December 31, 2002.

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

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

2   Significant accounting policies

(a)   Office furniture, machinery and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method. For all fixed assets, with the exception of leasehold improvements, this is calculated at 25% per annum and a full year of depreciation is charged in the year of acquisition. For all fixed assets held at June 30, 2002, with the exception of leasehold improvements, the useful lives were shortened to a period of 2 years ending June 30, 2004. The depreciation charge for the year ended December 31, 2002 reflects this change in estimate. For leasehold improvements, depreciation is calculated on a straight line basis over the term of the lease, being the shorter of the lease term and useful life of the assets.. The total depreciation charge for the periods ending December 31, 2002 and December 31, 2001 was $64,666 and $53,420 respectively.

(b)   Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted. To date no patents have been granted, hence no amortization costs have been recorded during the years ended December 31, 2002 or December 31, 2001. Additions to patent costs of $48,754 and $41,076 were made in the years ended December 31, 2002 and December 31, 2001 respectively. There were no disposals of patents during either year.

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

(d)   Compensated absences

The Company's employees are entitled to paid vacations dependent upon the length of service. As of December 31, 2002 and December 31, 2001, all benefits had been paid to employees, and therefore no benefits have been accrued.

(e)   Revenue recognition

Revenues will be recognised in accordance with the principles of SAB101 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of December 31, 2002 no revenue had been generated by the Company.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

2   Significant accounting policies (Continued)

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

The average exchange rates during the periods ended December 31, 2002 and December 31, 2001, and the exchange rates in effect as at December 31, 2002 and December 31, 2001 were as follows:

UK sterling
Average exchange rates
Year ended December 31, 2002	0.6656
Year ended December 31, 2001	0.6944
Closing exchange rate
December 31, 2002	0.6212
December 31, 2001	0.6871

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

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements (Continued)

2     Significant accounting policies (Continued)

(i)   Financial instruments

Financial instruments held by the Company comprise cash and cash equivalents as of December 31, 2002 and December 31, 2001, together with debt as disclosed in notes 4 and 5. The fair value of these instruments approximate cost due to either short maturity or terms similar to those available to similar companies in the open market. The fair value of the beneficial conversion feature attached to the convertible debt is discussed in note 10 to these financial statements.

(j)   Start-up costs

Pursuant to AICPA Statement of Position 98-5, "Reporting on the costs of start-up activities", all costs incurred in the organization and start-up of the Company have been expensed.

(k)   Research and development

All research and development expenditures have been incurred internally and are expensed as incurred. Within operating costs are amounts relating to internal research and development, which can be analyzed as follows:

Year ended December 31, 2002	Year ended December 31, 2001	Period from January 14, 2000 (inception) to December 31, 2002

Rent	$37,936	$30,987	$72,512
Payroll	83,319	151,037	304,953
Consultancy	171,691	136,199	331,162
Laboratory supplies & maintenance	22,617	74,113	98,899
Recruitment expenses	90	5,928	9,880
General	27,736	22,018	49,754
Research Books	36	18,011	18,047
	$343,425	$438,293	$885,207

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

2   Significant accounting policies (Continued)

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

(m)   Going concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The company recorded losses of $1,179,396 and $765,179 for the years ended December 31, 2002 and December 31, 2001 respectively and has an accumulated deficit of $2,209,752 and $1,030,356 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(n)   Stock-based Compensation

The Company applies APB Opinion No. 25 and related Interpretations in accounting for stock options issued to employees. Accordingly, no compensation cost has been recognized in respect of these stock options. For these options, the Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment to SFAS No. 123.

The Company applies the recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", in accounting for stock options issued to non employees. The Company has issued non forfeitable stock options to non employees in exchange for consulting services rendered.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

(n)   Stock-based Compensation (continued)

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards:

	December 31, 2002	December 31, 2001
Reported net loss	(1,179,396)	(765,179)
Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,250	-
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(5,569)	-
Pro forma net loss	(1,183,715)	(765,179)
Loss per share (basic and diluted)
As reported	(0.04)	(0.03)
Pro forma	(0.04)	(0.03)

(o)   Recent accounting pronouncements

In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections. SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of a risk management strategy. SFAS No. 44 was issued to establish transitional requirement for motor carriers. Those transitions are completed; therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No.145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback accounting are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

(o)   Recent accounting pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income and earnings per share had the fair value method been used to be included in annual and interim reports and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for annual reports of fiscal years beginning after December 15, 2002 and interim reports beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock-based compensation for employees and in this respect, the new rule will have no effect on the Company's financial condition or results of operations. However, for stock options issued to consultants, FAS 123 is already used by the Company. In respect of these stock options, the Company has adopted the new disclosure requirements

3   Research and development tax credit receivable

In the past, THRIP Ltd. had taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. THRIP Ltd. had opted to receive this as a cash advance and qualified to receive $24 for every $100 spent on qualifying research. At December 31, 2001, there were tax credits receivable of $121,402.

As a result of the liquidation of THRIP Ltd, (as disclosed in note 8 to these financial statements), the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and has therefore been written off as tax expense in the statement of operations for the year ended December 31, 2002. Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, Regma is able to claim a research and development tax credit . The tax credit receivable for the period from May 8, 2002 to December 31, 2002 is $9,447 and has been recognized in the income statement.

4   Related party transactions and convertible debt

Mr C Harlingten, Chairman of the Company, has made advances to the Company in the form of loans, of which the balance owed to Mr Harlingten at December 31, 2002 was $528,525. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties. As of the date of this filing, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

In addition, on July 23, 2002, the Company issued $300,000 of convertible debt to the Company's Chairman, Mr C Harlingten. The convertible debt bears interest at 8% per annum and is payable on demand of the holder. Accordingly, this debt has been included as a current liability. The debt is convertible into common stock at $0.25 per share for a total of 1,200,000 shares. In connection with the debt, Mr C Harlingten was granted warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of two years.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

4   Related party transactions and convertible debt (continued)

The proceeds were allocated between the note and the warrants. The allocated proceeds to the note created a beneficial conversion feature and have been accounted for in accordance with EITF 98-5 and EITF 00-27. The value of the warrants and the beneficial conversion feature has been valued in excess of $300,000. The debt discount has been limited to the value of the debt at $300,000. Since the debt can be recalled immediately, the full value of the debt discount has been charged to interest expense.

5   Fixed assets, net

December 31, 2002 $	December 31, 2001 $
Fixed assets consist of: Office furniture and fittings Machinery and equipment Leasehold improvements	24,820 96,790 27,734	23,383 142,716 36,208
	149,364	202,307
Less: Accumulated depreciation	(63,678)	(60,351)
	85,686	141,956

The useful lives of the company's fixed assets, excluding leasehold improvements, held at June 30, 2002 have been reduced to a period of 24 months from June 30, 2002. The depreciation charge for the year ended December 31, 2002 reflects this change in estimate. Leasehold improvements are all depreciated for the period to the end of the lease.

6   Stock options

The Company operates a non qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. In total, 3,210,000 stock options have been granted to consultants, officers and employees of the company. All of these options have an exercise price of $1.01. 1,100,000 options were granted on July 1, 2002 and became exercisable immediately. Of these, 100,000 were granted to a consultant and 1,000,000 to Mr C Harlingten, an officer and employee. All other granted options vest on a straight line basis over a three-year period on a quarterly basis, as follows:

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

6   Stock options (continued)

Number of options	Date on which first options vest	Date on which last options vest	Number of options vesting each quarter

500,000	September 1, 2002	August 31, 2003	54,167
250,000	August 1, 2002	October 31, 2003	20,750
500,000	August 1, 2002	December 31, 2003	41,500
200,000	August 1, 2002	March 31, 2004	16,600
50,000	July 1, 2002	June 30, 2004	4,200
110,000	August 1, 2002	October 31, 2004	13,200
500,000	August 1, 2002	April 30, 2005	41,500

3,050,000 stock options have been granted to employees of the Company, with the remaining 160,000 to non-employees. Options to employees are accounted for under APB Opinion No. 25. As the exercise price of the options was equal to the market price at the date of grant, there is no impact on the income statement as a result of granting these options. All stock options have an exercise price of $1.01. No options were exercised and no options lapsed in the period from the date of grant to December 31, 2002.

The Company applies the provisions of SFAS No 123 "Accounting for Stock-Based Compensation", in accounting for stock options issued to non-employees. The Company has issued 160,000 stock options in exchange for consulting services rendered. The value of these options has been determined using a Black-Scholes option pricing model, at $1,250. All consultancy arrangements have been fulfilled by the consultants and as a result, the full value of these options has been expensed to the income statement.

The parameters used in the calculation of the fair value using the Black Scholes Model were as follows:

Risk free interest rate	3.84%	Expected life	5 years
Expected dividend yield	0.0%	Expected volatility	80%

7   Liquidation of THRIP Ltd.

THRIP Ltd entered into creditors' voluntary liquidation on May 7, 2002. Prior to liquidation, all tangible fixed assets, patents and leases were transferred to Regma in order that the trade of Regma could be continued. In the quarterly financial statements for the quarters ended June 30, 2002 and September 30, 2002, the amount payable from Regma to THRIP for these assets had been accounted for through a deduction of the amount owed by THRIP Ltd to Caisey Harlingten, and a subsequent decrease in capital contribution within the books of Regma. The amount payable to THRIP for these assets ($218,000) has now been reflected in accounts payable, the corresponding entry being to reduce the amount owed to Mr C Harlingten. The other income on liquidation of THRIP recorded in the statement of operations, has been reduced by $218,000, with a corresponding increase to capital contribution of $218,000.

The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation. $1,037,126 of the debt recorded on

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

Liquidation of THRIP Ltd. (continued)

THRIP's balance sheet as of the date of liquidation was payable to Mr C Harlingten. Due to his relationship with the Company as the principal stockholder, the forgiveness of this debt has been treated as contributed capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.

The forgiveness of the remaining $228,636 of net liabilities has been accounted for as other income, in accordance with the provisions of FAS 145. The amount recognized as other income was comprised of the following:

-	reduction of current assets	$(86,413)
-	reduction of amounts owed from parent company	(294,616)
-	extinguishment of bank overdrafts	22,869
-	extinguishment of trade payables	1,915
-	extinguishment of accrued expenses	73,111
-	extinguishment of loans to third parties	511,770
	Total	$228,636

Additional unrecorded liabilities from Regma to THRIP Ltd have been identified in the fourth quarter in respect of costs borne by THRIP Ltd on behalf of Regma prior to liquidation of THRIP Ltd to the amount of $84,000. These have been credited to accounts payable and debited to the statement of operations through other income on liquidation of THRIP Ltd.

The amounts payable to THRIP Ltd as noted above are estimates. The liquidators are continuing their investigations into THRIP Ltd and as a result, management is unable to quantify any additional amounts that may become payable following conclusion of the on-going investigations. All amounts recognized as payable to THRIP Ltd are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd. for these liabilities.

The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

A sum of $576,040 was loaned to the Company in the year ended December 31, 2001 by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan was part of the extinguishment of debt on the liquidation of THRIP Ltd.

8   Loss per Share calculation

The stock options were not included in the calculation of earnings per share because their affect would be antidilutive. The total number of stock options granted is 3,210,000. There are an additional 1,200,000 shares that could be realized from the exercise of convertible debt (see note 4) and the exercise of warrants for a further 1,200,000 shares.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

9   Segment Reporting

The company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information".

The company has only one segment, based geographically in the UK and engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

10   Income Taxes

The company did not have taxable income for the periods ended December 31, 2001 and December 31, 2002 and, therefore, does not have any current income tax expense. However, as a result of the liquidation of THRIP Ltd, the research and development tax credit receivable at December 31, 2001 was no longer considered collectible and was therefore written off to the statement of operations during the year ended December 31, 2002, creating the tax expense as shown in the statement of operations.

The company has taken advantage of the research and development tax credit available under UK tax legislation to gain relief on qualifying current spending on research and development. The company has opted to receive this as a cash advance and will receive $24 for every $100 spent on qualifying research. At December 31, 2002 and December 31, 2001, there were tax credits receivable of $9,447 and $121,402 respectively.

At December 31, 2002 and December 31, 2001, the significant components of the Company's deferred income tax asset are as follows:

	December 31, 2002	December 31, 2001
Timing differences on fixed assets	$8,461	$(39,651)
Net operating loss carry forwards	231,989	305,577
Less: Valuation allowance	(240,450)	(265,926)
Net deferred income tax asset	$--	$--

A full valuation allowance has been recorded against all the losses carried forward which arose only within the UK and do not expire, subject to certain conditions and agreements by the UK Inland Revenue.

The net operating loss carry forwards reduced in the year to December 31, 2002 as those arising through the transactions within THRIP Ltd. remained with that company on liquidation.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Notes to the consolidated financial statements

10   Income Taxes (continued)

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	December 31, 2002		December 31, 2001
Statutory rate	30%		30%
Loss before taxation at the statutory rate of corporation tax	$(321,632)		(258,140)
Depreciation in excess of capital allowances	8,461		(22,399)
Charge relating to the fair value of warrants related to beneficial conversion feature	90,000		--
Change in valuation allowance	231,989		280,539
Gain on liquidation of THRIP	(68,591)		--
Net operating losses for tax purposes remaining within THRIP at liquidation	59,773		--
Research and development tax credit	9,447		95,289
Research and development tax credit written off	(116,736)		--
As recorded in the financial statements	$(107,289)	$	$ 95,289

11   Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases as of December 31, 2002 are as follows:

2003 2004	$56,885 25,000
$81,885

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

At its board meeting on January 23, 2002, the Board of Directors of the Company engaged BDO Stoy Hayward, Independent Auditors, 8 Baker Street, London W1U 3LL, UK, as its independent auditor for its fiscal year ending December 31, 2001. BDO Stoy Hayward accepted such appointment on January 23, 2002.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Each of the Company's directors will serve until his or her successor is elected and qualified. Each officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.The name, age and position of the Company's present officers and directors are set forth below:

Name	Age	Position
Caisey Harlingten	55	Chairman of the Board of Directors
David Rooke Ph.D.	52	President, Chief Executive Officer and a member of the Board of Directors
Graham Hughes	53	Secretary/Treasurer, Chief Financial Officer and a member of the Board Directors
Pablo Bifani	33	Chief Scientific Officer

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

Officer, Director and Significant Employee Biographies:

Caisey Harlingten, Chairman of the Board of Directors

Since November 2001, Mr. Harlingten has been the Chairman of the Board of Directors. Since January 2000 Mr Harlingten has been Chairman of the Board of Directors of Regma Bio Technologies Ltd, the Company's UK subsidiary corporation, located at London UK and Porton Down Science Park, UK, engaged in the business of research and development of novel therapeutic agents against infectious diseases. From January 1995 to December 1998 Mr. Harlingten was founder of Nanovation Technologies Inc., Delaware, formerly Integrated Optics Inc., which was engaged in the business of nanotechnology research and development. Mr. Harlingten's duties at Nanovation Technologies Inc. were financial investment management. From January 1998 to March 2000 Mr. Harlingten was Founder and Chairman of Phage Therapeutics Inc., a company located in Bothell, Washington, which was engaged in the business of bacteriophage product research and development. Mr Harlingten's duties at Phage Therapeutics Inc. were those of Chairman of the Board of Directors.

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

Graham Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

Since November 2001, Mr. Hughes has been Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors of Regma Biotechnologies Ltd formerly L.C.M. Equity Inc., Nevada. Since January 1995 Mr Hughes has been Professor of Accountancy at the British Columbia Institute of Technology (BCIT), Vancouver BC, Canada.

Pablo Bifani, Chief Scientific Officer

Pablo Bifani is Regma's senior research scientist, and is working at the Institut Pasteur de Lille, France, under the sponsored research agreement between Regma and the Insitut Pasteur. He completed his doctorate in Microbiology (PhD) at the Department of Microbiology, Sackler Institute of Graduate Biomedical Sciences, New York University Medical Center, New York,USA. Dr Bifani's thesis title was "Genetic Analysis of Natural Populations of Mycobacterium Tuberculosis using Molecular Fingerprinting Tools". He completed his Master of Science degree (Biochemistry) at the Department of Biochemistry at Mahidol University, Bankok, Thailand, with his thesis "Design, Synthesis, and Cloning of Industrial Lipase". Dr Bifani's BSc was completed at the Department of Chemistry and Biochemistry at the University of Guelph, Guelph, Ontario Canada. Dr Bifani has published extensively in the field of Tuberculosis research.

Some officers and directors are engaged in other business. As such, they do not devote time exclusively to Regma's operations.None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature. The Company's last annual meeting of shareholders was held on January 2, 2003.

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

Summary Compensation Table

Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Caisey Harlingten [1] Chairman	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. David Rooke [1] President	2002 2001 2000	17,653 32,000 0	0 0 0	0 0 0	0 0 0	0 0 >0	0 0 0	0 0 0
Graham Hughes [1] Chief Financial Officer	2002 2001 2000	22,536 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Pablo Bifani, Chief Scientific Officer	2002 2001 2000	9,766 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. David West, Chief Scientific Officer	2002 2001 2000	0 43,000 17,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Paul Ricaud, Product Development Officer	2002 2001 2000	0 27,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Vladimir Pasechnik, (deceased)	2001 2000	67,000 43,000	0 0	0 0	0 0	0 0	0 0	0 0
Brian McAlister President & Director (resigned 11/2001)	2001 2000	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Lisa Zumpano Secretary/Treasurer & Director (resigned 11/2001)	2001 2000	18,639 0	0 0	0 0	0 0	0 0	0 0	0 0
John Donaldson Director (resigned 11/2001)	2001 2000	0 0	0 0	0 10,600	0 0	0 0	0 0	0 0

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

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Idaho.

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

Name and Address of owner	Number of Shares	Position	Percent of Shares
Caisey Harlingten 136 St Christopher St Valetta Malta VLT 11	20,000,000	Chairman of the Board of Directors	66.33%
David Rooke Ph.D. Langstone House Rusper Rd, Horsham, Sussex RH12 4BD, UK	0	President, Chief Executive Officer, and a member of the Board of Directors	0.00%
Graham Hughes 4861 Cambridge St Burnaby BC Canada V5C 1H9	0	Secretary, Treasurer, Chief Financial Officer and a member of the Board of Directors	0.00%
Pablo Bifani Brussels, Belgium	0	Chief Scientific Officer of Regma Bio Technologies Limited (U.K.)	0.00%
All officer and directors as a group (5 persons)	20,000,000		66.33%
Estate of Vladimir Pasechnik Dr N. Polyanskaya Porton Down Science Park Porton Down Wilts SP4 0JQ, UK	5,000,000		16.58%
Brian McAlister[1] 7225 Blenheim St Vancouver BC Canada V6N 1S2	2,100,000		6.63%

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

None.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30995 on July 7, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 3.3 4.1	Articles of Incorporation of L.C.M. Equity, Inc. Bylaws of L.C.M. Equity, Inc. Articles of Incorporation of Unscribble. Specimen Stock Certificate.

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Annual Report filed with the Securities and Exchange Commission, on April 1, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

3.4 99.1 99.2	Amended Articles of Incorporation Lease - Kings Road Lease - Porton Down

Item 14. Controls and Procedures

(a) Our CEO and CFO are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to us is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to us as required to be disclosed in the reports we file with the Commission on a timely basis.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2003.

REGMA BIO TECHNOLOGIES LIMITED (Registrant)

BY:	/s/ David J. Rooke David J. Rooke, Ph.D., President, Principal Executive Officer and a member of the Board of Directors
BY:	/s/ Graham Hughes Graham Hughes, Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Caisey Harlingten Caisey Harlingten	Chairman of the Board of Directors	04/14/2003
/s/ David J. Rooke, Ph.D. David J. Rooke, Ph.D.	President, Principal Executive Officer and a member of the Board of Directors	04/14/2003
/s/ Graham Hughes Graham Hughes	Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors	04/14/2003

CERTIFICATION

I, David Rooke, Ph.D. certify that:

1. I have reviewed this annual report on Form 10-KSB of Regma Bio Technologies Limited:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/S/ David Rooke, Ph.D. David Rooke, Ph.D. Principal Executive Officer

CERTIFICATION

I, Graham Hughes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Regma Bio Technologies Limited:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/s/ Graham Hughes Graham Hughes Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Regma Bio Technologies Limited (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, David Rooke, Ph.D., chief executive officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ David Rooke, Ph.D. David Rooke, Ph.D. Chief Executive Officer

PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Regma Bio Technologies Limited (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Graham Hughes, chief financial officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ Graham Hughes Graham Hughes Chief Financial Officer