Form 10QSB
period 2003-03-31
REGMA BIO TECHNOLOGIES LTD
filed 2003-05-15
CIK 1084226

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ x ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 30,150,000

==================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
Current assets
Cash and cash equivalents	$13,978	$48,873
Research and development tax credit receivable	9,769	9,447
Sales tax receivable	3,690	21,786
Other current assets	4,352	10,142
Total current assets	31,789	90,248

Non current assets
Tangible fixed assets, net of accumulation
depreciation of $79,403
and $63,678 respectively	69,942	85,686
Intangible assets	102,164	89,830
Total non current assets	172,106	175,516
TOTAL ASSETS	$203,895	$265,764

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2003 (unaudited)	December 31, 2002 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Accounts payable	$322,807	$349,523
Loans payable to related parties	544,345	528,525
Convertible debt - related party	300,000	300,000
Other current liabilities	1,687	--
Total current liabilities	1,168,839	1,178,048
Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares
authorized; 30,150,000 shares issued and outstanding	30,150	30,150
Additional Paid in Capital	1,337,126	1,337,126
Deficit accumulated in the development stage	(2,278,167)	(2,209,752)
Accumulated other comprehensive loss	(54,053)	(69,808)
Total stockholders' deficit	(964,944)	(912,284)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,895	$265,764

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Operations

	Three Months Ended March 31, 2003 (unaudited)	Three Months Ended March 31, 2002 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2003 (unaudited)
Revenue	$-	$-	$-
Operating costs	(68,737)	(181,630)	(2,242,620)
Loss from operations	(68,737)	(181,630)	(2,242,620)
Other Income	-	-	228,636
Interest income	-	2,004	52,807
Interest expense	-	-	(300,000)
Loss before income tax	(68,737)	(179,626)	(2,261,177)
Income tax benefit/(expense)	322	(95,185)	13,159
Net loss	$(68,415)	$(274,811)	$(2,248,018)
Net loss per common share,
Basic and diluted	$(0.002)	$(0.01)
Weighted average number of common
shares outstanding, basic and diluted	30,150,000	30,150,000

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)

Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31, 2003 (unaudited)	Three Months Ended March 31, 2002 (unaudited)	Period from Inception, January14, 2000 to March 31, 2003 (unaudited)
Net loss	$(68,415)	$(274,811)	(2,248,018)
Foreign currency translation adjustment	15,755	21,778	(54,053)

Comprehensive loss	$(52,660)	(253,033)	(2,302,071)

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2003 (unaudited)	Three Months Ended March 31, 2002 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2003 (unaudited)
Cash flows from operating activities
Net loss	$(68,415)	$(274,811)	$(2,248,018)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	--	--	(228,636)
Fair value of consultants' stock options	--	--	6,157
Amortization of debt discount	--	--	300,000
Depreciation	15,725	13,268	153,495
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(21,026)	676	2,243
Other current assets	23,272	98,020	(4,095)
Net cash used in operating activities	$(50,444)	$(162,847)	$(2,018,854)
Cash flows from investing activities
Cash paid for tangible fixed assets	--	(5,076)	(218,793)
Cash paid for intangible assets	(12,334)	(16,770)	(112,457)
Net cash used in investing activities	$(12,334)	$(21,846)	$(331,250)
Cash flows from financing activities
Issuance of stock for cash	--	--	1
Loan received from related party	28,456	--	2,336,807
Loan received from third party	--	--	576,040
Loan repaid to related party	--	(420)	(446,957)
Loan repaid to third party	--	--	(72,005)
Net cash provided by/(used in) financing activities	$28,456	$(420)	$2,393,886
Effect of foreign currency exchange rate changes on cash	(573)	(10,592)	(29,804)
Net change in cash and cash equivalents	(34,895)	(195,705)	13,978
Cash and cash equivalents at beginning of period	48,873	426,847	--
Cash and cash equivalents at end of period	13,978	231,142	13,978
Supplemental disclosures of cash flow information
Cash received during the period for:
Interest	--	2,004	50,751
Research and development tax credit	--	26,217	26,217

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

On May 7, 2002, THRIP Ltd. entered into creditors' voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. (comprising all tangible fixed assets, patents and leases) were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. The expenses incurred by THRIP Ltd. I the period from January 1, 2002 to the date of liquidation have been consolidated in the statement of operations for the year ended December 31, 2002.

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

2     Significant accounting policies

(a)   Office furniture, machinery and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method. For all fixed assets, with the exception of leasehold improvements, this is calculated at 25% per annum and a full year of depreciation is charged in the year of acquisition. For all fixed assets held at June 30, 2002, with the exception of leasehold improvements, the useful lives were shortened to a period of 2 years ended June 30, 2004. The depreciation charge for the 3 months to March 31, 2003 reflects this change in estimate.

For leasehold improvements, depreciation is calculated on a straight line basis over the term of the lease, being the shorter of the lease term and the useful life of the assets. The total depreciation charge for the periods ending March 31, 2003 and March 31, 2002 was $15,725 and $13,268 respectively.

(b)   Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted. To date no patents have been granted, hence no amortization costs have been recorded during the three months ended March 31, 2003 and 2002. Additions to patent costs of $12,334 were made in the three months ended March 31, 2003. There were no disposals of patents during either period.

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

(d)   Revenue recognition

Revenues will be recognised in accordance with the principles of SAB101 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of March 31, 2003 no revenue had been generated by the Company.

(e)   Foreign currency translation and transactions

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

(f)   Use of Estimates

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

(g)   Research and development

All research and development expenditures have been incurred internally and are expensed as incurred. Within operating costs are amounts relating to internal research and development, which can be analyzed as follows:

	Three months ended March 31, 2003 (unaudited)	Three months ended March 31, 2002 (unaudited)	Period from January 14, 2000 (inception) to March 31, 2003 (unaudited)
Rent	$11,279	$12,472	$83,791
Payroll	4,781	25,858	309,734
Consultancy	2,603	9,922	333,765
Laboratory supplies & maintenance	--	8,493	98,899
Recruitment expenses	--	90	9,880
General	3,131	7,165	52,885
Research Books	--	36	18,047
	$21,794	$64,036	$907,001

(h)   Going concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The company recorded losses of $68,415 and $274,811 for the periods ended March 31, 2003 and March 31, 2002 respectively and has an accumulated deficit of $2,278,167 and $2,209,752 at March 31, 2003 and December 31, 2002, respectively. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management are fully aware of the risks relating to going concern, as identified above. Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company.

(i)   Stock-based Compensation

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

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards:

	Three months ended March 31, 2003 (unaudited)	Three months ended March 31, 2002 (unaudited)
Reported net loss	$(68,415)	$(274,811)
Stock-based employee compensation expense
included in reported net loss, net of related tax
effects	-	-
Stock-based employee compensation determined
under the fair value based method, net of related
tax effects	3,844	-
Pro forma net loss	$(64,571)	$(274,811)
Loss per share (basic and diluted)
As reported	$(0.002)	$(0.01)
Pro forma	$(0.002)	$(0.01)

3   Research and development tax credit receivable

Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, the Company is able to claim a research and development tax credit . The tax credit receivable for the period from January 1, 2003 to March 31, 2003 is $322 and has been recognized in the statement of operations.

4   Related party transactions and convertible debt

Mr C Harlingten, Chairman of the Company has made advances to the Company in the form of loans, of which the balance owed to Mr Harlingten at March 31, 2003 was $544,345. The loans are interest free and without any fixed repayment date, based on a verbal agreement between the parties.

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

5   Contingent liabilities

In connection with the liquidation of THRIP Ltd on May 7, 2002, there remains ongoing investigations by the liquidators into the affairs of THRIP Ltd. The directors are unable to quantify any additional amounts which may become payable as a result of the aforementioned investigations. All amounts recognized as payable to THRIP Ltd in the financial statements for the year ending December 31, 2002 and at March 31, 2003 are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd for these liabilities. The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

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

Number of options	Date on which first options vest	Date on which last options vest	Number of options vesting each quarter

500,000	September 1, 2002	August 31, 2003	54,167
250,000	August 1, 2002	October 31, 2003	20,750
500,000	August 1, 2002	December 31, 2003	41500
200,000	August 1, 2002	March 31, 2004	16600
50,000	July 1, 2002	June 30, 2004	4200
110,000	August 1, 2002	October 31, 2004	13200
500,000	August 1, 2002	April 30, 2005	41,500

3,050,000 stock options have been granted to employees of the Company, with the remaining 160,000 to non-employees. Options to employees are accounted for under APB Opinion No. 25.

6   Stock options (continued)

As the exercise price of the options was equal to the market price at the date of grant, there is no impact on the statement of operations as a result of granting these options. All stock options have an exercise price of $1.01. No options were exercised and no options lapsed in the period from the date of grant to March 31, 2003.

The Company applies the provisions of SFAS No 123 "Accounting for Stock-Based Compensation", in accounting for stock options issued to non-employees. The Company has issued 160,000 stock options in exchange for consulting services rendered. The value of these options has been determined using a Black Scholes option pricing model, at $xxx. All consultancy arrangements have been fulfilled by the consultants and as a result, the full value of these options has been expensed to the statement of operations.

The parameters used in the calculation of the fair value using the Black Scholes Model were as follows:

Risk free interest rate	3.84%	Expected life	5 years
Expected dividend yield	0.0%	Expected volatility	80%

7   Loss per Share calculation

The stock options were not included in the calculation of earnings per share because their affect would be antidilutive. The total number of stock options granted is 3,210,000. There are an additional 1,200,000 shares that could be realized from the convertible loan (see note 4) and a 2 year warrant for a further 1,200,000 shares.

8   Segment Reporting

The company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information".

The company has only one segment, based geographically in the UK and engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

9   Contractual commitments

The company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of March 31, 2003 are as follows:

2003	$53,435
2004	25,000
$78,435

ITEM 2.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Regma was founded in January 2000, under the laws of England and Wales. On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement) with L.C.M. Equity, Inc. ("L.C.M.", a Nevada Corporation). It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of L.C.M. in exchange for 100% of the registered and fully paid up capital of Regma. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

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

Liquidation of THRIP Ltd

In connection with the liquidation of THRIP Ltd on May 7, 2002, there remains ongoing investigations by the liquidators into the affairs of THRIP Ltd. The directors are unable to quantify any additional amounts which may become payable as a result of the aforementioned investigations. All amounts recognized as payable to THRIP Ltd in the financial statements for the year ending December 31, 2002 and at March 31, 2003 are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd for these liabilities. The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

Taxation

Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, the Company is able to claim a research and development tax credit . The tax credit receivable for the period from January 1, 2003 to March 31, 2003 is $322 and has been recognized in the statement of operations.

Cash Requirements

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to March 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover salaries of the employees and officers of the Company, including payments to consultants, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate financing. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with, or entered into any agreements with, pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss of $68,415 and $274,811 for the three months ending March 31, 2003 and March 31, 2002 respectively, and has an accumulated deficit of $2,278,167 and $2,209,752 at March 31, 2003 and December 31, 2002 respectively. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research and development which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

Related Party Loans and Convertible Debt

Mr C Harlingten, Chairman of the Company has made advances to the Company in the form of loans, of which the balance owed to Mr Harlingten at March 31, 2003 was $544,345. The loans are interest free and without any fixed repayment date, based on a verbal agreement between the parties.

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

Employees

On March 31, 2003, the Company had only one employee, functioning as a research scientist. The services of the other scientists and administration staff who were previously employed are only to be used on a contract basis. There are no contracts currently in existence for former scientists. There is one contract in place for administration staff.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as of December 31, 2002. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

As the exercise price of the options was equal to the market price at the date of grant, there is no impact on the income statement as a result of granting these options. All stock options have an exercise price of $1.01. No options were exercised and no options lapsed in the period from the date of grant to March 31, 2003.

The Company applies the provisions of SFAS No 123 "Accounting for Stock-Based Compensation", in accounting for stock options issued to non-employees. The Company has issued 160,000 stock options in exchange for consulting services rendered. The value of these options has been determined using a Black Scholes option pricing model, at $xxx. All consultancy arrangements have been fulfilled by the consultants and as a result, the full value of these options has been expensed to the income statement.

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

Contractual commitments

The Company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of December 31, 2002 are as follows:

2003	$53,435
2004	25,000
$78,435

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgement against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended March 31, 2003.

ITEM 5.     OTHER INFORMATION
None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on form 8-K filed in the three months ended 31 March 2003.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of May, 2003.

REGMA BIO TECHNOLOGIES LIMITED the "Registrant"
BY:	/s/ David J. Rooke David J. Rooke, President, Chief Executive Officer and a member of the Board of Directors
BY:	/s/ Graham R. Hughes Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, David Rooke, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003 /s/ David Rooke David Rooke, CEO

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 I, Graham Hughes, certify that:

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

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003 /s/ Graham Hughes Graham Hughes, CFO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Regma Bio Technologies Limited ( the "Company" ) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission ( the "Report" ), I , Dr. David D. Rooke, President, Chief Executive officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. David J. Rooke
Dr. David J. Rooke
Chief Executive Officer
May 13, 2003

A signed original of the written statement required by Section 906 has been provided to Regma Bio Technologies Limited and will be retained by Regma Bio Technologies Limited and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Regma Bio Technologies Limited ( the "Company" ) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission ( the "Report" ), I , Graham R. Hughes, Chief Financial officer of the Company, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Graham R. Hughes
Graham R Hughes
Chief Financial Officer
May 13, 2003

A signed original of the written statement required by Section 906 has been provided to Regma Bio Technologies Limited and will be retained by Regma Bio Technologies Limited and furnished to the Securities and Exchange Commission or its staff upon request.