Form 10QSB
period 2003-06-30
REGMA BIO TECHNOLOGIES LTD
filed 2003-08-19
CIK 1084226

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of REGMA BIO TECHNOLOGIES,LIMITED (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, David J. Rooke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of August, 2003.

/s/ David J. Rooke David J. Rooke Chief Executive Officer