Form 10QSB
period 2003-09-30
REGMA BIO TECHNOLOGIES LTD
filed 2003-11-14
CIK 1084226

========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-30995

REGMA BIO TECHNOLOGIES LIMITED
(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4861 Cambridge St.
Burnaby, British Columbia
Canada V5C 1H9
(Address of principal executive offices)

(604) 622-6209
(Registrant's telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003: 54,150,000

=========================================================================

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Condensed Balance Sheets
	September 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS
Current assets
Cash and cash equivalents	$4,359	$48,873
Research and development tax credit receivable	10,491	9,447
Sales tax receivable	11,013	21,786
Other current assets	10,000	10,142

Total current assets	35,863	90,248

Tangible fixed assets, net of accumulated depreciation of $107,032 and $63,678 respectively	65,890	85,686
Intangible assets	129,479	89,830

Total non current assets	195,369	175,516

TOTAL ASSETS	$231,232	$265,764

See accompanying notes to the condensed consolidated financial statements (unaudited).

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Condensed Balance Sheets
	September 30, 2003 (unaudited)	December 31, 2002 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities (Note 5)	$492,305	$349,523
Loans payable to related parties	--	528,525
Convertible debt - related party (Note 4(b))	244,948	300,000
Other current liabilities	412	-

Total current liabilities	737,665	1,178,048
Contingencies and Commitments (Notes 5 and 8)
Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 54,150,000 shares issued and outstanding	54,150	30,150
Additional Paid in Capital	2,525,709	1,337,126
Deferred Stock Compensation Expense	(2,052)	--
Accumulated other comprehensive loss	(102,316)	(69,808)
Deficit accumulated in the development stage	(2,981,924)	(2,209,752)
Total stockholders' deficit	(506,433)	(912,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$231,232	$265,764

See accompanying summary notes to the condensed consolidated financial statements (unaudited).

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended September 30, 2003 (unaudited )	Three Months Ended September 30, 2002 (unaudited and restated)	Nine Months Ended September 30, 2003 (unaudited )	Nine Months Ended September 30, 2002 (unaudited and restated)	Period from January 14, 2000 (inception) to September 30, 2003 (unaudited )
Revenue	$-	$-	$-	$-	$-

Operating costs	140,574	261,778	772,871	795,170	2,946,754

Loss from Operations	(140,574)	(261,778)	(772,871)	(795,170)	(6,546,754)

Other Income	-	-	-	523,252	228,636

Interest Income	-	-	-	-	52,807

Interest Expense	-	(300,000)	-	(297,944)	(300,000)

Loss before income tax	(140,574)	(561,778)	(772,871)	(569,862)	(2,951,311)

Income tax benefit (expense)	-	2,941	699	(108,175)	13,536

Net loss	$(140,574)	$(558,837)	$(772,172)	$(678,037)	(2,951,775)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(.02)

Weighted average number of common shares outstanding, basic and diluted	50,150,000	30,150,000	36,800,000	30,150,000

Net loss	$(140,574)	$(558,837)	$(772,172)	$(678,037)	$(2,951,775)

Foreign currency translation adjustment	1,487	(12,830)	(32,508)	(36,711)	(102,316)

Comprehensive loss	$(139,087)	$(571,667)	$(808,680)	$(714,748)	$(3,054,091)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REGMA BIO TECHNOLOGIES LIMITED (A Development Stage Company)
Condensed Statements of Cash Flows

	Nine Months Ended September 30,2003 (Unaudited)	Nine Months Ended September 30,2003 (Unaudited)	Period from January 14, 2000 (inception) to September 30, 2003 (unaudited)
Cash flows from operating activities
Net loss	$(772,172)	$(678,037)	$(2,951,775)
Adjustments reconciling net loss to net cash used in operating
Gain on extinguishment of debt	--	(523,252)	(228,636)
Fair value of consultants' stock options	10,593	6,157	16,750
Amortization of debt discount	--	300,000	300,000
Depreciation	42,942	49,007	180,712
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	132,417	(55,025)	155,686
Other current assets	7,425	96,129	(20,499)
Net cash used in operating activities	(578,795)	(805,021)	(2,547,762)
Cash flows from investing activities
Cash paid for tangible fixed assets	(23,578)	(13,933)	(242,371)
Cash paid for intangible assets	(39,649)	(42,070)	(139,772)
Net cash used in investing activities	(63,227)	(56,003)	(382,143)
Cash flows from financing activities
Issuance of stock for cash	--	--	1
Loan received from related party	598,810	525,817	2,907,161
Loan received from third party	--	--	576,040
Loan repaid to related party	--	--	(446,958)
Loan repaid to third party	--	--	(72,005)
Net cash provided by financing activities	598,810	525,817	2,964,239
Effect of foreign currency exchange rate changes on cash	(1,302)	(28,235)	(29,975)
Net change in cash and cash equivalents	(44,514)	(363,442)	4,359
Cash and cash equivalents at beginning of period	48,873	426,847	--
Cash and cash equivalents at end of period	4,359	63,405	4,359
Non-Cash Financing Activities:
Issuance of common shares for debt	1,200,000	--	1,200,000
Supplemental disclosures of cash flow information
Interest paid	$--	$--	$--
Income tax paid	--	--	--

See accompanying notes to the consolidated financial statements.

REGMA BIO TECHNOLOGIES LIMITED
(A Development Stage Company)
Notes to the financial statements

1 Background

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

On May 7, 2002, THRIP Ltd. entered into creditors' voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. (comprising all tangible fixed assets, patents and leases) were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. The expenses incurred by THRIP Ltd. in the period from January 1, 2002 to the date of liquidation were consolidated in the statement of operations for the period ended June 30, 2002.

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

2 Significant accounting policies

In the opinion of management, the interim financial information as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(a) Office furniture, machinery and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method. For all fixed assets, with the exception of leasehold improvements, this is calculated at 25% per annum and a full year of depreciation is charged in the year of acquisition. For all fixed assets held at June 30, 2002, with the exception of leasehold improvements, the useful lives were shortened to a period of 2 years ended June 30, 2004. The depreciation charge for the nine months to September 30, 2003 reflects this change in estimate.

For leasehold improvements, depreciation is calculated on a straight line basis over the term of the lease, being the shorter of the lease term and the useful life of the assets. The total depreciation charge for the three and nine month periods ending September 30, 2003 was $12,756 and $42,942 respectively, and for the three and nine month periods ended September 30, 2002 was $15,431 and $49,007, respectively.

(b) Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted. To date no patents have been granted, hence no amortization costs have been recorded. Additions to patent costs of $39,649 and $42,070 were made in the nine months ended September 30, 2003 and 2002, respectively. There were no disposals of patents during any of the periods.

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

(d) Revenue recognition

Revenues will be recognized in accordance with the principles of SAB 101 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of September 30, 2003 no revenue had been generated by the Company.

(e) Foreign currency translation and transactions

The functional currency of the Company is the UK pound sterling and the reporting currency is the US Dollar. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded within other comprehensive income or loss.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statement of operations.

(f) Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

(g) Research and development

All research and development expenditures have been incurred internally and are expensed as incurred. Within operating costs are amounts relating to internal research and development, which can be analyzed as follows:

	Three Months Ended September 30, 2003 (unaudited)	Three Months Ended September 30, 2002 (unaudited)	Nine Months Ended September 30, 2003 (unaudited)	Nine Months Ended September 30, 2002 (unaudited)	Period from January 14, 2000 (inception) to September 30, 2003 (unaudited)
Rent	$2,000	$8,289	$19,220	$24,904	$91,732
Payroll	--	20,075	10,107	78,284	315,060
Consultancy	76,602	54,450	301,421	93,228	724,533
Lab supplies	10,113	6,549	10,113	23,413	109,012
Recruitment	--	--	--	90	9,880
General	3,237	5,901	9,264	19,652	59,018
Research books	--	--	--	36	18,047
	$91,952	$95,264	$350,125	$239,607	$1,327,282

(h) Going concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern. The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to September 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover salaries of the employees and officers of the Company, including payments to consultants, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate financing. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with, or entered into any agreements with, pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss of $772,172 for the nine months ending September 30, 2003 and has an accumulated deficit of $2,981,924 at that date. The Company is currently reliant on the financial support of Mr. C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research and development which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Mr. C. Harlingten has indicated that he has no current intention of withdrawing his support from the Company. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

(i) Stock-Based Compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company's Condensed Consolidated Statements of Operations because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows:

	Three months ended September 30, 2003 (unaudited)	Three months ended September 30, 2002 (unaudited)	Nine months ended September 30, 2003 (unaudited)	Nine months ended September 30, 2002 (unaudited)
Net Income (loss) - as reported	$(140,574)	$(558,837)	$(772,172)	$(678,037)
Total stock-based compensation	(247,828)	--	(275,156)	--
Pro forma net income (loss)	(388,402)	(558,837)	(1,047,328)	(678,037)
Basic and diluted net loss per share:
As reported	0.00	(0.02)	(0.02)	(0.02)
Pro forma	(0.01)	(0.02)	(0.03)	(0.02)

The assumptions used for the three and nine months ended September 2003 and 2002 are as follows:

	Three months ended September 30, 2003 (unaudited)	Three months ended September 30, 2002 (unaudited	Nine months ended September 30, 2003 (unaudited)	Nine months ended September 30, 2002 (unaudited)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	2.0%	2.0%	2.0%
Expected volatility	80%	80%	80%	80%
Expected life from vest date ( in years )	3.0	3.0	3.0	3.0

(j) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on the Company's consolidated financial position and results of operations. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3 Research and development tax credit receivable

Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, the Company is able to claim a research and development tax credit . The tax credit receivable includes amounts recognized in the Statement of Operations of $nil and $699 for the three and nine month periods ended September 30, 2003, respectively.

4 Related party transactions
(a)

On July 17, 2003, the Company's Chairman and director exercised 24,000,000 stock options with an exercise price of $0.05. The stock options vested immediately and the Company issued common stock in exchange for $1,200,000 of debt including $55,152 of convertible debt owed to this related party. No stock based compensation was recorded as the value of the stock option was considered to be equal to the consideration received for the exercise.

(b)

On July 23, 2002, the Company issued $300,000 of convertible debt to the Company's Chairman, Mr. C. Harlingten. The convertible debt bears interest at 8% per annum and is payable on demand of the holder. Accordingly, this debt has been included as a current liability. The debt is convertible into common stock at $0.25 per share for a total of 1,200,000 shares. In connection with the debt, Mr. C. Harlingten was granted warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of two years. As at September 30, 2003 the debt has been reduced by $55,152 to $244,948 (see Note 4(a)).

5 Contingent liabilities

In connection with the liquidation of THRIP Ltd on 7 May 2002, there remains ongoing investigations by the liquidators into the affairs of THRIP Ltd. The directors are unable to quantify any additional amounts which may become payable as a result of the aforementioned investigations. All amounts recognized as payable to THRIP Ltd, of $308,515, in the financial statements for the year ending December 31, 2002 and at September 30, 2003 are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd for these liabilities. The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

6 Stock options
(a)

The Company operates a non-qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. In total, 4,653,000 stock options have been granted to consultants, officers and employees of the Company. During the quarter ended September 30, 2003, 900,000 stock options were granted . These options will vest over a period of three years on a straight line and quarterly basis and have an exercise price of $1.01.

(b)

On July 17, 2003 the Board of Directors approved and granted the Chairman and director, Mr. C. Harlingten, options to purchase 24,000,000 shares of the Company's common stock with an exercise price of $0.05 per share. These options were exercised on the same day and paid for by reducing the outstanding indebtedness and convertible debt due to Mr. C. Harlingten by $1,200,000. In order to grant these options, a registration statement on Form S-8 was filed on June 30, 2003, registering 50,000,000 shares to be available for the grant of options.

7 Segment Reporting

The Company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information". The Company has only one segment for performance evaluation by the Company's chief operating decision maker, the chief executive officer. This segment is engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

8 Contractual commitments

The Company has contracted consulting and research services for the next 12 months. The Company's commitments under these contracts for the next five years and thereafter as of September 30, 2003 are as follows:

2003	$ 159,125
2004	111,125
$270,250

ITEM 2. PLAN OF OPERATIONS

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

Liquidation of THRIP Ltd

In connection with the liquidation of THRIP Ltd on May 7, 2002, there remains ongoing investigations by the liquidators into the affairs of THRIP Ltd. The directors are unable to quantify any additional amounts which may become payable as a result of the aforementioned investigations. All amounts recognized as payable to THRIP Ltd in the financial statements for the year ending December 31, 2002 and at June 30, 2003 are in dispute and the Company intends to defend vigorously any claims against Regma by the liquidators of THRIP Ltd for these liabilities. The directors are of the opinion that the likelihood of any additional amounts becoming payable to THRIP Ltd is remote.

Taxation

Regma Bio Technologies Limited operates its trade from a permanent base in the UK. As a result, the Company is able to claim a research and development tax credit . The tax credit receivable includes amounts recognized in the Statement of Operations of $nil and $699 for the three and nine month periods ended September 30, 2003, respectively.

Cash Requirements

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve-month period subsequent to September 30, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover salaries of the employees and officers of the Company, including payments to consultants, and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate financing. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with, or entered into any agreements with, pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss of $772,172 for the nine months ending September 30, 2003 and has an accumulated deficit of $2,981,924 at that date. The Company is currently reliant on the financial support of Mr. C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research and development which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. Mr. Harlingten has indicated that he has no current intention of withdrawing his financial support from the Company. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

Related Party Loans and Convertible Debt

On July 17,2003, the Company's Chairman and director exercised 24,000,000 stock options with an exercise price of $0.05. The stock options vested immediately and the Company issued common stock in exchange for $1,200,000 of debt including $55,152 of convertible debt owed to this related party. No stock based compensation was recorded as the value of the stock option was considered to be equal to the consideration received for the exercise.

On July 23, 2002, the Company issued $300,000 of convertible debt to the Company's Chairman, Mr. C. Harlingten. The convertible debt bears interest at 8% per annum and is payable on demand of the holder. Accordingly, this debt has been included as a current liability. The debt is convertible into common stock at $0.25 per share for a total of 1,200,000 shares. In connection with the debt, Mr. C. Harlingten was granted warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of two years. As at September 30, 2003 the debt has been reduced by $55,152 to $244,948.

Employees

On September 30, 2003, the Company employs the services of scientists and administration staff who were previously employed on a contract basis. There are no contracts currently in existence for former scientists. There is one contract in place for administration staff.

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

3) Capitalization of intangible assets.

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted. To date no patents have been granted, hence no amortization costs have been recorded. Additions to patent costs of $39,649 and $42,070 were made in the nine months ended September 30, 2003 and 2002, respectively. There were no disposals of patents during any of the periods.

Stock options

The Company operates a non-qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. In total, 4,653,000 stock options have been granted to consultants, officers and employees of the Company. During the quarter ended September 30, 2003, 900,000 stock options were granted . These options will vest over a period of three years on a straight line and quarterly basis and have an exercise price of $1.01.

On July 17, 2003 the Board of Directors approved and granted the Chairman and director, Mr. C. Harlingten, options to purchase 24,000,000 shares of the Company's common stock with an exercise price of $0.05 per share. These options were exercised on the same day and paid for by reducing the outstanding indebtedness and convertible debt due to Mr. C. Harlingten by $1,200,000. In order to grant these options, a registration statement on Form S-8 was filed on June 30, 2003, registering 50,000,000 shares to be available for the grant of options.

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company's Condensed Consolidated Statements of Operations because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows:

	Three months ended September 30, 2003 (unaudited)	Three months ended September 30, 2002 (unaudited)	Nine months ended September 30, 2003 (unaudited)	Nine months ended September 30, 2002 (unaudited)
Net Income (loss) - as reported	$ (140,574)	$ (558,837)	$ (772,172)	$ (678,037)
Total stock-based compensation	(247,828)	--	(275,156)	--
Pro forma net income (loss)	(388,402)	(558,837)	(1,047,328)	(678,037)
Basic and diluted net loss per share:
As reported	(0.00)	(0.02)	(0.02)	(0.02)
Pro forma	(0.01)	(0.02)	(0.03)	(0.02)

The assumptions used for the three and nine months ended September 2003 and 2002 are as follows:

	Three months ended September 30, 2003 (unaudited)	Three months ended September 30, 2002 (unaudited)	Nine months ended September 30, 2003 (unaudited)	Nine months ended September 30, 2002 (unaudited)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	2.0%	2.0%	2.0%
Expected volatility	80%	80%	80%	80%
Expected life from vest date (in years)	3.0	3.0	3.0	3.0

Contractual commitments

The Company has contracted consulting and research services for the next 12 months. The Company's commitments under these contracts for the next five years and thereafter as of September 30, 2003 are as follows:

2003	$ 159,125
2004	111,125
$ 270,250

Subsequent Events

On October 30, 2003, a Form 14C was filed with the SEC for approval to change the name of the Company to Phage genomics, Inc. The information statement was mailed or otherwise furnished to stockholders of REGMA BIO TECHNOLOGIES LIMITED, in connection with the prior receipt by the Board of Directors of approval by written consent of the holders of a majority of the Company's common stock of a proposal (the "Proposal") to approve an amendment (the "Amendment") to the Articles of Incorporation to change the name of the Company to PHAGE GENOMICS, INC.

The Board of Directors believes that it is advisable and in the best interests of the Company to change the name of the Company to more accurately reflect its business of the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases.

The information statement was first sent to stockholders on or about October 13, 2003. The Company anticipates that the amendment will become effective on or about November 3, 2003, twenty-one (21) days after mailing.

On October 31, 2003 a Form 8-K was accepted by the SEC notifying the Exchange that there had been a change in auditors from BDO Stoy Hayward, Chartered Accountants, of London, England to the new firm of Manning Elliott, Chartered Accountants of Vancouver British Columbia, Canada. The change was a result of a shift in management and research to North America.

Recent accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions did not have a material impact on the Company's consolidated financial position and results of operations. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard did not have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

ITEM 3. CONTROLS AND PROCEDURES

At September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgements against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended September 30, 2003. Subsequent to September 30, 2003 the Company disseminated an information statement to its shareholders advising them that the Company was changing its name to Phase Genomics, Inc.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits	Item Description

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(b) Reports on Form 8-K

There were no reports on Form 8-K filed in the three months ended September 30, 2003. On October 31, 2003, a Form 8-K was filed with the SEC to address the change in auditors from BDO Stoy Hayward of London, England to Manning Elliott of Vancouver, British Columbia, Canada ( refer to Subsequent Events).

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2003.

REGMA BIO TECHNOLOGIES LIMITED The "Registrant"

BY:	/s/ David J. Rooke David J. Rooke, President, Chief Executive Officer and a member of the Board of Directors

BY:	/s/ Graham R. Hughes Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors