Form 10KSB
period 2003-12-31
PHAGE GENOMICS INC
filed 2004-04-13
CIK 1084226

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30995

PHAGE GENOMICS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0232244
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

4861 Cambridge St.
Burnaby, British Columbia
Canada V5C 1H9
 (Address of principal executive offices, including zip code.)

(604) 622-6209
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]       NO [   ]

==================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2003 - $-0-.

The current market value of the common stock held by non-affiliates on March 21, 2004 was $1,478,680. There are approximately 5,914,723 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

PART I

ITEM 1.   BUSINESS.

Business Development

Phage Genomics Inc. "the Company") is a biotechnology research and development company with headquarters in Canada and an office in the United Kingdom "UK"). The Company was incorporated in the state of Nevada on January 12, 1999 as LCM Equity, Inc.

On November 5, 2001, the Company completed a share exchange pursuant to the terms of an acquisition agreement "the Agreement") with the shareholders of Regma Bio Technologies Limited, a UK corporation "Regma") whereby the Company acquired all of the issued an outstanding shares of common stock of Regma in consideration of the issuance of 25,000,000 shares of common stock of the Company.

The foregoing transaction was accounted for as a reverse acquisition of the Company by Regma by Phage. As a result, the historical financial statements of Regma prior to the acquisition became the financial statements of the Company. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of Regma. The Company's year end was changed to December 31.

On February 1, 2002, the Company changed its name to Regma Bio Technologies Limited. On On April 16, 2002, the Company's UK subsidiary changed its name from Regma Bio Technologies Limited to THRIP Ltd. On February 2, 2004 the Company changed its name to Phage Genomics , Inc.

On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. were transferred to the Company prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. The expenses incurred by THRIP Ltd. in the period from January 1, 2002 to the date of liquidation have been included in the statement of operations for the year ended December 31, 2002. THRIP Ltd is no longer consolidated with the Company and accordingly, the Company not longer has any subsidiary corporations.

Business

The Company is engaged in the business of the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases and to develop platform technologies, apply these technologies to commercial target pathogens, and to license the resulting products to pharmaceutical companies. The Company's headquarters are located at 4861 Cambridge St., Burnaby, BC, Canada and also has an office at 405 Kings Road, Suite 113, London, UK.

The Company is not sufficiently funded to allow it to complete the product development process, obtain FDA approval and market its products. The Company plans to seek additional financing through the sale of securities to investors to provide the funding necessary for commercialization, and by entering into joint ventures or licensing or similar arrangements with pharmaceutical companies. The novel methods and technology of the Company are based upon the work of the late Dr. Vladimir Pasechnik which were designed to prevent infectious disease through alternatives medicines. The Company is currently conducting pre-clinical studies on its novel TB product, and is developing a additional products.

The Company is a research and development corporation, and plans to develop its products to the point of being able to license them pharmaceutical organizations. Licenses will be executed at the time when it is most attractive to the Company. The Company plans to enter into pharmaceutical co-development and co-marketing agreements with the multinational pharmaceutical companies that have greater resources to achieve international marketing, sales and distribution of the resultant products. As of the date of this report, the Company has no products available to license. Further, there is no assurance that the Company's products will ever be approved by the FDA; that if approved, will be marketable; and, if marketable, will ever be sold.

The Company entered into a sponsored research agreement with Institut Pasteur de Lille, France, on 18 April 2002, and has continued to carry out contracted research with institutions in the USA. CNRC (Central New York Research Corporation) Syracuse, NY has carried out  further pre-clinical  research studies on behalf of the Company during the course of 2002. The Company also signed a cooperative research and development agreement in Aug 2002 relating to anthrax research with the Naval Medical Research Center (NMRC), Silver Spring, MD, USA.

Because the Company does not have any products to sell and because it has not obtained FDA approval for any of its products, it is likely that the Company will not be generating any revenues from operations for some time. It will, however, continue to expend large sums of money for research, development and FDA approval.

Product Development Plan

The Company's plan to developing a "product line" is to:

1.	Pursue an in-house research and development program.
2.	Pursue collaborative efforts with academic institutions for in-licensing and development of their discoveries.

Pursuant to the foregoing, the Company intends develop a series of pharmaceutical products. These products will be based on the development of new bacteriophage and other associated proprietary technologies for the treatment of TB. This plan is subject to FDA approval, which may never occur.

The medical community, including national and international public health agencies, have been urging and supporting the biomedical research community to expand their efforts to identify new technologies and products employing novel mechanisms of action against infectious bacteria.

The Company is now conducting preclinical trials for its anti-tuberculosis product, and is engaged in pre-clinical studies for a number of further pipeline products. It is anticipated that pre-clinical trials for its anti tuberculosis product and further products will continue during 2004.

Research and Development

The amount spent on research and development by the Company for the fiscal periods ending December 31, 2002 and 2003 was $352,857 and $624,751, respectively.

Manufacturing

Essential to the successful scale-up manufacturing of bacteriophage therapeutic products for pre-clinical and clinical testing, regulatory approval and commercial sale is the establishment of current Good Manufacturing Practices (cGMP) systems of manufacturing that will result in the reproducible manufacturing of pharmaceutical products. Phage's management have substantial expertise in the cGMP manufacturing of pharmaceutical products, and plan to have the Company's initial products manufactured by a contract manufacturer in compliance with FDA cGMP. As of the date of this report, the Company has not selected a contract manufacturer.

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
3.	New drug application (review and approval) or 510K device application; and,
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

Phase II Clinical Trials for a novel TB product are estimated to cost $3.4 million (WHO Oct 2001 The Economics of TB Drug development). At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Phage plans on partnering with a major pharmaceutical company prior to its products entering Phase III clinical trials.

The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. The final step is the post-marketing surveillance or surveys of patients being treated with the drug to determine its long-term effects. This has no effect on the marketing of the drug unless highly toxic conditions arise.

The time required to complete the above procedures averages seven years. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained, or if problems occur following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may reduce the period during which the Company will be able to exploit them. Total estimated costs of Clinical Trials for a novel TB product are US$26.7 million. The Company does not have funds for the Clinical Trials.

Competition

The Company may encounter competition from other organizations within the biotechnology arena. Any and all pharmaceutical and biotechnology companies that discover, make and/or sell antibiotic products for the treatment of bacterial infectious diseases represent competition for Phage. The competition anticipated to be faced by Phage during the discovery, development and marketing of its product line of bacteriophage therapeutic agents will be represented by a combination of elements. Competition may be encountered from the discovery and invention of new antibiotics that may be analogs or derivatives of existing antibiotics, to which antibiotic resistance genes have not yet been expressed. Competition may also come from companies with new classes of chemotherapeutic antibiotics, for which there may not yet exist antibiotic resistance mechanisms within the bacterial genome. Competition may also come from the development of novel vaccines. With regards to TB, there has not been a product introduction of any novel compound for its treatment in thirty years. The Company is not aware of any competitors seeking to produce the same products as Phage.

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

An additional UK Patent No 0205786.7 - Novel Composition was filed on March 12, 2001. PCT Patent No GB01/03625 was filed on August 10, 2001, and PCT Patent No GB01/05333 was filed on December 1, 2001.

Marketing

It is the Company's intention that joint venture partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. Currently the Company has not selected any joint venture partners and it is unlikely that any other entity will joint venture an operation with the Company.

Employees

The Company has no official employees as of December 31, 2003. A large portion of the research as well as the administrative functions are carried out by either consultants or the company directors and officers. All consultants and are required to sign and adhere to confidentiality agreements.

Risk Factors

The following are risk factors affecting the Company's operations:

  Liquidity - Need for Additional Financing. The Company will need to raise additional capital during the next twelve months. If the Company is unable to raise additional capital it will be required to curtail operations substantially. There is no assurance that the Company will be able to obtain additional capital if required or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its research and development efforts and adversely affect its results of operations.

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

  No Products for Sale. The Company expects to derive a substantial majority of its revenues from its proprietary development products through product licensing and royalty fees. The life cycle of the Company's products, if approved for marketing, is difficult to estimate in terms of current and future technological developments, competition, and other factors. Failure of the Company to successfully commercialize its products or to realize significant revenues from the products would have a material adverse effect on the financial condition of the Company. As of the date hereof, the Company does not have any products available for sale and will not have any products for sale in the near future. Further, the Company has not realized any revenues from its operations.

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

  Manufacturing. The Company lacks the facilities to manufacture any products.

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

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's administrative offices are located at 4861 Cambridge St., Burnaby, BC, Canada and at 405 Kings Road, Suite 113, London, UK . The phone number of these offices is (604) 622-6209 44 2078 233 036 respectively. The Company has a 12 month lease on 547 square feet / 50.82 square meters at the UK location. The Company leases the premises from Nestron Ltd with a monthly rent of $2,300.00 during the term of the lease, from October 1, 2003 to September 30, 2004.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc under the symbol "PHGG." Our shares began trading on September 10, 2001. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

2003	High	Low
Quarter ended
December 31	0.30	0.25
September 30	0.68	0.43
June 30	0.14	0.10
March 31	0.15	0.08

2002
Quarter ended
December 31	0.15	0.08
September 30	0.40	0.35
June 30	1.70	1.01
March 31	2.70	2.30

As of December 31, 2003 there were approximately 23 holders of record of our common shares. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

Of the 54,150,000 shares of common stock outstanding as of March 24, 2004, 48,145,338 shares were issued to the Company's officers, directors and other affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividend Policy

We have never paid any cash dividends on our common shares and at present we do not intend to pay any cash dividends in the foreseeable future. Our plan is to retain earnings, if any, to fund our future growth.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities authorized for issuance under equity compensation plans

We have two equity compensation plan. One is our Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "Regma Plan"). The Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Regma Plan includes 7,500,000 shares. As of December 31, 2003, options to purchase 4,833,000 shares had been granted of which zero options had been exercised and 3,57,854 options had vested but had not been exercised by their holders. Of the total amount of options already granted by our company, 946,001 will become exercisable within one year. Under the Regma Plan, we still have 2,667,000 options available for issuance.

The other plan is our 2003 Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "2003 Plan"). The 2003 Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The 2003 Plan includes 50,000,000 shares. As of December 31, 2003, options to purchase 24,000,000 shares had been granted and all 24,000,000 options had been exercised. Under the 2003 Plan, we still have 26,000,000 options available for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
None		0	$0	0

Equity compensation plans not approved by securities holders:
1.	Regma Non-qualified Incentive Stock Option Plan	4,833,000	$0.91	2,667,000
2.	Regma 2003 Non-qualified Incentive Stock Plan	0	$0.05	26,000,000

Total		4,833,000	$0.91	28,667,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to December 31, 2003, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover contracted costs of Company staff and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate loans. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss before income taxes of $1,179,396 and $1,233,117 for the periods ending December 31, 2002 and December 31, 2003 respectively, and has an accumulated deficit of $2,209,752 and $3,442,869 at these respective dates. The Company is currently reliant on the financial support of Caisey Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at December 31, 2003 loans were advanced to the Company by Caisey Harlingten,the balance of which was $530,473. This amount is stated net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties, with the exception of a convertible loan to the amount of $300,000 (see note 11 to the financial statements). As of the date of this filing, Caisey Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

A sum of $576,040 was loaned to the Company in the year to December 31, 2001 by an unrelated third party, of which $72,005 was repaid during the year ended December 31, 2001 at the request of the investor. This third party loan was part of the extinguishment of debt on the liquidation of THRIP Ltd. (see note 5 to the financial statements).

The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006. The Company has no expected purchases or sales of significant equipment in the foreseeable future.

The services of the scientists and administration staff who were previously employed are only to be used on a contract basis. There are no contracts currently in existence for these former scientists. There is one contract in place for administration staff.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2003. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

(2)     Research and development expenditure.

All research and development expenditure incurred has been generated internally and is written off to the income statement.

(3)     Capitalization of intangible fixed assets.

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life.

Convertible Loan

On July 23, 2002 the Company received additional financing from Caisey Harlingten in the amount of $300,000. The form of financing is a convertible debenture whereby Caisey Harlingten has the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share ( 1,200,000 shares ) , with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest is to be payable in cash. The issue of the convertible debenture creates a beneficial conversion feature to be accounted for in line with EITF 98-5 and EITF 00-27. The amount of the beneficial conversion feature will be recognised as interest expense over the life of the debt.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 is not expected to have a material impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

ITEM 7.   FINANCIAL STATEMENTS.

Phage Genomics Inc. (Formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
A Development Stage Company
Independent Auditors' Report
 _____________________________________________________________________________________________

To the Board of Directors and Stockholders of
Phage Genomics, Inc. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Phage Genomics, Inc. (a Nevada corporation) as of December 31, 2003, and the related statement of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Phage Genomics, Inc. as of December 31, 2002, and the related statement of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended and accumulated for the period from January 14, 2000 (Date of Inception) to December 31, 2002, was audited by other auditors in their report dated April 8, 2003. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements referred to above present fairly, in all material respects, the financial position of Phage Genomics, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception and will need additional financing to sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 15, 2004

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Balance Sheets
_____________________________________________________________________________________________

December 31, 2003 (audited)	December 31, 2002 (audited)
ASSETS
Current assets
Cash and cash equivalents	$18,198	$48,873
Research and development tax credit receivable	-	9,447
Sales tax receivable	28,979	21,786
Other current assets	4,000	10,142

Total current assets	51,177	90,248

Non current assets
Property and Equipment, net of accumulated depreciation of $50,252 and $63,678 respectively	43,716	85,686
Intangible assets	165,237	89,830

Total non current assets	208,953	175,516

TOTAL ASSETS	$260,130	$265,764

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Balance Sheets
________________________________________________________________________________________________

December 31, 2003 (audited)	December 31, 2002 (audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$700,485	$335,573
Accrued Liabilities	14,500	13,950
Loans payable to related parties	230,473	528,525
Convertible debt - related party	300,000	300,000
Other current liabilities	441	--

Total current liabilities	1,245,899	1,178,048

Contingencies and Commitments ( Notes 1 and 11 )

Stockholders' deficit
Common stock $0.001 par value, 200,000,000 shares authorized; 54,150,000 and 30,150,000 shares issued and outstanding, respectively	54,150	30,150
Additional Paid in Capital	2,525,709	1,337,126
Deferred Stock Compensation	(2,196)	--
Accumulated other comprehensive loss	(120,563)	(69,808)
Deficit accumulated in the development stage	(3,442,869)	(2,209,752)
Total stockholders' deficit	(985,769)	(912,284)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$260,130	$265,764

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Statements of Operations
 ___________________________________________________________________________________________

	Year Ended December 31, 2003 (audited)	Year Ended December 31, 2002 (audited)	Period from January 14,2000 (inception) to December 31, 2003 (audited)
Revenue	$-	$-	$-
Selling, General & Admin	473,651	425,278	1,395,581
Research & Development	624,751	501,892	1,713,218
Depreciation	58,346	75,629	221,840
Impairment Loss on Assets	66,681	-	66,681
Stock Based Compensation	10,387		10,387
Loss from Operations	(1,233,816)	(1,002,799)	(3,407,707)
Other Income	699	228,636	229,335
Interest Income		2,056	52,807
Interest Expense	-	(300,000)	(300,000)
Loss before Income tax	(1,233,117)	(1,072,107)	(3,425,565)
Income tax benefit (expense)	-	(107,289)	12,837
Net Loss	(1,233,117)	(1,179,396)	(3,412,728)
Net Loss per Share - Basic and Diluted	(0.03)	(0.04)
Weighted Average Shares Outstanding	40,427,000	30,150,000

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Statements of comprehensive loss
 _______________________________________________________________________________________

Year Ended December 31, 2003 (audited)	Year Ended December 31, 2002 (audited)	Period from Inception, January14,2000 to December 31, 2003 (audited)

Net loss	$(1,233,117)	$(1,179,396)	(3,412,728)

Foreign currency translation adjustment	(50,755)	(70,248)	(120,563)

Comprehensive loss	$(1,283,872)	(1,249,644)	(3,533,291)

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Statements of changes in stockholders' deficit
 ______________________________________________________________________________________________

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other Comprehensive income/loss	Deferred Stock Compensation	Accumulated Deficit	Total
		$	$	$	$	$	$
Issuance of common stock on January, 2000 (recapitalized)	25,000,000	25,000	--	--	--	(24,999)	1

Effect of foreign currency translation	--	--	--	3,059	--	--	3,059

Net loss for period ending December 31, 2000	--	--		--	--	(235,028)	(235,028)

Balance, December 31, 2000	25,000,000	25,000	--	3,059	--	(260,027)	(231,968)

Issuance of shares in reverse merger	5,150,000	5,150		--	--	(5,150)	--

Effect of foreign currency translation	--	--	--	(2,619)	--	--	(2,619)

Net loss for period ending December 31, 2001	--	--	--	--	--	(765,179)	(765,179)

Balance December 31, 2001	30,150,000	30,150	--	440	--	(1,030,356)	(999,766)

Capital Contribution	--	--	1,037,126	--	--	--	1,037,126

Beneficial conversion feature associated with convertible debt	--	--	300,000	--	--	--	300,000

Effects of foreign currency translation	--	--	--	(70,248)	--	--	(70,248)

Net loss for period ending December 31, 2002	--	--	--	--	--	(1,179,396)	(1,179,396)

Balance December 31, 2002	30,150,000	30,150	1,337,126	(69,808)	-	(2,209,752)	(912,284)

Debt exchanged for common shares	24,000,000	24,000	1,176,000		--		1,200,000

Effects of foreign currency translation	--	--	--	(50,755)	--	--	(50,755)

Deferred Stock Compensation	--	--	12,583	--	(12,583)	--	--

Amortization of Deferred Stock compensation	--	--	--	--	10,387	--	10,387

Net loss for period ending December 31, 2003	--	--	--	--	--	(1,233,117)	(1,233,117)

Balance December 31, 2003	54,150,000	54,150	2,525,709	(120,563)	(2,196)	(3,442,869)	(985,769)

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Statements of Cash Flows
__________________________________________________________________________________________________________

Year Ended December 31, 2003 (audited)	Year Ended December 31, 2002 (audited)	Period from January 14, 2000 (inception) to December 31,2003 (audited)

Cash flows from operating activities
Net loss	$(1,233,117)	$(1,179,396)	$(3,412,728)
Adjustments reconciling loss to net cash used in operating activities
Gain on extinguishment of debt Stock-based Compensation Impairment Loss Amortization of debt discount Depreciation	-- 2,196 66,681 -- 58,346	(228,636) 6,157 - 300,000 75,629	(228,636) 16,750 66,681 300,000 221,840
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities Other current assets	355,126 5,950	(106,972) 115,219	378,395 (21,974)
Net cash used in operating activities	(744,818)	(1,017,999)	(2,679,672)
Cash flows from investing activities
Cash paid for property and equipment Cash paid for intangible assets	(53,757) (75,407)	(13,933) (59,047)	(272,550) (175,550)
Net cash used in investing activities	(129,164)	(72,980)	(448,080)
Cash flows from financing activities
Issuance of stock for cash Loan received from related party Loan received from third party Loan repaid to related party Loan repaid to third party	-- 884,335 -- --	-- 732,490 -- -- --	1 3,192,686 576,040 (446,958) (72,005)
Net cash provided by financing activities	884,335	732,490	3,249,764
Effect of foreign currency exchange rate changes on cash	(41,028)	(19,485)	(103,814)
Net change in cash and cash equivalents	(30,675)	(377,974)	18,198
Cash and cash equivalents at beginning of period	48,873	426,847	--
Cash and cash equivalents at end of period	18,198	48,873	18,198
Non-Cash Financing Activities Issuance of common shares for debt Supplemental disclosures of cash flow information	1,200,000		1,200,000
Cash received during the period for:
Interest Income taxes	$	-- --	$	-- --	$50,751 --

(The accompanying notes are an integral part of the financial statements)

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements

  The company

  Phage Genomics,Inc was originally incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the UK in May 2000 as Regma Bio Technologies Limited "Regma"). The name change to Phage Genomics, Inc occurred on February 2, 2004 .

  On November 2, 2001, Regma entered into an acquisition agreement "the Agreement") with L.C.M. Equity, Inc. "L.C.M."). It was agreed that L.C.M. would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma.The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

  The acquisition was accounted for as a reverse acquisition of L.C.M. by Regma. As a result, the historical financial statements of Regma prior to the acquisition became the financial statements of the Company. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of Regma.

  On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. "the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd. On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. Further details are provided in note 5 to this filing. The trade and non-liquid assets of THRIP Ltd. were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption.

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

  The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The company recorded losses of $1,179,396 and $1,233,117 for the periods ended December 31, 2002 and December 31, 2003 respectively and has an accumulated deficit of $2,209,752 and $3,442,869 at these respective dates. The Company is currently reliant on the financial support of Mr C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  The company (continued)

  Management is fully aware of the substantial risks relating to its going concern status. Being a US Company quoted on the OTC Bulletin Board gives Phage access to the US markets as a means of raising additional funds. Caisey Harlingten has confirmed that he has no current intention of withdrawing his financial support from the Company.

  Significant accounting policies

  (a)   Property and equipment

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

  (d)   Revenue recognition

  Revenues will be recognised in accordance with the principles of SAB104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of December 31, 2002 no revenue had been generated by the Company.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Significant accounting policies (continued)

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

  Transactions in foreign currencies are recorded using the rate of exchange prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange prevailing at the balance sheet date and the gains or losses on translation are included in the statement of operations.

  The average exchange rates during the periods ended December 31, 2002 and December 31, 2003, and the exchange rates in effect as at December 31, 2002 and December 31, 2003 were as follows:

UK sterling
Average exchange rates
Year ended December 31, 2002	0.6656
Year ended December 31, 2003	0.6116
Closing exchange rate
December 31, 2002	0.6212
December 31, 2003	0.5625

  (f)   Cash equivalents

  For purposes of the statement of cash flows, the Company considers all investments with an original maturity of three months or less to be a cash equivalent. Due to the short-term nature of these investments, the recorded values approximate fair value.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Significant accounting policies (continued)

  (g)   Use of Estimates

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

  (h)   Financial instruments

  Financial instruments held by the Company consist of cash and cash equivalents, sales tax receivable, accounts payable and accrued liabilities and related party debt as disclosed in notes 3 and 7. The fair value of these instruments approximate cost due to either short maturity or terms similar to those available to similar companies in the open market. The fair value of the beneficial conversion feature attached to the convertible debt is discussed in note 7 to these financial statements.

  (i)   Start-up costs

  Pursuant to AICPA Statement of Position 98-5, "Reporting on the costs of start-up activities", all costs incurred in the organization and start-up of the Company have been expensed.

  (j)   Research and development

  All research and development expenditure during the period has been generated internally and written off to the income statement.

  (k)   Provision for taxes

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

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Significant accounting policies (continued)

  (l)   Recent accounting pronouncements

  In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 is not expected to have a material impact on the Company's financial statements.

  In May 2003, the Financial Accounting Standards Board "FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Significant accounting policies (continued)

  (l)   Recent accounting pronouncements (continued)

  In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position was not material.

  FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

  (m)   Reclassifications

  Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

  (n)   Stock-Based Compensation

  The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company's Statements of Operations because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant.

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

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Significant accounting policies (continued)

  (n)   Stock-Based Compensation (continued)

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

	Year ended December 31, 2003 (audited)	Year ended
Net Income (loss) - as reported	$ (1,233,117)	$ (1,179,396)
Total stock-based compensation expense determined under fair value based method, net of tax	(193,463)	(37,880)
Pro forma net income (loss)	(1,426,580)	(1,217,276)
Basic earnings (loss) per share:
As reported	(0.03)	(0.04)
Pro forma	(0.04)	(0.04)
Diluted earnings (loss) per share:
As reported	(0.03)	(0.04)
Pro forma	(0.04)	(0.04)

The assumptions used are as follows:

	Year ended December 31, 2003 (audited)	Year ended December 31, 2002 (audited)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	2.0%
Expected volatility	80%	80%
Expected life from vest date ( in years )	3.0	3.0

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Related party transactions

  Caisey Harlingten, Chairman of the Company, has made advances to the Company in the form of loans, of which the balance owed to Mr.Harlingten at December 31, 2003 was $530,473. A portion of this loan ($300,000) is in the form of a convertible debenture and is explained in more detail in note 7. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment date. During the year, the Company incurred management fees of $250,000 for the services of Mr Harlingten. This fee was not paid in cash but was reflected in an increase in the loan due to the director.

  Mr G Hughes, Principal Financial Officer of the Company, received $15,700 in management fees during the year ended December 31, 2003.

  Fixed assets, net

December 31, 2003 $	December 31, 2002 $
Fixed assets consist of: Office furniture and fittings Machinery and equipment Leasehold improvements	24,820 41,414 27,734	24,820 96,790 27,734
	93,968	149,364
Less: Accumulated depreciation	(50,252)	(63,678)
	43,716	85,686

  At December 31, 2003 an adjustment was made to record impairment losses on certain capital assets of the Company. These assets included laboratory equipment located in the Porton Down research centre in the UK and also a software system that was located in the London office. The laboratory equipment was not being used and had been in storage during the current year. This equipment had a cost of $114,481 and accumulated depreciation of $74,455. The software system was acquired in late 2003 at a cost of $26,655 but was abandoned as it did not provide the desired service for which it was intended. The impairment loss recorded for these assets amounted to $40,026 for the laboratory equipment and $26,655 for the software system.

  The total depreciation charge for the periods ending December 31, 2002 and December 31, 2003 was $75,629 and $58,346 respectively.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
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

  As a result of the placement into CVL, the appointed liquidator had the duty to sell or otherwise realize assets and liquidate or settle the liabilities of THRIP Ltd. The assets and liabilities were therefore outside the control of the Company and commencing from May 7, 2002 onwards, THRIP Ltd activity was no longer consolidated with Regma.

  Loss per Share calculation

  The stock options were not included in the calculation of earnings per share because their affect would be anti-dilutive. The total number of stock options granted is 4,833,000. There are an additional 1,200,000 shares that could be realized from the convertible loan (see note 7) and a 2 year warrant for a further 1,200,000 shares.

  Convertible Loan

  On July 23, 2002 the Company received additional financing from Caisey Harlingten in the amount of $300,000. The form of financing was a convertible debenture whereby Caisey Harlingten had the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest was to be payable in cash. The issue of the convertible debenture created a beneficial conversion feature which was accounted for in accordance with EITF 98-5 and EITF 00-27. The fair value of the warrants was determined using a Black Scholes Model. The beneficial conversion feature was valued at $396,000 which was greater than the value of the debt. As a result, the debt discount was restricted to the value of the debt at $300,000.

  As the debt can be recalled immediately by Caisey Harlingten, the full value of the debt discount has been expensed to the income statement as interest in the year to December 31, 2002.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Stock Options

  A summary of the Company's stock option activity is as follows:

Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001 Options granted Options exercised Options cancelled	- 2,953,000 - -	- 0.84 - -
Balance, December 31, 2002 Options granted Options exercised Options cancelled	2,953,000 1,880,000 - -	0.84 1.01 - -
Balance, December 31, 2003	4,833,000	0.91
Exercisable at end of year	3,572,854	0.86

  Additional information regarding options outstanding as at December 31, 2003 is as follows:

Outstanding	Exercisable

Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.50	1,000,000	1.0	0.50	1,000,000	0.50
1.01	3,833,000	2.36	1.01	2,572,854	1.01

	4,833,000	2.36	0.80	3,572,854	0.87

  The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during the year was $0.11. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended December 31, 2003, as the Company had a net loss.

  Segment Reporting

  The Company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information". The company has only one segment which is engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

PHAGE GENOMICS INC. (formerly Regma Bio Technologies Ltd.)
(A Development Stage Company)

Notes to the financial statements (continued)
  Income Taxes

  The Company did not have taxable income for the periods ended December 31, 2002 and December 31, 2003 and, therefore, does not have any current income tax expense.

  At December 31, 2002 and December 31, 2003, the significant components of the Company's deferred income tax asset are as follows:

	December 31, 2002	December 31, 2003
	$	$
Timing differences on fixed assets	4,329	--
Net operating loss carry forwards	236,213	925,576
Less: Valuation allowance	(240,452)	(925,576)
Net deferred income tax asset	--	--

  A full valuation allowance has been recorded against all the losses carried forward which arose only within the UK and do not expire, subject to certain conditions and agreements by the UK Inland Revenue.

  Contractual Commitments

  The Company leases facilities under operating leases. The Company's commitments under the non-cancellable portion of all operating leases for the next five years and thereafter as of December 31, 2003 are as follows:

$
2004 2005 2006 2007 2008	25,600 - - - -
25,600

  The rent expense for the years ended December 31, 2003 and December 31, 2002 was $38,025 and $75,134 respectively.

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

On October 13, 2003, the Company notified BDO Stoy Hayward, Chartered Accountants and Registered Auditors ("BDO"), its independent public accountant, that it was terminating their services, effective as of that date. The Company's Board of Directors approved such decision.

The reports of BDO Stoy Hayward on the financial statements of the Company for the past two fiscal years ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope, or accounting principle but were modified so as to uncertainty related to the Company's ability to continue as a going concern.

During the two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

The Company requested BDO Stoy Hayward to furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO Stoy Hayward agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of this letter, dated October 31, 2003, was filed as Exhibit 16.1 to the Company's Form 8-K.

On October 13, 2003, the Company engaged Manning Elliott, Chartered Accountants ("Manning"), as its independent public accountants. The Company did not previously consult with Manning regarding any matter, including but not limited to:

*	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or
*

any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

The Company elected to change auditors primarily due to the Company's management team now operating in North America and, as such, believed it was impractical to continue to use auditors based in the United Kingdom.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Name	Age	Position

Caisey Harlingten	56	Chairman of the Board of Directors and Chief Executive Officer

Richard Honour	64	Chief Science Officer and a member of the Board of Directors

Graham Hughes	54	Secretary/Treasurer, Chief Financial Officer and a member of the Board Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer, Director and Significant Employee Biographies:

Caisey Harlingten, Chairman of the Board of Directors, President and Principal Executive Officer

Since November 2001, Mr. Harlingten has been the chairman of the board of directors, president and principal executive officer. Since January 2000, Mr. Harlingten has been chairman of the board of directors of Regma Bio Technologies Ltd, the Company's UK subsidiary corporation, located at London UK and Porton Down Science Park, UK, engaged in the business of research and development of novel therapeutic agents against infectious diseases. From January 1995 to December 1998, Mr. Harlingten was founder of Nanovation Technologies Inc., Delaware, formerly Integrated Optics Inc., which was engaged in the business of nanotechnology research and development. Mr. Harlingten's duties at Nanovation Technologies Inc. were financial investment management. From January 1998 to March 2000, Mr. Harlingten was founder and chairman of Phage Therapeutics Inc., a company located in Bothell, Washington, which was engaged in the business of bacteriophage product research and development. Mr. Harlingten's duties at Phage Therapeutics Inc.were those of chairman of the board of directors.

Richard C. Honour, Ph.D., Chief Science Officer, Director.

Dr. Honour has served as the Company's Chief Science Officer and a member of the board of directors since October 2003. From April 1997 to June 2002, he was president and CEO of Phage Therapeutics, Inc., Bothell, Washington, a corporation that is not affiliated with the Company. From September 1995 to April 1997 he worked as biotechnology analyst with the investment banking firm of Chanen & Co., Seattle, Washington. From September 1991 to September 1995 he was executive vice president of pharmaceutical development with Cytran Corporation, Kirkland, Washington. He was president and CEO of MicroProbe Corporation, Bothell, Washington, from October 1985 to October 1990. MicroProbe is engaged in the business of DNA analysis. From September 1983 to October 1985, Dr. Honour was President & CEO of ZymoGenetics, Seattle, Washington. ZymoGenetics is engaged in the business of genetic engineering .From September 1973 to September 1983, Dr. Honour was executive director of a National Cancer Institute-sponsored cancer clinical trials research program at the University of Southern California (USC), School of Medicine, Los Angeles, California. He also held a faculty appointment at USC. Dr. Honour's career and experience have focused on management of the discovery and development of diagnostic and therapeutic products for human infectious diseases and cancer. He earned a Ph.D. from the University of California in 1972, with a specialty in microbiology.

Graham Hughes, Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors.

Since November 2001, Mr. Hughes has been Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors of Regma Biotechnologies Ltd formerly L.C.M. Equity Inc., Nevada. Since January 1995, Mr. Hughes has been Professor of Accountancy at the British Columbia Institute of Technology (BCIT), Vancouver British Columbia, Canada.

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

Compliance with Section 16 (a) of the Exchange Act

Based upon a review of filings made with the SEC, all officers and directors are in compliance with their reporting obligations under section 16(a) of the Securities Exchange Act of 1934 with the exception of Dr. Honour who has not filed a Form 3 which was due on his appointment as an officer and director of the Company.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our officers, directors and significant employees during the last three fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

The following table sets forth the compensation paid to our officers, directors and significant employees during the last three fiscal years.. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Caisey Harlingten [1] Chairman	2003 2002 2001	0 0 0	0 0 0	250,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. David Rooke [1] President (Resigned)	2003 2002 2001	0 17,653 32,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Graham Hughes [1] Chief Financial Officer	2003 2002 2001	15,700 22,536 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Richard Honour Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Pablo Bifani, Chief Scientific Officer (Resigned)	2003 2002 2001	0 9,766 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. David West, Chief Scientific Officer (Resigned)	2003 2002 2001	0 0 43,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Paul Ricaud, Product Development Officer (Resigned)	2003 2002 2001	0 0 27,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dr. Vladimir Pasechnik, (deceased)	2003 2002 2001	0 0 67,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Brian McAlister President & Director (resigned 11/2001)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Lisa Zumpano Secretary/Treasurer & Director (resigned 11/2001)	2003 2002 2001	0 0 18,639	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
John Donaldson Director (resigned 11/2001)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of each officer and director and each holder of 5% or more of the Company's common stock as of December 31, 2003.

Name and Address of owner	Number of Shares	Position	Percent of Shares

Caisey Harlingten 136 St Christopher St Valetta Malta VLT 11	20,000,000	Chairman of the Board of Directors, President and Chief Executive Officer	66.33%

Richard Honour 19211 64th Place NE Kenmore, WA 98028-3380	0	Member of the Board of Directors	0.00%

Graham Hughes 4861 Cambridge St Burnaby, BC Canada V5C 1H9	0	Secretary, Treasurer, Chief Financial Officer and a member sof the Board of Directors	0.00%

All officer and directors as a group (3 persons)	20,000,000		66.33%

Estate of Vladimir	5,000,000		16.58%

Brian McAlister[1] 7225 Blenheim St Vancouver, BC Canada V6N 1S2	2,100,000		6.63%

[1]  Includes 100,000 shares owned by Mr. McAlister's wife, Lisa Zumpano.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On October 17, 2003, the Company filed a Form 8-K with the Commission disclosing a change of its auditors from BDO Stoy Haywood to Manning Elliott, Chartered Accountants.

On October 31, 2003, the Company amended the October 17, 2003 Form 8-K.

On December 22, 2003, the Company filed a Form 8-K with the Commission. The Form 8-K disclosed the Company's change of name from Regma Bio Technologies Limited to Phage Genomics, Inc.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30995 on July 7, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation of L.C.M. Equity, Inc.
3.2	Bylaws of L.C.M. Equity, Inc.
3.3	Articles of Incorporation of Uscribble.
4.1	Specimen Stock Certificate.

The following Exhibits are incorporated herein by reference from the Registrant's Form 8-K Current Report filed with the Securities and Exchange Commission, on November 13, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
10.1	Acquisition Agreement

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB Registration Statement filed with the Securities and Exchange Commission, on April 1, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

3.4	Amended Articles of Incorporation
99.1	Lease - Kings Road
99.2	Lease - Porton Down

The following exhibits are incorporated by reference from the Registrant's Form S-8 filed with the Commission on April 10, 2002, SEC file No. 333-85984:

Exhibit No.	Description
5.1	Opinion of Conrad C. Lysiak, regarding the legality of the securities registered under this Registration Statement.
10.1	Nonqualified Stock Option Plan.
23.1	Consent of BDO Stoy Hayward, Independent Auditors.
23.2	Consent of Conrad C. Lysiak, Attorney at Law

The following exhibits are incorporated by reference from the Registrant's Form S-8 filed with the Commission on June 30, 2003, SEC file No. 333-106624:

Exhibit No.	Description
5.1	Opinion of Conrad C. Lysiak, regarding the legality of the securities registered under this Registration Statement.
10.1	2003 Nonqualified Stock Option Plan.
23.1	Consent of BDO Stoy Hayward, Independent Auditors.
23.2	Consent of Conrad C. Lysiak, Attorney at Law

The following exhibits are incorporated by reference from the Company's Form 8-K filed witht he Commission on December 22, 2003

3.1	Amended Articles of Incorporation

The following exhibits are filed with this report:

14.1	Code of Ethics

23.1	Consent of Independent Auditors

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter

99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	$ 12,500	Manning Elliott
2002	$ nil	Manning Elliott
2003	$ 13,669	BDO Stoy Hayward
2002	$ 36,892	BDO Stoy Hayward

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	$ 2,500	Manning Elliott
2002	$ nil	Manning Elliott
2003	$ 9,113	BDO Stoy Hayward
2002	$ 40,091	BDO Stoy Hayward

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	$ nil	Manning Elliott
2002	$ nil	Manning Elliott
2003	$ nil	BDO Stoy Hayward
2002	$ 5,000	BDO Stoy Hayward

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	$ nil	Manning Elliott
2002	$ nil	Manning Elliott
2003	$ nil	BDO Stoy Hayward
2002	$ nil	BDO Stoy Hayward

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2004.

PHAGE GENOMICS, INC. the "Registrant"

By:	/s/ Caisey Harlingten
Caisey Harlingten President and Principal Executive Officer

By:	/s/ Graham R. Hughes
Graham R. Hughes Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Caisey Harlingten Caisey Harlingten	Chairman of the Board of Directors, President and Principal Executive Officer	04/12/2004
_________________________ Richard Honour	Member of the Board of Directors	04/12/2004
/s/ Graham Hughes Graham Hughes	Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors	04/12/2004