Form 10QSB
period 2004-03-31
PHAGE GENOMICS INC
filed 2004-05-17
CIK 1084226

========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No.: 000-30995

PHAGE GENOMICS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4861 Cambridge Street
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

PART I.

ITEM 1. FINANCIAL STATEMENTS

Phage Genomics Inc.
(A Development Stage Company)
March 31, 2004
Index
Part I Financial Information	-2-
Item 1 Financial Statements	-2-
Balance Sheets	-3-
Statements of Operations	-4-
Statements of Cash Flows	-5-
Notes to the Financial Statements	-6-
Item 2. Plan of Operation	-13-
Item 3. Controls and Procedures	-17-
Part II Other Information	-17-
Item 1. Legal Proceedings	-17-
Item 2. Changes in Securities and Use of Proceeds	-17-
Item 3. Defaults upon Senior Securities	-17-
Item 4. Submission of Matters to a Vote of Security Holders	-18-
Item 5. Other Information	-18-
Item 6. Exhibits and Reports on Form 8-K	-18-
Signatures	-19-

Phage Genomics Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2004 $	December 31, 2003 $
	(unaudited)	(audited)
ASSETS
Current Assets

Cash and cash equivalents	18,717	18,198
Sales tax receivable	--	28979
Other current assets	5,531	4
Total Current Assets	24,248	51,177

Property and Equipment, net of accumulated depreciation of $30,552 and $50,252 respectively	27,404	43,716

Intangible Assets	169,775	165,237
Total Assets	221,427	260,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	732,017	700,485
Accrued liabilities	15,457	14,500
Loans payable to related parties	343,403	230,473
Convertible debt - related party	300,000	300,000
Other current liabilities	--	441
Total Current Liabilities	1,390,877	1,245,899
Contingencies and Commitments (Note 1)

Stockholders' Deficit

Common stock $0.001 par value, 200,000,000 shares authorized; 54,150,000 shares issued and outstanding, respectively	54,150	54,150
Additional Paid-in Capital	2,525,709	2,525,709
Deferred Stock Compensation	--	(2,196)
Accumulated other comprehensive loss	(156,096)	(120,563)
	2,423,763	2,457,100
Deficit Accumulated During the Development Stage	(3,593,213)	(3,442,869)
Total Stockholders' Deficit	(1,169,450)	(985,769)
Total Liabilities and Stockholders' Deficit	221,427	260,130

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	January 14, 2000	For the Three Months Ended March 31,
	(Date of Inception)
	to March 31,
	2004 $	2004 $	2003 $
Revenue	--	--	--
Selling, General and Administrative	1,427,247	31,666	32,070

Research and Development	1,824,187	110,969	21,795

Depreciation	227,353	5,513	14,872

Impairment Loss on Assets	66,681	--	--

Stock Based Compensation	12,583	2,196	--
Loss from Operations	(3,558,051)	(150,344)	(68,737)

Other Income	282,142	--	--

Interest Expense	(300,000)	--	--
Loss Before Income tax	(3,575,909)	(150,344)	(68,737)

Income Tax Benefit	12,837	--	322
Net Loss	(3,563,072)	(150,344)	(68,415)
Net Loss Per Share - Basic and Diluted		(0.003)	0.002
Weighted Average Shares Outstanding		54,150,000	30,150,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

For the three months ended March 31,
	2004 $	2003 $

Cash Flows From Operating Activities

Net loss	(150,344)	(68,415)

Adjustments reconciling net loss to net cash used in operating activities
Depreciation	5,513	15,725
Stock based compensation	2,196	--

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	32,050	(21,026)
Other current assets	27,448	23,272
Net Cash Used In Operating Activities	(83,137)	(50,444)
Cash Flows From Investing Activities

Cash paid for intangible assets	(4,448)	(12,334)
Net Cash Used in Investing Activities	(4,448)	(12,334)
Cash Flows From Financing Activities

Loan received from related party	112,930	28,456
Net Cash Provided By Financing Activities	112,930	28,456
Effect of foreign currency exchange rate changes on cash	(24,826)	(573)
Increase (decrease) in cash and cash equivalents	519	(34,895)

Cash and cash equivalents at beginning of period	18,198	48,873
Cash and cash equivalents at end of period	18,717	13,978

Supplemental Disclosures
Interest paid	--	--
Income taxes paid	--	--

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

1. Company Background

Phage Genomics, Inc was originally incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the UK in May 2000 as Regma Bio Technologies Limited ("Regma"). The name change to Phage Genomics, Inc occurred on February 2, 2004.

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

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The company has a working capital deficiency of $1,366,629 and has an accumulated deficit of $3,593,213 as of March 31, 2004. The Company is currently reliant on the financial support of Mr C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is fully aware of the substantial risks relating to its going concern status. Being a US Company quoted on the OTC Bulletin Board gives Phage access to the US markets as a means of raising additional funds. Caisey Harlingten has confirmed that he has no current intention of withdrawing his financial support from the Company.

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

2. Summary of Significant Accounting Principles

a) Cash equivalents

The Company considers all investments with an original maturity of three months or less to be a cash equivalent. Due to the short-term nature of these investments, the recorded values approximate fair value.

b) Use of estimates

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

c) Long-lived assets

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

d) Revenue recognition

Revenues will be recognized in accordance with SAB 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of March 31, 2004 the Company had generated no revenue.

e) Foreign currency translation and transactions

The functional currency of the Company is the UK pound sterling and the reporting currency is the US Dollar. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year-end. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income. Transactions in foreign currencies are recorded using the rate of exchange prevailing at the date of the transaction and the gains or losses on translation are included in the statement of operations.

The average and closing exchange rates during the three-month period ended March 31, 2004 and year ended December 31, 2003, were as follows:
UK Sterling
Average exchange rates
Quarter ended March 31, 2004	0.5449
Year ended December 31, 2003	0.6116
Closing exchange rate
Quarter ended March 31, 2004	0.5477
Year ended December 31, 2003	0.5625

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

f) Property and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. For all fixed assets with the exception of leasehold improvements, this is calculated at 25% per annum and a full year of depreciation is charged in the year of acquisition.

g) Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

h) Financial instruments

Financial instruments held by the Company consist of cash and cash equivalents, sales tax receivable, accounts payable and accrued liabilities and loans to related parties. The fair values of these financial instruments were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

i) Start-up costs

Pursuant to AICPA Statement of Position 98-5, "Reporting on the costs of start-up activities", all costs incurred in the organization and start-up of the Company have been expensed.

j) Research and development

All research and development expenditures during the period have been generated internally and charged to operations.

k) Provision for taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No 109 "Accounting for Income Taxes". Under this approach, deferred income taxes are recorded to reflect the tax consequences of future periods of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the 'more likely than not' standard imposed by SFAS No 109 to allow recognition of such an asset.

l) Recent accounting pronouncements

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

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

l) Recent accounting pronouncements (continued)

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

m) Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

n) Stock-based compensation

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

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

n) Stock-based compensation (continued)
	March 31, 2004 (unaudited) $	March 31, 2003 (unaudited) $

Net Income (loss) -- as reported	(150,344)	(68,415)
Add: Stock-based compensation included in net-loss -- as reported	2,196	--
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(28,125)	--
Pro forma net income (loss)	(176,273)	(68,415)
Basic earnings (loss) per share:
As reported	(0.003)	(0.002)
Pro forma	(0.003)	(0.002)
Diluted earnings (loss) per share:
As reported	(0.003)	(0.002)
Pro forma	(0.003)	(0.002)

The assumptions used are as follows:

	March 31, 2004 (unaudited)	March 31, 2003 (unaudited)
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	2.0%
Expected volatility	80%	80%
Expected life from vest date (in years)	3.0	3.0

o) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Related party transactions

a) Caisey Harlingten, Chairman of the Company, has made advances to the Company in the form of loans, of which the balance owed to Mr. Harlingten at March 31, 2004 was $643,403. This amount includes $112,930, which was loaned to the Company during the quarter ended March 31, 2004. A portion of the loan ($300,000) is in the form of a convertible debenture and is explained in more detail in note 7. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment date.

b) The Principal Financial Officer of the Company, received $4,400 in management fees during the quarter ended March 31, 2004 (2003: $4,400).

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

4. Fixed assets, net

	March 31, 2004 $ (unaudited)	December 31, 2003 $ (audited)
Machinery and equipment	23,885	23,885
Office furniture and fittings	34,071	37,280
Leasehold improvements	--	32,803
	57,956	93,968
Less: Accumulated depreciation	30,552	50,252
	27,404	43,716

During the quarter ended March 31, 2003, fully amortized leasehold improvements of $32,803 were written-off.

At December 31, 2003 the Company recorded impairment losses on certain capital assets of the Company. These assets included laboratory equipment located in the Porton Down research centre in the UK and also a software system that was located in the London office. The laboratory equipment was not being used and had been in storage during the current year. This equipment had a cost of $114,481 and accumulated depreciation of $74,455. The software system was acquired in late 2003 at a cost of $26,655 but was abandoned as it did not provide the desired service for which it was intended. The impairment loss recorded for these assets as of December 31, 2003 amounted to $40,026 for the laboratory equipment and $26,655 for the software system.

5. Liquidation of THRIP Ltd.

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

6. Loss per Share calculation

The Company has a total of 4,833,000 stock options outstanding that were not included in the calculation of earnings per share because their effect would be anti-dilutive. There are an additional 1,200,000 shares that could be realized from the convertible loan (see note 7) and a 2 year warrant for a further 1,200,000 shares.

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited)

7. Convertible Loan

On July 23, 2002 the Company received additional financing from Caisey Harlingten in the amount of $300,000. The form of financing was a convertible debenture whereby Caisey Harlingten had the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest was to be payable in cash. The issue of the convertible debenture created a beneficial conversion feature, which was accounted for in accordance with EITF 98-5 and EITF 00-27. The fair value of the warrants was determined using a Black Scholes Model. The beneficial conversion feature was valued at $396,000, which was greater than the value of the debt. As a result, the debt discount was restricted to the value of the debt at $300,000.

As Caisey Harlingten can recall the debt immediately, the full value of the debt discount was charged to operations during the year ended December 31, 2002.

8. Comprehensive loss

	March 31, 2004 $ (unaudited)	March 31, 2003 $ (unaudited)	Period from Inception January 14, 2000 to March 31, 2004 $ (unaudited)
Net loss	(150,344)	(68,415)	(3,563,072)
Foreign currency translation adjustment	(35,533)	15,755	(156,096)
Comprehensive loss	(185,877)	(52,660)	(3,719,168)

9. Segment Reporting

The Company has adopted SFAS No 131 "Disclosures About Segments of an Enterprise and Related Information". The company has only one segment, which is engaged in scientific research and development in the field of biotechnology. All information presented in these financial statements relates to this one segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Phage Genomics, Inc. ("Phage") is a biotechnology research and development company. Phage was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases. Phage was formed to develop platform technologies, apply these technologies to commercial target pathogens, and license the resulting products to pharmaceutical companies.

The Company was formerly known as Regma Bio Technologies Ltd ("Regma") and was incorporated under the laws of England and Wales on January 14, 2000, and commenced operations in the UK in May 2000. Regma subsequently completed a share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), a Nevada Corporation, on November 2, 2001 to become a reporting company with the Securities and Exchange Commission.

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

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, entered into creditors voluntary liquidation. The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. No material assets remained within THRIP Ltd at the date of liquidation other than an intercompany debtor from Regma of approximately $30,000. The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to March 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover contracted costs of Company staff and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate loans. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss before income taxes of $68,415 and $150,344 for the three month periods ending March 31, 2003 and March 31, 2004 respectively, and has an accumulated deficit of $2,278,167 and $3,593,213 at these respective dates. The Company is currently reliant on the financial support of Caisey Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at March 31, 2004 the total amount of loans advanced to the Company by Caisey Harlingten was $643,403. This amount is stated net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties, with the exception of a convertible loan in the amount of $300,000 (see note 7 to the financial statements). As of the date of this filing, Caisey Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

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

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 1 of the Quarterly Report on Form 10-QSB as at March 31, 2004. Our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

All research and development expenditures incurred have been generated internally and are charged to operations.

3) Capitalization of intangible assets.

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life.

Convertible Loan

On July 23, 2002 the Company received additional financing from Caisey Harlingten in the amount of $300,000. The form of financing is a convertible debenture whereby Caisey Harlingten has the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest is to be payable in cash. The issue of the convertible debenture creates a beneficial conversion feature to be accounted for in line with EITF 98-5 and EITF 00-27. The amount of the beneficial conversion feature will be recognized as interest expense over the life of the debt.

Stock Options

The Company has two equity compensation plan. One is the Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "Regma Plan"). The Plan provides for the issuance of stock options for services rendered to the Company. The board of directors has authority to determine the terms and conditions of the options. The Regma Plan includes 7,500,000 shares. As of March 31, 2004, options to purchase 4,833,000 shares had been granted of which zero options had been exercised and 3,834,521 options had vested but had not been exercised by their holders. Of the total amount of options already granted by the company, 541,667 will become exercisable within one year. Under the Regma Plan, we still have 2,667,000 options available for issuance.

The other plan is the 2003 Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "2003 Plan"). The 2003 Plan provides for the issuance of stock options for services rendered to the Company. The board of directors has authority to determine the terms and conditions of the options. The 2003 Plan includes 50,000,000 shares. As of March 31, 2004, options to purchase 24,000,000 shares had been granted and all 24,000,000 options had been exercised. Under the 2003 Plan, we still have 26,000,000 options available for issuance.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's controls subsequent to the date of that evaluation, and no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed in the three months ended March 31, 2004.

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 2004.

PHAGE GENOMICS, INC. the "Registrant"

BY:	/s/ Caisey Harlingten Caisey Harlingten, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Graham R. Hughes Graham R. Hughes, Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors