Form 10QSB
period 2004-06-30
PHAGE GENOMICS INC
filed 2004-08-16
CIK 1084226

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No.: 000-30995

PHAGE GENOMICS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4861 Cambridge Street
Burnaby, British Columbia
Canada V5C 1H9
 (Address of principal executive offices, including zip code.)

(604) 622-6209
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

===================================================================================

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

The current market value of the common stock held by non-affiliates on June 30, 2004 was $ 1,301,239. There are approximately 5,914,723 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

The number of shares outstanding of the issuer's common stock as of July 31, 2004: 54,150,000

PART I.

ITEM 1.   FINANCIAL STATEMENTS

Phage Genomics Inc.
(A Development Stage Company)
June 30, 2004

Phage Genomics Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash and cash equivalents	13,915	18,198
Sales tax receivable	704	28,979
Other current assets	3,398	4,000

Total Current Assets	18,017	51,177

Property and Equipment, net of accumulated depreciation of $33,736 and
$50,252, respectively	3,867	43,716

Intangible Assets	169,775	165,237

Total Assets	191,659	260,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	780,301	700,485
Accrued liabilities	4,571	14,500
Loans payable to related parties	372,863	230,473
Convertible debt - related party	300,000	300,000
Other current liabilities	-	441

Total Current Liabilities	1,457,735	1,245,899

Contingencies (Note 1)

Stockholders' Deficit

Common stock $0.001 par value, 200,000,000 shares authorized; 54,150,000
shares issued and outstanding	54,150	54,150
Additional Paid-in Capital	2,525,709	2,525,709
Deferred Compensation	-	(2,196)
Accumulated other comprehensive loss	(142,687)	(120,563)

	2,437,172	2,457,100

Deficit Accumulated During the Development Stage	(3,703,248)	(3,442,869)

Total Stockholders' Deficit	(1,266,076)	(985,769)

Total Liabilities and Stockholders' Deficit	191,659	260,130

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	January 14, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Six Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-			-	-

Selling, General and Administrative	1,437,914	10,667	314,556	42,333	332,645

Research and Development	1,900,095	75,908	234,557	186,877	258,174

Depreciation	230,812	3,459	14,070	8,972	30,186

Impairment Loss on Assets	86,683	20,002	-	20,002	-

Stock-Based Compensation	12,583	-	-	2,196	10,593

Loss from Operations	(3,668,087)	(110,036)	(563,183)	(260,380)	(631,598)

Other Income	282,142	-	-	-	-

Interest Expense	(300,000)	-	-	-	-

Loss Before Income tax	(3,685,945)	(110,036)	(563,183)	(260,380)	(631,598)

Income Tax Benefit	12,837	-	-	-	-

Net Loss	(3,673,108)	(110,036)	(563,183)	(260,380)	(631,598)

Net Loss Per Share - Basic and Diluted		-	-	-	(0.02)

Weighted Average Shares Outstanding		54,150,000	30,150,000	54,150,000	30,150,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	Six Months Ended
	June 30,
	2004	2003
	$	$

Cash Flows From Operating Activities

Net loss	(260,380)	(631,598)

Adjustments reconciling net loss to net cash used in operating activities
Depreciation	8,972	31,249
Stock based compensation	2,196	10,593
Impairment Loss	20,002	-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	69,446	194,868
Other current assets	30,271	21,692

Net Cash Used In Operating Activities	(129,493)	(373,196)

Cash Flows From Investing Activities

Cash paid for intangible assets	(4,538)	(24,035)

Net Cash Used in Investing Activities	(4,538)	(24,035)

Cash Flows From Financing Activities

Loan received from related party	142,390	353,875

Net Cash Provided By Financing Activities	142,390	353,875

Effect of foreign currency exchange rate changes on cash	(12,642)	(2,403)

Decrease in cash and cash equivalents	(4,283)	(45,759)

Cash and cash equivalents at beginning of period	18,198	48,873

Cash and cash equivalents at end of period	13,915	3,114

Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

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

  The accompanying financial statements have been prepared assuming the company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The company has a working capital deficiency of $1,439,718 and has an accumulated deficit of $3,703,248 as of June 30, 2004. The Company is currently reliant on the financial support of Mr C. Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

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

  d)     Revenue recognition
  Revenues will be recognized in accordance with SAB 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of June 30, 2004 the Company had generated no revenue.

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

  The average and closing exchange rates during the three-month period ended June 30, 2004 and year ended December 31, 2003, were as follows:

UK
Sterling
Average exchange rates
Quarter ended June 30, 2004	0.5532
Year ended December 31, 2003	0.6116
Closing exchange rate
Quarter ended June 30, 2004	0.5534
December 31, 2003	0.5625

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

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

  l)     Recent accounting pronouncements
  In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

  m)     Reclassifications
  Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

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

	For the three months		For the six months
	ended June, 30		ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

Net Income (loss) - as reported	(110,036)	(563,183)	(260,380)	(631,598)
Add: Stock-based compensation included in net-loss -
as reported	-	10,593	2,196	10,593
Deduct: Total stock-based compensation expense
determined under fair value based method, net of tax	(28,125)	(27,328)	(56,250)	(27,328)
Pro forma net income (loss)	(138,1651)	(579,918)	(314,434)	(648,333)
Basic earnings (loss) per share:
As reported	-	(0.02)	-	(0.02)
Pro forma	-	(0.02)	-	(0.02)
Diluted earnings (loss) per share:
As reported	-	(0.02)	-	(0.02)
Pro forma	-	(0.02)	-	(0.02)

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Summary of Significant Accounting Principles (continued)

  n)     Stock-based compensation (continued)

  The assumptions used are as follows:

	June 30,	June 30,
	2004	2003
	(unaudited)	(unaudited)

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	2.0%
Expected volatility	80%	80%
Expected life from vest date (in years)	3.0	3.0

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

  Related party transactions

  Caisey Harlingten, Chairman of the Company, has made advances to the Company in the form of loans, of which the balance owed to Mr. Harlingten at June 30, 2004 was $672,863. This amount includes $29,460, which was loaned to the Company during the quarter ended June 30, 2004. A portion of the loan ($300,000) is in the form of a convertible debenture and is explained in more detail in note 7. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment date.

  The Principal Financial Officer of the Company, received $4,400 in management fees during the quarter ended June 30, 2004 (2003: $4,400).

Phage Genomics Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

  Fixed assets, net

	June 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)

Machinery and equipment	-	23,885
Office furniture and fittings	33,721	37,280
Leasehold improvements	-	32,803

	33,721	93,968

Less: Accumulated depreciation	29,854	50,252

	3,867	43,716

  Additional impairment losses of $20,002 on laboratory equipment were recorded in the quarter ended June 30, 2004. This laboratory equipment had become obsolete to the research process during this quarter. At December 31, 2003 the Company recorded impairment losses on certain property and equipment of the Company. These assets included laboratory equipment located in the Porton Down research centre in the United Kingdom and also a software system that was located in the London office. The laboratory equipment was not being used and had been in storage during the current year. This equipment had a cost of $114,481 and accumulated depreciation of $74,455. The software system was acquired in late 2003 at a cost of $26,655 but was abandoned as it did not provide the desired service for which it was intended. The impairment loss recorded for these assets as of December 31, 2003 amounted to $40,026 for the laboratory equipment and $26,655 for the software system.

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
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited)

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

  Comprehensive loss

			Period from
			Inception
			January 14, 2000
	June 30,	June 30,	to March 31,
	2004	2003	2004
	$	$	$
	(unaudited)	(unaudited)	(unaudited)

Net loss	(260,380)	(631,598)	(3,673,108)

Foreign currency translation adjustment	13,409	(33,995)	(142,687)

Comprehensive loss	(246,971)	(665,593)	(3,815,795)

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

On May 7, 2002, THRIP Ltd, the 100% subsidiary undertaking of Regma Bio Technologies Limited, entered into creditors' voluntary liquidation. The trade and assets of THRIP Ltd were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption. No material assets remained within THRIP Ltd at the date of liquidation other than an intercompany debtor from Regma of approximately $30,000. The balance outstanding on the loans from Mr C Harlingten and the third party investor to the Company, remained on the balance sheet of THRIP Ltd at the date of liquidation.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to June 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be $360,000. This is to cover contracted costs of Company staff and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate loans. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a loss before income taxes of $563,183 and $110,036 for the three month periods ending June 30, 2003 and June 30, 2004 respectively, and has accumulated losses of $2,841,350 and $3,673,108 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at June 30, 2004 total loans advanced to the Company by Mr C Harlingten were $672,863. This amount is stated net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties, with the exception of a convertible loan to the amount of $300,000 (see note 7 to the financial statements). As of the date of this filing, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

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

(2)     Research and development expenditure.

All research and development expenditure incurred have been generated internally and have been charged to operations.

(3)     Capitalization of intangible assets.

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life.

Convertible Loan

On July 23, 2002 the Company received additional financing from Mr C Harlingten in the amount of $300,000. The form of financing is a convertible debenture whereby Mr C Harlingten has the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share ( 1,200,000 shares ), with a 2 year warrant for the same number of shares exercisable at $0.35 per share. The interest is to be payable in cash. The issue of the convertible debenture creates a beneficial conversion feature to be accounted for in line with EITF 98-5 and EITF 00-27. The amount of the beneficial conversion feature was recognized as interest expense over the life of the debt.

Stock Options

The Company has two equity compensation plan. One is the Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "Regma Plan"). The Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Regma Plan includes 7,500,000 shares. As of June 30, 2004, options to purchase 4,833,000 shares had been granted of which zero options had been exercised and 3,925,771 options had vested but had not been exercised by their holders. Of the total amount of options already granted by the company, 110,833 will become exercisable within one year. Under the Regma Plan, we still have 2,667,000 options available for issuance.

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

Contractual Commitments

The Company leases facilities under operating leases. The Company's commitments under the non-cancelable portion of all operating leases for the next five years and thereafter as of December 31, 2003 are as follows:

$
2004	17,066
2005	-
2006	-
2007	-
2008	-
17,066

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

ITEM 3.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended June 30, 2004.

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

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

(b)   Report on Form 8-K

There were no reports on Form 8-K filed in the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 12th day of August, 2004.

PHAGE GENOMICS, INC. the "Registrant"

BY:	/s/ Caisey Harlingten
Caisey Harlingten, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Graham R. Hughes
Graham R. Hughes, Secretary/Treasurer, Principal Financial Officer and a member of the Board of Directors