Form 10QSB
period 2004-09-30
PHAGE GENOMICS INC
filed 2004-11-10
CIK 1084226

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR
QUARTERLY REPORT ENDED September 30, 2004

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for
transition period from

Commission file number: 000-30995

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2003 - $-0-.

The current market value of the common stock held by non-affiliates on September 30, 2004 was $1,242,092. There are approximately 5,914,723 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

The number of shares outstanding of the issuer's common stock as of September 30, 2004: 54,150,000

PART I.

ITEM 1.     Financial Statements.

Phage Genomics Inc.
(A Development Stage Company)
September 30, 2004

Phage Genomics Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current Assets

Cash and cash equivalents	12,480	18,198
Sales tax receivable	228	28,979
Other current assets	1,702	4,000

Total Current Assets	14,410	51,177

Property and Equipment, net	2,570	43,716

Intangible Assets	169,775	165,237

Total Assets	186,755	260,130

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	781,597	700,485
Accrued liabilities	9,050	14,500
Loans payable to related parties	379,622	230,473
Convertible debt - related party	300,000	300,000
Other current liabilities	-	441

Total Current Liabilities	1,470,269	1,245,899

Contingencies and Commitments (Note 1)

Stockholders' Deficit

Common stock $0.001 par value, 200,000,000 shares authorized;
54,150,000 shares issued and outstanding, respectively	54,150	54,150
Additional Paid-in Capital	2,525,709	2,525,709
Deferred Stock Compensation	-	(2,196)
Accumulated other comprehensive loss	(144,761)	(120,563)

Deficit Accumulated During the Development Stage	(3,718,612)	(3,442,869)

Total Stockholders' Deficit	(1,283,514)	(985,769)

Total Liabilities and Stockholders' Deficit	186,755	260,130

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Accumulated from
	January 14, 2000	For the		For the
	(Date of Inception)	Three Months Ended		Nine Months Ended
	to September 30,	September 30,		September 30,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-			-	-

Selling, General and Administrative	1,450,256	12,342	35,866	54,675	368,511

Research and Development	1,900,095	-	91,952	186,877	350,126

Depreciation	233,833	3,021	12,756	11,993	42,942

Impairment Loss on Assets	86,683	-	-	20,002	-

Stock Based Compensation	12,583	-	-	2,196	10,593

Loss from Operations	(3,683,450)	(15,363)	(140,574)	(275,743)	(772,172)

Other Income	282,142	-	-	-	-

Interest Expense	(300,000)	-	-	-	-

Loss Before Income tax	(3,701,308)	(15,363)	(140,574)	(275,743)	(772,172)

Income Tax Benefit	12,837	-	-	-	-

Net Loss	(3,688,471)	(15,363)	(140,574)	(275,743)	(772,172)

Comprehensive Loss (Note 9)	(3,833,232)	(17,437)	(139,087)	(264,408)	(804,680)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.03)

Weighted Average Shares Outstanding		54,150,000	30,150,000	54,150,000	30,150,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)
	For the
	Nine Months Ended
	September 30,
	2004	2003
	$	$
Cash Flows From Operating Activities

Net loss	(275,743)	(772,172)

Adjustments reconciling net loss to net cash used in operating activities
Depreciation	11,993	42,249
Stock based compensation	2,196	10,593
Impairment Loss	20,002	-

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	63,671	132,417
Other current assets	32,443	7,425

Net Cash Used In Operating Activities	(145,438)	(578,795)

Cash Flows From Investing Activities

Cash paid for property and equipment	-	(23,578)
Cash paid for intangible assets	(4,538)	(39,649)

Net Cash Used in Investing Activities	(4,538)	(63,227)

Cash Flows From Financing Activities

Loan received from related party	149,149	598,810

Net Cash Provided By Financing Activities	149,149	598,810

Effect of foreign currency exchange rate changes on cash	(4,891)	(1,302)

Decrease in cash and cash equivalents	(5,718)	(44,514)

Cash and cash equivalents at beginning of period	18,198	48,873

Cash and cash equivalents at end of period	12,480	4,359

Non-Cash Financing Activities:
Issuance of common shares for debt	-	1,200,000
Supplemental Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Phage Genomics, Inc was originally incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the United Kingdom ("UK") in May 2000 as Regma Bio Technologies Limited ("Regma"). The Company's name change to Phage Genomics, Inc. occurred on February 2, 2004.

On November 2, 2001, Regma entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("LCM"). It was agreed that LCM would issue to the owner of Regma 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Regma. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Regma holding a majority interest in the combined entity.

Regma accounted for the acquisition as a reverse acquisition of LCM As a result, the historical financial statements of Regma prior to the acquisition became the financial statements of the Company. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of Regma.

On February 1, 2002, LCM changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the United States, and the UK subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the UK subsidiary changed its name to THRIP Ltd. On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation (See Note 5). The trade and non-liquid assets of THRIP Ltd. were transferred to Regma Bio Technologies Limited prior to the liquidation, in order that the trade of the group could be continued as normal and without interruption.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company has a working capital deficiency of $1,455,859 and has an accumulated deficit of $3,718,612 as of September 30, 2004. The Company is currently reliant on the financial support of Mr. Harlingten, the President and Chairman of the Board and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is fully aware of the substantial risks relating to its going concern status. The Company is quoted on the OTC Bulletin Board under the trading symbol PHGG.OB. The Company's President, Mr. Harlingten, has confirmed that he has no current intention of withdrawing his financial support from the Company.

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies
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

Revenues will be recognized in accordance with SAB 104 when there is persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of September 30, 2004 the Company had generated no revenue.

	e)	Foreign currency translation and transactions

The functional currency of the Company is the UK pound sterling and the reporting currency is the US Dollar. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the period-end. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded within other comprehensive income or loss. Transactions in foreign currencies are recorded using the rate of exchange prevailing at the date of the transaction and the gain or loss on translation is included in the statement of operations.

		The average and closing exchange rates during the three-month period ended September 30, 2004 and year ended December 31, 2003, were as follows:
			UK
			Sterling
		Average exchange rates
		Quarter ended September 30, 2004	0.5498
		Year ended December 31, 2003	0.6116
		Closing exchange rate
		Quarter ended September 30, 2004	0.5428
		December 31, 2003	0.5625

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Property and equipment

These items are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. For all property and equipment, with the exception of leasehold improvements, this is calculated at 25% per annum with a full year depreciation charged in the year of acquisition.

	g)	Intangible assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the patents legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

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
Pursuant to AICPA Statement of Position 98-5, "Reporting on the costs of start-up activities", all costs incurred in the organization and start-up of the Company have been charged to operations.
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

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
	m)	Reclassifications
		Certain reclassifications have been made to the prior period's financial statements to conform to the current year's presentation.
	n)	Stock-based compensation

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

			For the three months ended		For the nine months ended
			September 30,		September 30,
			2004	2003	2004	2003
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
			$	$	$	$

		Net loss - as reported	(15,363)	(140,574)	(275,743)	(772,172)
		Add: Stock-based compensation included in
		net-loss - as reported	-	-	2,196	10,593
		Deduct: Total stock-based compensation
		expense determined under fair value based
		method, net of tax	(28,125)	(247,828)	(84,375)	(285,749)

		Pro forma net loss	(43,488)	(388,402)	(357,922)	(1,047,328)

		Basic and diluted loss per share:
		As reported	-	-	(0.01)	(0.03)
		Pro forma	-	(0.01)	(0.01)	(0.03)

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)
	n)	Stock-based compensation (continued)
	The assumptions used are as follows:
		September 30,
		2004	2003
		(unaudited)	(unaudited)
	Expected dividend yield	0.0%	0.0%
	Risk-free interest rate	2.0%	2.0%
	Expected volatility	80%	80%
	Expected life from vest date (in years)	3.0	3.0
	o)	Interim Financial Statements

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

Mr. Harlingten, President and Chairman of the Board of the Company and majority stockholder, has made advances to the Company in the form of loans. The balance owed to Mr. Harlingten at September 30, 2004 was $679,622. This amount includes $6,759, which was loaned to the Company during the quarter ended September 30, 2004. A portion of the loan, amounting to $300,000, is in the form of a convertible debenture. Refer to Note 7. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment date.

	The Principal Financial Officer of the Company received $4,400 in management fees during the quarter ended September 30, 2004 (2003: $4,400).

4.	Property and Equipment
		September 30,	December 31,
		2004	2003
		$	$
		(unaudited)	(audited)
	Machinery and equipment	-	23,885
	Office furniture and fittings	33,776	37,280
	Leasehold improvements	-	32,803
		33,776	93,968
	Less: Accumulated depreciation	31,206	50,252
		2,570	43,716

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

4.	Property and Equipment (continued)

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

The Company has a total of 4,833,000 stock options outstanding that were not included in the calculation of earnings per share because their effect would be anti-dilutive. There are an additional 1,200,000 shares that could be realized from the convertible loan (see Note 7) and a two year warrant for a further 1,200,000 shares.

7.	Convertible Loan

On July 23, 2002 the Company received $300,000 from Mr. Harlingten by way of a convertible debenture whereby Mr. Harlingten had the option of calling the debt in the future with interest of 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a two year warrant for the same number of shares exercisable at $0.35 per share. The interest was to be payable in cash. The issue of the convertible debenture created a beneficial conversion feature, which was accounted for in accordance with EITF 98-5 and EITF 00-27. The fair value of the warrants was determined using the Black-Scholes Model. The beneficial conversion feature was valued at $396,000, which was greater than the value of the debt. As a result, the debt discount was restricted to the value of the debt at $300,000. As Mr. Harlingten can recall the debt immediately, the full value of the debt discount was charged to operations during the year ended December 31, 2002.

Phage Genomics Inc.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(unaudited)

8.	Stock Options

The Company operates a non-qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. The Company has granted a total of 4,833,000 stock options to consultants, officers and employees of the Company. During the nine month period ended September 30, 2004, the Company did not grant any stock options.

9.	Comprehensive Loss

	The Company's accumulated other comprehensive loss consists of the net unrealized gains or losses on foreign currency translation adjustments.

		Period from Inception	For the		For the
		January 14, 2000	Three Months Ended		Nine Months Ended
		to September 30,	September 30,		September 30,
		2004	2004	2003	2004	2003
		$	$	$	$	$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

	Net loss	(3,688,471)	(15,363)	(140,574)	(275,743)	(772,172)

	Foreign currency
	translation adjustment	(144,761)	(2,074)	1,487	11,335	(32,508)

	Comprehensive loss	(3,833,232)	(17,437)	(139,087)	(264,408)	(804,680)

10.	Segment Reporting

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

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to September 30, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be $360,000. This is to cover contracted costs of Company staff and all expenses necessary to complete the research and development work in which the Company is currently engaged. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate loans. The Company also intends to establish a collaborative relationship with either a pharmaceutical or biotechnological company which could result in the generation of royalty payments to the Company. As of the date hereof, the Company has not initiated any discussions with or entered into agreements with any pharmaceutical or biotechnological companies. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a Net Loss of $140,574 and $15,363 for the three month periods ending September 30, 2003 and September 30, 2004, respectively, and has an accumulated deficit of $2,981,924 and $3,718,612 at these respective dates. The Company is currently reliant on the financial support of Mr C Harlingten, the chairman and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The Company, being a development stage enterprise, is currently undertaking research which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at September 30, 2004 loans advanced to the Company by Mr C Harlingten,totalled $679,622. This amount is stated net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties, with the exception of a convertible loan in the amount of $300,000 (see note 7 to the financial statements). As of the date of this filing, Mr C Harlingten has stated that he has no current intention of withdrawing his financial support from the Company. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

The Company's research and development goal is to produce a range of novel treatments for infectious diseases. It is anticipated that the Company will have a range of new products at an advanced stage of development by the end of 2006. The Company does not expect significant capital expenditures or Sales Revenue in the foreseeable future.

The services of the scientists and administration staff who were previously employed are only to be used on a contract basis. There are no contracts currently in existence for these former scientists. There is one contract in place for administration staff.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2003. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Stock Options

The Company has two equity compensation plan. One is the Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "Regma Plan"). The Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Regma Plan includes 7,500,000 shares. As of September 30, 2004, options to purchase 4,833,000 shares had been granted of which zero options had been exercised and 3,953,771 options had vested but had not been exercised by their holders. Of the total amount of options already granted by the company, 110,833 will become exercisable within one year. Under the Regma Plan, we still have 2,667,000 options available for issuance.

The other plan is the 2003 Regma Bio Technologies Limited Nonqualified Stock Option Plan (the "2003 Plan"). The 2003 Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The 2003 Plan includes 50,000,000 shares. As of September 30, 2004, options to purchase 24,000,000 shares had been granted and all 24,000,000 options had been exercised . Under the 2003 Plan, we still have 26,000,000 options available for issuance.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended September 30, 2004.

ITEM 5.     OTHER INFORMATION - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Report on Form 8-K

There were no reports on Form 8-K filed in the three months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 6th day of November, 2004.

PHAGE GENOMICS, INC
the "Registrant"

BY:	/s/ Caisey Harlingten
Caisey Harlingten, President, Chief Executive Officer and a member of the Board of Directors

BY:	/s/ Graham R. Hughes
Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors