Form 10KSB
period 2004-12-31
PHAGE GENOMICS INC
filed 2005-04-15
CIK 1084226

====================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

======================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2004 - $-0-.

The current market value of the common stock held by non-affiliates on April 14, 2005 was $11,564,500. There are approximately 11,450,000 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

PART I

ITEM 1. BUSINESS.

Background

Phage Genomics Inc. ("Phage" or "the Company") was formerly a biotechnology research and development company with headquarters in Canada and an office in the UK. The Company is considered to be a development stage company as defined by Statement of Financial Accounting Standard No. 7.The company was previouslyly known as Regma Bio Technologies Ltd and was incorporated under the laws of England and Wales on January 14, 2000, and commenced operations in the UK in May 2000.

On November 2, 2001, Phage entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."). It was agreed that L.C.M. would issue to the owner of Phage 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Phage. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Phage holding a majority interest in the combined entity.

The acquisition was accounted for as a reverse acquisition of L.C.M. by Phage. As a result, the historical financial statements of Phage prior to the acquisition became the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of Phage. The year end of the registrant was changed to December 31.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited. On February 2, 2004 the parent company changed its name to Phage Genomics , Inc.

On February 11, 2005 the company announced that it was in the process of reorganization and changing its focus from biotechnology research and development to becoming a mineral exploration company. The company has negotiated an option on 3200 acres of Bureau of Land Management (BLM) mining claims just south of Searchlight Nevada. The intent of the 2005 exploration work program is to drill exploratory holes, take samples and determine if there is mineralized material on the property. Budget for this work is projected at $800,000.

Business Development

Phage entered into an agreement dated February 10, 2005 ( the "Approval Date") with the owners of 20 mineral claims (the "Properties") to acquire their interests in a mineral exploration property located in southern Nevada, the Searchlight Project. The claimants hold the title until the option is exercised. There is no gross revenue or net revenue until the option is exercised. Once the option is exercised the company has all of the interest.

Option Agreement

Under the terms of the agreement, Phage issued to the owners of each of the 20 claims, 35,000 shares of Phage on the Approval Date. On the year anniversary of the Approval Date for three years (2006-2008), Phage, at its option, will issue the claim owners an additional 35,000 shares per year for a total of 140,000 shares per claim. Once all 140,000 shares have been issued to the claimant then the title to the claim will be transferred to Phage. Upon the issuance of the total 140,000 shares, the claimant will have no right, title, or interest in the property and the property will have vested in Phage. Phage agrees to use all reasonable commercial efforts to try and develop the properties. Under the agreement, Phage will have the right to enter the Properties for all purposes including the right to prospect, explore, develop, trench, strip, excavate, test pit, sample and conduct any and all exploration and development activities for the purpose to determine the mineral or metal content of the property and the right to remove from the property all such materials and minerals as it deems necessary to properly test, explore or develop the property.

Phage agrees during the time of the Option Agreement to pay all payments to maintain the Properties in good standing in regard to all regulatory and government payments and perform all annual assessment work required by law to hold the Properties. The properties are unencumbered, that is there are no claims,liens, charges or liabilities against the property. The company has not performed any work on the property and once exploration begins, the company cannot guarantee that a commercially viable mineral deposit exists on the property until exploration is completed and a comprehensive economic evaluation is concluded.

Phage also agreed to reimburse Mr. Ian Matheson (Matheson) and his related companies approximately $85,000 for previous exploration expenses that were advanced to the Project. Ian Matheson became a director and officer of Phage on February 10, 2005 and will be paid a remuneration to be determined by the Board of Phage. Matheson and associated companies have a 25.625% net interest in the 20 claims of this agreement.

Claims

All claims must be annually renewed on September 1st. The following is a list of the twenty claims along with the relevant name and serial number:

Claim no.	Name		Serial Number (Nevada Mineral Claim - NMC)

1	P.V.Red	#11	791232
2	"	#12	791233
3	"	#13	791234
4	"	#14	791235
5	Rio Raga	300	600834
6	"	301	600835
7	"	302	600836
8	"	303	600837
12	"	307	600841
14	"	309	600843

17	"	312	600846
18	"	313	600847
9	"	304	600838
10	"	305	600839
11	"	306	715676
13	"	308	600842
15	"	310	699996
16	"	311	699997
19	PV Brown	193	854993
20	PV Brown	301	854994

In order to maintain the claim, Phage must pay a fee of US$100 per year. The claim can be renewed indefinitely and must be paid by the first of September each year.

Location and Access

The Searchlight Project is a 3,200 acre property located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. Access is by vehicle from Highway 95. The Project is made up of 20 contiguous 160 acre BLM mining claims.

Property Geology

The Searchlight Project is located over a north-south basin of alluvial fill at the contact between Miocene Searchlight quartz monzonites and Miocene mafic/felsic volcanics. Outcrops of basement Precambrian gneiss in the area, indicates that considerable uplift has occurred. Interpretation of the historic geologic data indicates that a major east-west Fracture Zone, some six miles wide, cross-cuts the basin fill underlying the Project area.

Proposed Exploration Work

The intent of the 2005 exploration work program is to drill 22 exploratory holes and test and develop a 40 acre pit determine if there is mineralized material on the property. The drill rig will be rented and drillers will be employed to do the drilling. Independent geologists and engineers will be engaged to certify the work. Budget for this work is projected at $800,000. There are insufficient funds at present in the company to pay for this exploration program Funds will be raised for the exploration program by selling shares in the company through a private placement or an underwriting.

Employees.

The Company has no official employees as of December 31, 2004. There are no pension, health, annuity or insurance plans for individuals at present, however, the company may acquire such plans in the future. Mr Matheson, the President, will be responsible for the administrative functions. The company will use the services of subcontractors for manual labour exploration work on the properties and also for surveying, exploration and drilling. The subcontractors will determine the number of individuals needed for the various exploration activities. The company will also hire independent geologists and engineers as independent contractors as required.

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

2. Dependence Upon Key Personnel. The Company relies greatly in its efforts on the services and expertise of its key officers and consultants, such as the Chairman, President, counsel and officers and directors.

3. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost. Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities. We were incorporated in 1999 and since November, 2001 were engaged in the business of biotechnology research and development. In February 2005 we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4,003,182. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We may not guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

5. Because the majority of our officers and directors do not have technical training or experience in exploring for, starting, and operating a mine, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease exploration activity which will result in the loss of your investment. Because the majority of our officers and directors are inexperienced with exploring for, starting, and operating a mine, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. The majority of our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration activities, earnings and ultimate financial success could suffer irreparable harm due to certain of management's lack of experience in this industry. As a result we may have to suspend or cease exploration activities which will result in the loss of your investment.

6. We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activities which result in the loss your investment. We have no known ore reserves. Without ore reserves, we cannot generate income and if we cannot generate income we will have to cease exploration activities which will result in the loss of your investment.

7. If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment. We are in the very early exploration stage and need the proceeds from our offering to continue our exploration activity. Since there is no minimum and no refunds on sold units, you may be investing in a company that will not have the funds necessary to continue its exploration activities. If that occurs we will have to delay exploration activities or cease our exploration activities which will result in the loss of your investment.

8. Because we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment. Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

9. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activities. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

10. Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activities, our exploration activities may be sporadic which may result in periodic interruptions or suspensions of exploration. Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our exploration activities, our exploration activities may be sporadic and occur at times which are convenient to our officers and directors. As a result, exploration of our property may be periodically interrupted or suspended.

11. Because we have may unable to meet property payment obligations or be able acquire necessary mining licenses, we may lose interests in our exploration properties. The agreements pursuant to which we acquired our interests in properties provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the properties, and thus would realize no benefit from its exploration activities on the properties.

12. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment. The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of our properties has a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. Although we carry liability insurance with respect to our mineral exploration operations, we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards against which we cannot insure or against which we may elect not to insure. There are also physical risks to the exploration personnel working in the rugged terrain of China, often in poor climate conditions. Previous mining operations may have caused environmental damage at certain of our properties. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective.

If any of our properties is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

13. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our properties into production and you may lose your investment. We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place mineral deposit properties into production.

14. Because there is a limited public trading market for our common stock, you may not be able to resell your stock. There is currently a limited public trading market for our common stock on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PHGG." Therefore there you may have difficulty reselling your shares.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative offices are located at 4861 Cambridge St., Burnaby, BC, Canada. The mineral property (the Searchlight Project) is a 3,200 acre property located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. Access is by vehicle from Highway 95. The Project is made up of 20 contiguous 160 acre BLM mining claims.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

At December 31, 2004, the Company had 24 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities are traded over-the-counter on the Bulletin Board ("OTC BB") operated by the National Association of Securities Dealers, Inc. under the symbol "PHGG". The table shows the high and low bid of the Company's common stock for each quarter during the years ended December 31, 2003 and 2004. L.C.M. Equity, Inc. was first listed on the OTC BB on September 10, 2001.

Quarter ended
	High Bid	Low Bid
March 31, 2003	$ 0.15	$ 0.08
June 30, 2003	$ 0.14	$ 0.10
September 30, 2003	$ 0.68	$ 0.43
December 31, 2003	$ 0.30	$ 0.25
March 31, 2004	$ 0.30	$ 0.25
June 30, 2004	$ 0.60	$ 0.40
September 3, 2004	$ 0.25	$ 0.20
December 31, 2004	$ 0.25	$ 0.20

These quotations reflect inter-dealer prices, without retail markdown or commission, and may not represent actual transactions.

Of the 54,150,000 shares of common stock outstanding as of April 14, 2005, 42,700,000 shares were issued to the Company's officers, directors and other affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Stock Options

The Company operates a non-qualified stock option plan under which options are granted to consultants, officers and employees of the Company. Under this stock option plan, 7,500,000 options are available for grant. As of December 31, 2004, options to acquire 3,833,000 shares of common stock were outstanding. The options were granted to consultants, officers and employees of the Company. These options will vest over a period of three years on a straight line, quarterly basis. All of these options have an exercise price of $1.01.

On July 17, 2003 the Board of Directors approved and granted the Chairman and director, Mr C Harlingten, options to purchase 24,000,000 shares of the Company's common stock with an exercise price of $0.05 per share. These options were exercised on the same day and paid for by reducing the outstanding indebtedness and convertible debt due to Mr C Harlingten by $1,200,000. In order to grant these options, a registration statement on Form S-8 was filed on June 30, 2003, registering 50,000,000 shares to be available for the grant of options.

The Company has determined the fair value of the options issued to consultants, based on a Black Scholes Model calculation and in accordance with Statement of Financial Accounting Standard No.123. The total fair value of the options at December 31, 2004 was $143,036 of which $2,196 was charged to operations in the current year

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
None		0	$0	0

Equity compensation plans not approved by securities holders:
1.	Regma Non-qualified Incentive Stock Option Plan	3,833,000	$1.01	2,667,000
2.	Regma 2003 Non-qualified Incentive Stock Plan	0	$0.05	26,000,000

Total		3,833,000	$1.01	28,667,000

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

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

Based upon a review of filings made with the SEC, all officers and directors are in compliance with their reporting obligations under section 16(a) of the Securities Exchange Act of 1934 with the exception of Ian Matheson who has not filed a Form 3 which was due on his appointment as an officer and director of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Phage Genomics Inc. ("Phage" or "the Company") was formerly a biotechnology research and development company with headquarters in Canada and an office in the UK. The company was formerly known as Regma Bio Technologies Ltd and was incorporated under the laws of England and Wales on January 14, 2000, and commenced operations in the UK in May 2000.

On November 2, 2001, Phage entered into an acquisition agreement ("the Agreement") with L.C.M. Equity, Inc. ("L.C.M."). L.C.M. Equity, Inc. was incorporated under the laws of the state of Nevada on January 12, 1999. L.C.M. disposed of its remaining operations as a condition of, and prior to, the reverse merger between Regma and L.C.M. Equity Inc., on November 2, 2001. It was agreed that L.C.M. would issue to the owner of Phage 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of Phage. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of Phage holding a majority interest in the combined entity. As a result of the share exchange agreement with L.C.M. Equity Inc. ("L.C.M."), Regma became a reporting company with the Securities and Exchange Commission.

The acquisition was accounted for as a reverse acquisition of L.C.M. by Phage. As a result, the historical financial statements of Phage prior to the acquisition became the financial statements of the registrant, being L.C.M. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of Phage. The year end of the registrant was changed to December 31.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. ("the Company"). From this date, both the parent company in the USA, and the UK subsidiary company were called Regma Bio Technologies Limited On February 2, 2004 the parent company changed its name to Phage Genomics , Inc. On April 16, 2002, Regma Bio Technologies Limited, as incorporated in England and Wales, and being the 100% subsidiary of Regma Bio Technologies Limited incorporated in Nevada, USA, changed its name to THRIP Ltd.

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

On February 11, 2005 the company announced that it was in the process of reorganization and changing its focus from Biotech to becoming a mineral exploration company.

The Company is considered to be in the development stage as defined by the Statement of Financial Accounting Standard No. 7. There have been no revenues from operations since inception of the Company.

The Company has inadequate cash to maintain operations during the next twelve months. For the twelve month period subsequent to December 31, 2004, the Company anticipates that its minimum cash requirements to continue as a going concern will be $900,000. This is to cover costs of Company staff and all expenses necessary to continue the exploration costs for the Searchlight Project. In order to meet the foregoing cash requirements, the Company will have to sell securities to, or obtain a loan from, potential investors in the Company. There is no assurance, however, that the Company will be able to sell any securities or obtain adequate loans. In the event that the Company does not raise additional capital from any of the foregoing sources, it may have to cease or curtail operations.

The Company recorded a net loss before income taxes of $590,462 and $1,233,117 for the years ending December 31, 2004 and December 31, 2003 respectively, and has an accumulated deficit of $4,003,182 at December 31, 2004. The Company is currently reliant on the financial support of Mr. Ian Matheson, the chairman and of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and on the ability of the Company to raise additional capital in the future. The financial statements do not include any adjustments that might be necessary in the event that the Company cannot continue to exist.

As at December 31, 2004 loans were advanced to the Company by the previous Chairman, Mr C Harlingten, the balance of which was $709,345. This amount is stated net of amounts written off in the liquidation of THRIP Ltd. The loans are interest free without any fixed repayment date, based on a verbal agreement between the parties, with the exception of a convertible loan to the amount of $300,000(see note 5 to the financial statements. Loans advanced by Mr Harlingten prior to May 7, 2002, formed part of the extinguishment of debt on the liquidation of THRIP Ltd.

Phage entered into an agreement dated February 10, 2005 ( the "Approval Date") with the owners of 20 mineral claims (the "Properties") to acquire their interests in a mineral exploration property located in southern Nevada, the Searchlight Project. The claimants hold the title until the option is exercised. There is no gross revenue or net revenue until the option is exercised. Once the option is exercised the company has all of the interest.

Under the terms of the agreement, Phage issued to the owners of each of the 20 claims, 35,000 shares of Phage on the Approval Date. On the year anniversary of the Approval Date for three years (2006-2008), Phage, at its option, will issue the claim owners an additional 35,000 shares per year for a total of 140,000 shares per claim.

Phage agrees during the time of the Option Agreement to pay all payments to maintain the Properties in good standing in regard to all regulatory and government payments and perform all annual assessment work required by law to hold the Properties.

The intent of the 2005 exploration work program is to drill 22 exploratory holes and test and develop a 40 acre pit determine if there is mineralized material on the property. The drill rig will be rented and drillers will be employed to do the drilling. Independent geologists and engineers will be engaged to certify the work. Budget for this work is projected at $800,000. There are insufficient funds at present in the company to pay for this exploration program Funds will be raised for the exploration program by selling shares in the company through a private placement or an underwriting.

The services of the scientists and administration staff who were previously employed were only to be used on a contract basis. There are no contracts currently in existence for these former scientists. There is one contract in place for administration staff.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2004. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

(1) Functional currency and treatment of foreign currency translation.

Due to the majority of the Company's operations being based in the United Kingdom for the year ended December 31, 2004, the British Pound has been selected as the Company's functional currency. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into US dollars at the exchange rate in effect at the year end. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income.

Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statements of operations.

2) Research and development expenditure.

All research and development expenditures incurred have been charged to operations.

3) Stock Based Compensation

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

PART III

ITEM 7. FINANCIAL STATEMENTS

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Phage Genomics Inc. (formerly Regma Bio Technologies Limited)
(A Development Stage Company)

We have audited the accompanying balance sheets of Phage Genomics Inc. (formerly Regma Bio Technologies Limited) (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the period from January 14, 2000 (date of inception) to December 31, 2004 and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Phage Genomics Inc. (formerly Regma Bio Technologies Limited) (A Development Stage Company), as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the period from January 14, 2000 (date of inception) to December 31, 2004 and the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, has not generated any revenue and has a significant working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

/s/ Manning Elliott
Chartered Accountants
Vancouver, Canada
April 11, 2005

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	December 31, 2004 $	December 31, 2003 $
ASSETS

Current Assets
Cash and cash equivalents	295	18,198
Amounts receivable	-	28,979
Prepaid expenses	-	4,000
Total Current Assets	295	51,177

Property and Equipment (Note 3)	1,349	43,716

Intangible Assets (Note 4)	-	165,237
Total Assets	1,644	260,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	964,760	700,926
Accrued liabilities	11,556	14,500
Convertible debt - related party (Note 5)	300,000	300,000
Loans payable to related party (Note 6)	409,345	230,473

Total Current Liabilities	1,685,661	1,245,899

Subsequent Events (Note 9)

Stockholders' Deficit

Common Stock $0.001 par value, 200,000,000 shares authorized; 54,150,000 shares issued and outstanding	54,150	54,150
Additional Paid-in Capital	2,525,709	2,525,709
Deferred Compensation	-	(2,196)
Accumulated Other Comprehensive Loss	(230,545)	(120,563)
Accumulated Deficit	(4,033,331)	(3,442,869)
Total Stockholders' Deficit	(1,684,017)	(985,769)
Total Liabilities and Stockholders' Deficit	1,644	260,130

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			Accumulated from
	For the	January 14, 2000	January 14, 2002
	Year Ended	(Date of Inception)	(Date of Inception)
	December 31,	to December 31,	to December 31,
	2004 $	2003 $	2004 $

Revenue	-	-	-

Operating Expenses
Selling, general and administrative	194,819	473,651	1,590,392
Research and development	186,877	624,751	1,900,095
Depreciation	13,334	58,346	235,174
Impairment loss on intangible assets	173,234	-	173,234
Impairment loss on property and equipment	20,002	66,681	86,683
Stock-based compensation	2,196	10,387	12,583

Total Operating Expenses	590,462	1,233,816	3,998,161

Loss from Operations	(590,462)	(1,233,816)	(3,998,161)

Other Income	-	699	282,142

Interest Expense	-	-	(300,000)

Loss Before Income Tax	(590,462)	(1,233,117)	(4,016,019)

Income Tax Benefit	-	-	12,837

Net Loss	(590,462)	(1,233,117)	(4,003,182)

Other Comprehensive Loss
Foreign currency translation adjustment	(109,982)	(50,755)	(230,545)

Comprehensive Loss	(700,444)	(1,283,872)	(4,233,727)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.03)

Weighted Average Shares Outstanding	5,4150,000	40,427,000

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the
	Year Ended
	December 31,
	2004 $	2003 $	2004 $
Cash Flows From Operating Activities

Net loss	(590,462)	(1,233,117)	(4,003,182)

Adjustments reconciling net loss to net cash used in operating activities
Amortization of debt discount	-	-	300,000
Amortization of deferred compensation and other stock-based compensation	2,196	2,196	18,946
Depreciation	13,334	58,346	235,174
Gain on extinguishment of debt	-	-	(228,636)
Impairment loss on intangible assets	173,234	-	173,234
Impairment loss on property and equipment	20,002	66,681	86,683
Changes in operating assets and liabilities
Amounts receivable	28,979	5,950	11,005
Prepaid expenses	4,000	-	-
Accounts payable and accrued liabilities	186,254	355,126	564,649
Net Cash Used In Operating Activities	(162,463)	(744,818)	(2,842,127)

Cash Flows From Investing Activities
Acquisition of property and equipment	-	(53,757)	(272,550)
Acquisition of intangible assets	(4,538)	(75,407)	(180,068)
Net Cash Used in Investing Activities	(4,538)	(129,164)	(452,618)

Cash Flows From Financing Activities
Issuance of common stock	-	-	1
Loan received from related party	134,473	884,335	3,327,159
Loan repaid to related party	-	-	(446,958)
Loan received from third party	-	-	576,040
Loan repaid to third party	-	-	(72,005)
Net Cash Provided By Financing Activities	134,473	884,335	3,384,237
Effect of Foreign Currency Exchange Rate Changes on Cash	14,625	(41,028)	(89,197)
Increase (Decrease) in Cash and Cash Equivalents	(17,903)	(30,675)	295

Cash and Cash Equivalents, Beginning of Period	18,198	48,873	-
Cash and Cash Equivalents, End of Period	295	18,198	295

Non-cash Investing and Financing Activities
Issuance of common shares for debt	-	1,200,000	1,200,000

Supplemental Disclosures
Interest paid	-	-	50,751
Income taxes paid	-	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Statement of Stockholders' Equity
(Expressed in U.S. Dollars)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Deferred	Accumulated
	Shares	Amount	Capital	Income/Loss	Compensation	Deficit	Total
		$	$	$	$	$	$
Issuance of common stock on January, 2000 (recapitalized)	25,000,000	25,000	-	-	-	(24,999)	1

Effect of foreign currency translation	-	-	-	3,059	-	-	3,059

Net loss for the period	-	-		-	-	(235,028)	(235,028)

Balance, December 31, 2000	25,000,000	25,000	-	3,059	-	(260,027)	(231,968)

Issuance of shares in reverse merger	5,150,000	5,150		-	-	(5,150)	-

Effect of foreign currency translation	-	-	-	(2,619)	-	-	(2,619)

Net loss for the year	-	-	-	-	-	(765,179)	(765,179)

Balance, December 31, 2001	30,150,000	30,150	-	440	-	(1,030,356)	(999,766)

Capital contribution	-	-	1,037,126	-	-	-	1,037,126

Beneficial conversion feature associated with convertible debt	-	-	300,000	-	-	-	300,000

Effects of foreign currency translation	-	-	-	(70,248)	-	-	(70,248)

Net loss for the year	-	-	-	-	-	(1,179,396)	(1,179,396)

Balance, December 31, 2002	30,150,000	30,150	1,337,126	(69,808)	-	(2,209,752)	(912,284)

Debt exchanged for common shares	24,000,000	24,000	1,176,000	-	-		1,200,000

Effects of foreign currency translation	-	-	-	(50,755)	-	-	(50,755)

Deferred compensation	-	-	12,583	-	(12,583)	-	-

Amortization of deferred compensation	-	-	-	-	10,387	-	10,387

Net loss for the year	-	-	-	-	-	(1,233,117)	(1,233,117)

Balance, December 31, 2003	54,150,000	54,150	2,525,709	(120,563)	(2,196)	(3,442,869)	(985,769)

Effects of foreign currency translation	-	-	-	(109,982)	-	-	(109,982)

Amortization of deferred compensation	-	-	-	-	2,196	-	2,196

Net loss for the year	-	-	-	-	-	(590,462)	(590,462)

Balance, December 31, 2004	54,150,000	54,150	2,525,709	(230,545)	-	(4,033,331)	(1,684,017)

(The Accompanying Notes are an Integral Part of these Financial Statements)

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

1. Nature of Operations and Continuance of Business

Phage Genomics, Inc. (the "Company") was originally incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the U.K. in May 2000 as Regma Bio Technologies Limited. The name change to Phage Genomics, Inc. occurred on February 2, 2004.

On November 2, 2001, the Company entered into an acquisition agreement (the "Agreement") with L.C.M. Equity, Inc. ("LCM"). It was agreed that LCM would issue to the owner of the Company 25,000,000 shares of common stock of LCM in exchange for 100% of the registered and fully paid up capital of the Company. The closing date of the Agreement was November 5, 2001 and resulted in the former owner of the Company holding a majority interest in the combined entity.

The acquisition was accounted for as a reverse acquisition of LCM by the Company. As a result, the historical financial statements of the Company prior to the acquisition became the financial statements of the Company. All shares and per share data prior to the acquisition were restated to reflect the stock issuance as a recapitalization of the Company.

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. From this date, both the parent company in the U.S., and the U.K. subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the U.K. subsidiary changed its name to THRIP Ltd. On May 7, 2002, THRIP Ltd. entered into creditors voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. were transferred to the Company prior to the liquidation, in order that the trade of the group could be continued without interruption.

The Company has been in the development stage since it commenced operations. It was primarily engaged in scientific research and development in the field of biotechnology. The Company was formed to expedite the development of new bacteriophage and other pharmaceutical products for the treatment of tuberculosis (TB), anthrax and other infectious diseases.

On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploitation of gold and other precious metal deposits. See Note 9(d). The Company will consequently be considered an exploration stage company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has generated no revenues since inception. The Company has a working capital deficiency of $1,685,366 and has an accumulated deficit of $4,033,331 as of December 31, 2004. The Company is currently reliant on the financial support of the President, CEO and majority stockholder of the Company. The ability of the Company to continue as a going concern depends on this continued financial support and the ability of the Company to raise additional capital in the future. The Company is currently undertaking a reorganization and a change of focus into mineral exploration that will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is mindful of the substantial risks relating to its going concern status as the Company's shares are quoted on the OTC Bulletin Board which gives the Company access to the U.S. markets as a means of raising additional funds.

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Principles

(a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company's fiscal year-end is December 31.

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

(d) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over four years with the exception of leasehold improvements. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

(e) Intangible Assets

Intangible assets represent legal costs incurred in establishing patents. These costs are amortized over the useful life of the patent, as determined by management, not to exceed the legal life. No amortization is provided on capitalized patent costs until such time as the patent has been granted.

(f) Long-lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

(g) Financial Instruments

Financial instruments held by the Company consist of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and loans payable to related party. The fair values of these financial instruments were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Principles (continued)

(h) Foreign Currency Transactions

The functional currency of the Company is the U.K. pound sterling and the reporting currency is the U.S. Dollar. In converting from the functional currency to the reporting currency, assets and liabilities of the Company are translated into U.S. dollars at the exchange rate in effect at the year-end. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded within other comprehensive income. Transactions in foreign currencies are recorded using the rate of exchange prevailing at the date of the transaction and the gains or losses on translation are included in the statement of operations.

The average and closing exchange rates during the year ended December 31, 2004 and 2003 were as follows:

Average exchange rates
Year ended December 31, 2004	0.546
Year ended December 31, 2003	0.6116
Closing exchange rate
December 31, 2004	0.5192
December 31, 2003	0.5625

(i) Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No 109 "Accounting for Income Taxes". Under this approach, deferred income taxes are recorded to reflect the tax consequences of future periods of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the 'more likely than not' standard imposed by SFAS No. 109 to allow recognition of such an asset.

(j) Revenue Recognition

Revenue was to be recognized in accordance with SAB 104 when there was persuasive evidence of an arrangement, delivery of products has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. As of December 31, 2004, the Company had generated no revenue. The Company is considering a new revenue recognition policy for its new plan of business.

(k)Research and Development

All research and development expenditures during the period have been charged to operations.

(l) Stock-based Compensation

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

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Principles (continued)

l) Stock-based Compensation (continued)

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

	Year Ended December 31,
	2004 $	2003 $

Net loss - as reported	(590,462)	(1,233,117)
Add: Stock-based compensation included in net loss - as reported	2,196	10,387
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax	(143,036)	(193,463)
Pro forma net loss	(731,302)	(1,416,193)

Basic and diluted loss per share
As reported	(0.01)	(0.03)
Pro forma	(0.01)	(0.04)

The assumptions used are as follows:

	2004	2003

Expected dividend yield	-	0%
Risk-free interest rate	-	2%
Expected volatility	-	80%
Expected life from vest date (in years)	-	3

(m) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Principles (continued)

(n) Comprehensive Loss

The Company's accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

(o) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

2. Summary of Significant Accounting Principles (continued)

(o) Recent Accounting Pronouncements (continued)

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

(p) Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

3. Property and Equipment

	December 31, 2004 Net Carrying Value $	December 31, 2003 Net Carrying Value $

Machinery and equipment	-	23,885
Office furniture and fittings	33,776	37,280
Leasehold improvements	-	32,803
	33,776	93,968
Less: Accumulated depreciation	32,427	50,252
	1,349	43,716

At December 31, 2004 the Company recorded impairment losses on certain property and equipment of the Company. These assets included laboratory equipment located at the research centre that was located in the U.S. The laboratory equipment was not being used and had been in storage during the current year. The impairment loss recorded for these assets as of December 31, 2004 amounted to $20,002 for the laboratory equipment.

4. Intangible Assets

	December 31, 2004 Net Carrying Value $	December 31, 2003 Net Carrying Value $

Patent costs	173,234	165,237
Impairment loss	(173,234)	-
	-	165,237

The Company had accumulated patent costs as at December 31, 2004 of $173,234. As there is no opportunity for the Company to recover these costs from future revenue, these accumulated patent costs have been charged to the current year as an impairment loss.

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

5. Convertible Debt

On July 23, 2002, the Company received additional financing from the President, CEO and majority stockholder in the amount of $300,000. The form of financing was a convertible debenture whereby the holder had the option of calling the debt in the future together with interest at 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a two year warrant for the same number of shares exercisable at $0.35 per share. The interest was to be payable in cash. The issue of the convertible debenture created a beneficial conversion feature, which was accounted for in accordance with EITF 98-5 and EITF 00-27. The fair value of the warrants was determined using the Black-Scholes Model. The beneficial conversion feature was valued at $396,000, which was greater than the value of the debt. As a result, the debt discount was restricted to the value of the debt at $300,000. See Note 9(a) for settlement of this debt.

6. Related Party Transactions

The President, CEO and majority stockholder of the Company has made advances to the Company in the form of loans totalling $721,923 as at December 31, 2004 (2003 - $530,473) . A portion of the loan,$300,000, is in the form of a convertible debenture and is explained in more detail in Note 5. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

The Chief Financial Officer of the Company received $17,595 in management fees during the year ended December 31, 2004. Included in this amount is $6,163 recorded in accounts payable as at December 31, 2004.

7. Stock Options

A summary of the Company's stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2002	2,953.000	0.84
Granted	1,880,000	1.01
Balance, December 31, 2003	4,833,000	0.91
Expired	(1,000,000)	0.50
Balance, December 31, 2004	3,833,000	1.01
Exercisable at end of year	2,590,221	1.01

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

7. Stock Options (continued)

Additional information regarding options outstanding as at December 31, 2004 is as follows:

	Outstanding			Exercisable
Exercise price $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

1.01	3,833,000	1.36	1.01	2,590,221	1.01

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options granted during 2003 was $0.11. There was no dilutive impact of potential common shares associated with stock options, by application of the treasury stock method, for the year ended December 31, 2004, as the Company had a net loss.

8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred U.S. net operating losses of $135,430 which commence expiring in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As the Company is discontinuing its operations in the U.K., net operating losses incurred in the U.K. will not be available to the Company in the future.

At December 31, 2004 and 2003, the significant components of the Company's deferred tax asset are as follows:

	2004 $	2003 $

Net operating loss	134,310	314,696
Less: Valuation allowance	(134,310)	(314,696)

Net deferred tax asset	-	-

Phage Genomics Inc.
(formerly Regma Bio Technologies Limited)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Expressed in U.S. Dollars)

9. Subsequent Events

(a) On February 10, 2005, the Company issued an irrevocable stock option to purchase 250,000 shares of the Company at $0.50 per share expiring on February 10, 2010 to settle the convertible debt balance of $300,000.

(b) On February 10, 2005, the Company granted two directors an irrevocable stock option to purchase 250,000 shares each of the Company at $0.50 per share expiring two years after the director resigns from the Company.

(c) On February 10, 2005, the Company entered into eight option agreements to acquire twenty mineral property claims located in the State of Nevada. To earn a 100% interest in the claims, the Company is to issue 140,000 of its shares for each claim for a total of 2,800,000 shares over a three-year period.

(d) On February 11, 2005, 41,500,000 shares of the Company were returned to the Company and are to be cancelled.

(e) On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

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

On October 13, 2003, Regma Bio Technologies Limited (the "Company"), notified BDO Stoy Hayward, Chartered Accountants and Registered Auditors ("BDO"), its independent public accountant, that the Company was terminating their services, effective as of that date. The Company's Board of Directors approved such decision.

The reports of BDO Stoy Hayward on the financial statements of the Registrant for the past two fiscal years ended December 31, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope, or accounting principle but were modified so as to uncertainty related to the company's ability to continue as a going concern.

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

The Registrant requested BDO Stoy Hayward to furnish a letter addressed to the Securities and Exchange Commission stating whether or not BDO Stoy Hayward agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of this letter, dated October 31, 2003, is filed as Exhibit 16.1 to this Form 8-K.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Name	Age	Position
Ian Matheson	65	Chairman of the Board of Directors and Chief Executive Officer
Graham Hughes	54	Secretary/Treasurer, Chief Financial Officer and a member of the Board Directors

All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting and hold office until their death, or until they resign, or have been removed from office.

Officer, Director and Significant Employee Biographies:

Ian Matheson, President and Chairman of the Board as of February 14, 2005

Mr. Matheson has served as the Company's President and a member of the board of directors of Phage Genomics In. since February 10, 2005. Mr. Matheson has been a director and President of the following Nevada private companies that have been involved in the research and development of precious metals in the southern Nevada area. These companies include Pilot Plant Inc. (since May 1,2003); Pass Minerals Inc. (since August 15, 1995) and Kiminco Inc. (since June 26, 1995) .Mr. Matheson earned a Bachelor of Commerce degree from the University of British Columbia in 1963. In 1964 and 1965 he attended McGill University in Montreal, Quebec where he earned a dgree as a Chartered Accountant at the Quebec Institute of Chartered Accountants. He was admitted into the British Columbia Institute of Chartered Accountants in 1965. From 1965 to 1967 he worked as a Chartered Accountant with Coopers and Lybrands in Vancouver, BC. He is presently a member of the British Columbia Institute of Chartered Accountants and the Canadian Institute of Chartered Accountants.

Graham Hughes, B.A.Sc, CGA, MBA Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors.

Since November 2001, Mr. Hughes has been Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors of Phage Genomics Inc formerly L.C.M. Equity Inc., Nevada. Mr Hughes obtained his Engineering degree from the University of Toronto in 1968 and is a member of the Certified General Accountants Association of British Columbia. Since January 1995 Mr Hughes has been an Instructor of Accountancy at the British Columbia Institute of Technology (BCIT), Vancouver BC, Canada, and has been a board member of several public companies in Canada related primarily to the area of natural resources.

Some officers and directors are engaged in other business. As such, they do not devote time exclusively to Regma's operations. None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature. The Company's last annual meeting of shareholders was held on February 10, 2005.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Based upon a review of filings made with the SEC, all officers and directors are in compliance with their reporting obligations under section 16(a) of the Securities Exchange Act of 1934 with the exception of Ian Matheson who has not filed a Form 3 which was due on his appointment as an officer and director of the Company.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter was filed as an exhibit with the prior year's 10KSB (2003). Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics was filed as an exhibit with the prior year's 10KSB (2003). We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. A copy of the disclosure committee charter was filed as an exhibit with the prior year's 10KSB (2003). The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our officers, directors and significant employees during the last three fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All
				Annual	Restricted	Underlying	LTIP	Other
Name and Principal		Salary	Bonus	Compensation	Stock	Options /	Payouts	Compensation
Position	Year	($)	($)	($)	Award(s) ($)	SARs (#)	($)	($)

Caisey Harlingten [1] Chairman	2004 2003 2002	0 0 0	0 0 0	0 250,000 0	0 0 0	0 0 0	0 0 0	0 0 0

Dr. David Rooke [1] President(Resigned)	2003 2002 2001	0 17,653 32,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Graham Hughes [1] Chief Financial Officer	2004 2003 2002	17,595 15,700 22,536	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Richard HonourDirector	200320022001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Pablo Bifani, Chief Scientific Officer (Resigned)	2003 2002 2001	0 9,766 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Dr. David West, Chief Scientific Officer (Resigned)	2003 2002 2001	0 0 43,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Dr. Paul Ricaud, Product Development Officer (Resigned)	2003 2002 2001	0 0 27,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Dr. Vladimir Pasechnik, (deceased)	2003 2002 2001	0 0 67,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Brian McAlister President & Director (resigned 11/2001)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Lisa Zumpano Secretary/Treasurer Director (resigned 11/2001)	2003 2002 2001	0 0 18,639	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

John Donaldson Director (resigned 11/2001)	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of each officer and director and each holder of 5% or more of the Company's common stock as of December 31, 2004.

Name and Address of owner	Number of Shares	Position	Percent of Shares
Caisey Harlingten[1]	20,000,000	Chairman of the Board of	66.33%
136 St Christopher St		Directors, President and Chief
Valetta Malta VLT 11		Executive Officer

Ian Matheson[3]	See footnote [3]
2215 Lucerne Circle
Henderson,Nevada USA 89014

Graham Hughes	0	Secretary, Treasurer, Chief Financial	0.00%
4861 Cambridge St		Officer and a member of the Board of
Burnaby BC Canada V5C 1H9		Directors

All officer and directors as a group
(5 persons)	20,000,000		66.33%

Brian McAlister[2]	2,100,000	6.63%
7225 Blenheim St
Vancouver BC
Canada V6N 1S2

Estate of Vladimir Pasechnik	5,000,000	16.58%
Dr N. Polyanskaya
Porton Down Science Park
Porton Down
Wilts SP4 0JQ, UK

[1]     18,700,000 of these shares were resolved to be cancelled by the Board on February 10, 2005
[2]     Includes 100,000 shares owned by Mr. McAlister's wife, Lisa Zumpano.
[3]     Ian Matheson became an officer and director on February 10, 2005. On April 12, 2005 Ian Matheson acquired 48,850,002 shares (90.2%)

PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Events subsequent to the year ended December 31, 2004

Reorganization

The Company issued a news release on February 11, 2005 whereby it announced that it was in the process of reorganization and that it was changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. The company has negotiated an option on 3,200 acres of placer mining claims in the state of Nevada, U.S. The intent of the 2005 exploration work program is to identify the grade, tonnage and leachability of the gold zones within the Searchlight project area. Budget for this work (phase 1) is projected at $500,000. Should this work prove successful, then bulk leach tests and additional drilling will be conducted to determine the feasibility of mining this deposit.

Mineral Property Agreement and Share Issuance

On February 10, the company entered into a Mineral Property agreement to acquire certain mineral rights (20 mineral claims) in the State of Nevada for the issue of 1,400,000 shares in accordance with the terms of the Option Agreement as approved by the President.

New Director and President

K. Ian Matheson became President and Director on February 10, 2005. On February 16, 2005 Mr Matheson was appointed as Secretary of the Company.

Cancellation of Shares

On February 10, 2005 it was resolved by the Board of Directors to cancel 18,700,000 shares in the name of Pastiche Holdings Ltd., 17,800,000 shares in the name of Caisey Harlingten and 5,000,000 shares issued in the name of Natalya Polyansky.

Discharge of Debt

On February 10, 2005 the Board approved the discharging of the convertible debt of Caisey Harlingten in the amount of $300,000 in return for the grant of an irrevocable stock option to purchase 250,000 shares in the Company for US $0.50 (50 cents) per share, such option expiring five years from February 10, 2005.

New Stock Options

The board approved the granting to the directors of the Company, Caisey Harlingten and Ian Matheson an irrevocable stock option to purchase 250,000 shares each in the Company for US $0.50 (50 cents) per share, such option expiring two years after the resignation as a director of the Company.

Cancellation of Old Stock Options

On February 14, 2005 the Board resolved to cancel the stock options granted by the Company on June 28, 2002 and August 1, 2002 and October 9, 2003 granted pursuant to the Company's non-qualified stock option plan as the optionees have terminated their association with the Company and any exercise of the options would be inimical to the interests of the Company. Pursuant to Article III paragraph 4 and paragraph 8 of the Company's 2003 Non-Qualifies Stock option Plan all stock options issued hereunder were also cancelled.

New President and Resignation of Caisey Harlingten

On February 14, 2005 the Board approved that Ian Matheson be accepted as the President of the Company.

Caisey Harlingten resigned as an officer and as a member of the Board of Directors for the Company on February 21, 2005.

ITEM 13. EXHIBITS] AND REPORTS ON FORM 8-K.

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

The following exhibits are incorporated by reference from the Registrant's Form S-8 filed with the Commission on June 30, 2003, SEC file No. 333-106624:

5.1	Opinion of Conrad C. Lysiak, regarding the legality of the securities registered under this Registration Statement.
10.1	2003 Nonqualified Stock Option Plan.
23.1	Consent of BDO Stoy Hayward, Independent Auditors.
23.2	Consent of Conrad C. Lysiak, Attorney at Law

The following exhibits are incorporated by reference from the Company's Form 8-K filed with the Commission on December 22, 2003

3.1	Amended Articles of Incorporation

The following exhibits are incorporated by reference from our Form 10-KSB for the period ending December 31, 2003:

14.1	Code of Ethics
23.1	Consent of Independent Auditor
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

The following exhibits are filed with this report:

10.1	Letter Agreement between us and Pilot Plant Inc. dated February 8, 2005.
10.2	Letter Agreement between us and Pilot Plant Inc. dated February 8, 2005.
10.3	Letter Agreement between us and Bear Dog Mines Inc. dated February 8, 2005.
10.4	Letter Agreement between us and Gold Hunter Inc. dated February 8, 2005.
10.5	Letter Agreement between us and Pass Minerals Inc. dated February 8, 2005.
10.6	Letter Agreement between us and Britti Gold Inc. dated February 8, 2005.
10.7	Letter Agreement between us and Geotech Mining Inc. dated February 8, 2005.
10.8	Letter Agreement between us and Gold Crown Inc. dated February 8, 2005.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004	$ 18,000	Manning Elliott
2003	$ 2,500	Manning Elliott
2004	$ nil	BDO Stoy Hayward
2003	$ 13,669	BDO Stoy Hayward

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004	$ nil	Manning Elliott
2003	$ nil	Manning Elliott
2004	$ nil	BDO Stoy Hayward
2003	$ 9,113	BDO Stoy Hayward

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004	$ nil	Manning Elliott
2003	$ nil	Manning Elliott
2003	$ nil	BDO Stoy Hayward

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004	$ nil	Manning Elliott
2003	$ nil	Manning Elliott
2003	$ nil	BDO Stoy Hayward

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

Dated this 14th day of April, 2005.

PHAGE GENOMICS, INC.
the "Registrant@

BY:	/s/ Ian Matheson
Ian Matheson, President, Chief Executive Officer and a member of the Board of Directors

BY:	/s/ Graham R. Hughes
Graham R. Hughes, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors