Form 10QSB
period 2005-03-31
PHAGE GENOMICS, INC
filed 2005-05-26
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

 ☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER 000-30995

PHAGE GENOMICS, INC.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)

2215 Lucerne Circle
Henderson, NV	89104
(Address of principal executive offices)	(Zip Code)

(702) 451-4981
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2005, the Issuer had 19,150,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Phage” and “our company” mean Phage Genomics, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$53,654
Total current assets	53,654

Deposit on mineral property claims	19,572

Total assets	$73,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$957,459
Loan payable - related party	404,054
Loan payable	100,000
Total current liabilities	1,461,513

Total liabilities	1,461,513

Commitments and contingencies	-

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares
authorized, 12,650,000 shares issued and outstanding	12,650
Additional paid-in capital	3,321,142
Accumulated other comprehensive loss	(206,397)
Accumulated deficit during development stage	(4,515,682)
Total stockholders' deficit	(1,388,287)

Total liabilities and stockholders' deficit	$73,226

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Three Months Ended		Through
	March 31, 2005	March 31, 2004	March 31, 2005

Revenue	$-	$-	$-

Operating expenses
Research and development	-	110,969	1,900,095
General and administrative	28,418	31,666	1,618,810
Stock based compensation	453,933	2,196	466,516
Depreciation	-	5,513	235,174
Impairment loss on intangible assets	-		173,234
Impairment loss on property and equipment	-	-	86,683

Total operating expenses	482,351	150,344	4,480,512

Loss from operations	(482,351)	(150,344)	(4,480,512)

Other income (expense):
Other income	-	-	282,142
Interest expense, net	-	-	(300,000)

Total other income (expense)	-	-	(17,858)

Loss from operations before provision for income taxes	(482,351)	(150,344)	(4,498,370)

Provision for income taxes	-	-	12,837

Net loss	(482,351)	(150,344)	(4,485,533)

Loss per common share - basic and diluted:
Net loss	$(0.02)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	31,555,556	54,150,000

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

				Accumulated		Accumulated
				Other		Deficit During	Total
	Common Stock		Additional	Comprehensive	Deferred	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Compensation	Stage	Deficit
Balance, January 14, 2000	-	$-	$-			$-	$-
Issuance of common stock
(recapitalized)	25,000,000	25,000	-			(24,999)	1
Effect of foreign currency translation	0	-	-	3,059	-	-	3,059
Net loss	-	-	-	-	-	(235,028)	(235,028)
Balance, December 31, 2000	25,000,000	25,000	-	3,059	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	5,150,000	5,150	-			(5,150)	-
Effect of foreign currency translation	0	-	-	(2,619)	-	-	(2,619)
Net loss	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	30,150,000	30,150	-	440	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	(70,248)
Net loss	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	30,150,000	30,150	1,337,126	(69,808)	-	(2,209,752)	(912,284)
Debt exchanged for common stock	24,000,000	24,000	1,176,000	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	(50,755)
Net loss	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	54,150,000	54,150	2,525,709	(120,563)	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-
Net loss						(590,462)
Net comprehensive loss	-	-	-	-	-		(700,444)
Balance, December 31, 2004	54,150,000	54,150	2,525,709	(230,545)	-	(4,033,331)	(1,684,017)
Issuance of stock options for
500,000 shares of common stock
to two officers	-	-	453,933	-	-	-	453,933
Issuance of stock options for
250,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	300,000
Return and cancellation of
41,500,000 shares of common
stock	(41,500,000)	(41,500)	41,500	-	-	-	-
Effect of foreign currency translation	-	-	-	24,148
Net loss						(482,351)
Net comprehensive loss	-	-	-	-	-		(458,203)
Balance, March 31, 2005	12,650,000	$12,650	$3,321,142	$(206,397)	$-	$(4,515,682)	$(1,388,287)

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,351)	$(150,344)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	-	5,513
Stock based expenses	453,933	2,196
Write-off of fixed assets	1,349	-
Changes in operating assets and liabilities:
Other current assets	-	32,050
Accounts payable and accrued liabilities	-	27,448

Net cash used in operating activities	(27,069)	(83,137)

CASH FLOW FROM INVESTING ACTIVITIES
Cash outlay for deposit on mineral property claims	(19,572)	-
Cash paid for intangible assets	-	(4,448)

Net cash used in investing activities	(19,572)	(4,448)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings from related party	-	112,930
Proceeds from borrowings on loan payable	100,000	-

Net cash provided by financing activities	100,000	112,930

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	(24,826)

NET CHANGE IN CASH	53,359	519

CASH AT BEGINNING OF YEAR	295	18,198

CASH AT END OF PERIOD	$53,654	$18,717

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$300,000	$40,000

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Phage Genomics, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. GOING CONCERN

Going concern – The Company incurred cumulative net losses of approximately $4,516,000 from operations as of March 31, 2005 and has not commenced its mining operations, rather, still in the development stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. LOAN PAYABLE

As of March 31, 2005, loan payable totaling $100,000 consists of borrowings from an unrelated party which is unsecured, due on demand and bears no interest.

PHAGE GENOMICS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4. STOCKHOLDER’S DEFICIT

During the three months ended March 31, 2005, the Company’s stockholders’ activities consisted of the following:

(a) On February 10, 2005, the Company issued an irrevocable stock option to purchase 250,000 shares of the Company at $0.50 per share expiring on February 10, 2010 to settle the convertible debt balance of $300,000.

(b) On February 10, 2005, the Company granted two directors an irrevocable stock option to purchase 250,000 shares each of the Company at $0.50 per share expiring two years after the director resigns from the Company. The fair value under the Black-Scholes option pricing model totaled $453,933 which was recorded as an expense as of March 31, 2005.

(c) On February 11, 2005, 41,500,000 shares of the Company were returned to the Company and cancelled at its par value of $0.001 per share

(d) On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

In February, 2005 we announced the reorganization of Phage from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with our reorganization we entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp". The board believes that the new name will more accurately reflect our current business activities and promote public recognition of our new business focus. The name change is subject to stockholder approval and the completion of all required legal filings.

Our plan of operations is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves. The agreements pursuant to which we acquired our interests in the Searchlight Claims provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. We are in the development stage of our business and have not earned any revenues to date. We presently do not own any mineral claims and do not anticipate earning revenues until such time as we enter into commercial production of mineral properties we acquire. We can provide no assurance that we will discover mineral reserves on any properties we acquire.

Searchlight Option Agreements

On February 10, 2005 we entered into option agreements (the “Option Agreements”) with the following owners (collectively the “Claim Owners”) of the Searchlight Claims:

1.	Option Agreement among Phage, K. Ian Matheson, our sole officer and director, Searchlight Minerals, Inc., and Pilot Plant Inc. to acquire an interest in the following mineral claims: Rio Raga 300, Rio Raga 301, Rio Raga 302, Rio Raga 303, Rio Raga 307, Rio Raga 309, Rio Raga 312, and Rio Raga 313;

2.	Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Kiminco Inc. and Pass Minerals Inc., to acquire an interest in the following mineral claims: P.V. Red 11, P.V. Red 12, P.V. Red 13, and P.V. Red 14;

3.	Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Beardog Mines Inc. to acquire an interest in the Rio Raga 304 mineral claim;

4.	Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Goldhunter Inc. to acquire an interest in the Rio Raga 305 mineral claim;

5.
Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, and Michael I. Matheson to acquire an interest in the Rio Raga 306 mineral claim;

6.	Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Britti Gold Inc. to acquire an interest in the Rio Raga 308 mineral claim;

7.
Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., Michael D. Anderson, Geosearch Inc., Geotech Mining Inc., and Patrick B. Matheson to acquire an interest in the Rio Raga 310 and Rio Raga 311 mineral claims; and

8.	Option Agreement among Phage, K. Ian Matheson, Searchlight Minerals, Inc., and Gold Crown Minerals Inc. to acquire an interest in the PV Brown 193 and PV Brown 301 mineral claims.

Prior to entering into the Option Agreements with Phage, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”). Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the “Acknowledgements”): (i) the assignment of SMI’s interest in the Searchlight Claims to Phage; (ii) the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI; (iii) that following the issuance of 140,000 shares of the common stock of Phage to each Claim Owner, all of the Claim Owner’s rights and interests in the Searchlight Claims will be vested in Phage, (iv) the appointment of K. Ian Matheson as director and officer of Phage to proceed with a restructuring of the business of Phage; and (v) during the term of the agreement, to allow Phage and its authorized agents to have exclusive rights to access the Searchlight Claims for all purposes including prospecting, exploring, developing, trenching, stripping, excavating, sampling and conducting any and all exploration and development activities for the purpose to determining the mineral or metal content of the property and the right to remove from the property all such materials and minerals deemed necessary to properly test, explore or develop the property.

In consideration of the Acknowledgments, Phage agreed, among other things to: (i) complete a corporate restructuring of its business by March 31, 2005 (the “Restructuring Date”); (ii) include any shares of its common stock issued to the Claim Owners in any subsequent registration statement filed by Phage under the Securities Act of 1933; (iii) make all regulatory or government payments required to maintain the Searchlight Claims in good standing during the term of the agreement, and (iv) issue to each Claim Owner 140,000 restricted shares in the common stock of Phage in the following manner:

(a)	35,000 shares upon or before the expiry of the third day following the Restructuring Date;
(b)	35,000 shares upon or before the first anniversary date of the Restructuring Date;
(c)	35,000 shares upon or before the second anniversary date of the Restructuring Date; and
(d)	35,000 shares upon or before the third anniversary date of the Restructuring Date.

We will not acquire title to the Searchlight Claims until we complete the issuance of 140,000 shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements. Following our entry into the Option Agreements, K. Ian Matheson was appointed as an officer and director of Phage in February, 2005. K. Ian Matheson and associated companies have a 25.625% net interest in the Searchlight Claims. Although the Option Agreements were not negotiated at “arms-length”, our directors and executive officers deemed it reasonable and in the best interest of Phage to enter into the Option Agreements based on certain criteria, such as the potential for discovering mineral reserves on the Searchlight Claims and the potential benefit to our stockholders of entering into the transaction.

In connection with our corporate restructuring we agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Phage and the development of assaying and testing procedures for the Searchlight Claims. As we have not yet completed our corporate restructuring, we are presently negotiating with the Claim Owners for an extension of the Restructuring Date under the Option Agreements to June 30, 2005. If we are not successful in negotiating an extension to the Restructuring Date under the Option Agreements we may lose our interest in the Searchlight Claims.

Location and Access

The Searchlight Claims, which we refer to as the “Searchlight Project”, consist of a 3,200 acre property located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. Access is by vehicle from Highway 95. The Searchlight Project is made up of 20 contiguous 160 acre mining claims.

Property Geology

The Searchlight Project is located over a north-south basin of alluvial fill at the contact between Miocene Searchlight quartz monzonites and Miocene mafic/felsic volcanics. Outcrops of basement Precambrian gneiss in the area, indicates that considerable uplift has occurred. Interpretation of the historic geologic data indicates that a major east-west Fracture Zone, some six miles wide, cross-cuts the basin fill underlying the Searchlight Project area.

Reclamation Permit

On April 22, 2005, Pilot Plant Inc. (“PPI”), the owner of certain of the Searchlight Claims, received a reclamation permit from the Nevada Bureau of Mining Regulation and Reclamation (“BMRR”) for its proposed work program on certain of the Searchlight Claims. We acquired an interest in the claims subject to the reclamation permit received by PPI through our Option Agreement with PPI.

Pursuant to the terms of the reclamation permit, PPI received the authorization to proceed with the reclamation of the mine located on the Rio Raga 304 claim and to pursue PPI’s planned exploration program on certain of its claims, in the following manner:

Exploration Phase	Project	Location	Size
Phase I - Exploration Program	Drilling of 18 Sites	Section 1, 12, 13, 24 and 25 T. 29 S., R. 63 E. and portions of Sections 19 and 30, T. 29S., R. 64 E., MDM, Clark County, Nevada	1.8 Acres
Phase II – Mine Reclamation	Pit and Set Backs	Section 13, T. 29S., R. 63 E., MDM, Clark County, Nevada	41.5 Acres
	Plant Site		3.2 Acres
	Access Road		1 Acre

The reclamation permit is subject to a number of conditions, including the following:

•	Prior to commencement of any proposed activities with respect to Phase I of its work program, PPI must post a surety bond in the amount of $27,528.86 with the BMRR by July 3, 2005;

•	Prior to commencement of any proposed activities with respect to Phase II of its work program, PPI must post a surety bond in the amount of $153,031.22 with the BMRR by July 3, 2005;

•	The payment of the annual reclamation fees to the BMRR by April 15 of each year;

•
The submission of a report by the operator of the property by April 15 of each year, detailing the status and production of the operation and identifying each acre of land affected and reclaimed by the operation; and

•	PPI agrees to leave the project site safe, stable and capable of providing for a productive post-mining land use.

The permit is valid for the life of the project and becomes effective upon receipt of an acceptable surety by the BMRR. We agreed, upon receipt of additional financing, to post by July 3, 2005 the surety bond for the approved two phase exploration program.

PLAN OF OPERATION

We have developed an exploration work program for the Searchlight Project. Upon the filing of an acceptable surety bond in the amount of $27,528.86 for Phase I and $153,031.22 for Phase II with the BMRR, we intend to proceed with the two phase exploration program approved in connection with the reclamation permit received by PPI. The intent of our 2005 exploration work program is to drill 18 exploratory holes and test and develop a 40 acre pit to determine if there is mineralized material on the property. We expect to rent a drill rig and employ drillers to conduct the drilling. Independent geologists and engineers are expected to be engaged to certify the work. Budget for this work is estimated to cost approximately $800,000.

We recorded a net loss before income taxes of $482,351 and $150,344 for the three month periods ended March 31, 2005 and March 31, 2004 respectively, and have an accumulated deficit of $4,485,533 as at March 31, 2005. We are presently reliant on the financial support of Mr. K. Ian Matheson, our sole officer and director. There is no assurance that Mr. Matheson will continue to provide us with funding if and when needed to continue our operations. For the next twelve months, we anticipate that our minimum cash requirements to fund our proposed exploration program and our continued operations will be $900,000. This is to cover costs staff and all expenses necessary to continue the exploration costs for the Searchlight Project. We are also presently staking additional mineral claims located near the area of the Searchlight Claims.

In order to meet the foregoing cash requirements, we will have to sell securities to, or obtain a loan from, potential investors in Phage. There is no assurance, however, that we will be able to sell any securities or obtain adequate loans. In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail operations.

Financing Requirements

From inception to March 31, 2005, we have suffered recurring losses in the amount of $4,485,533 and net cash outflows from operations. We expect to continue to incur substantial losses until we complete the development of our business.

Our plan of operations calls for significant expenses in connection with the exploration of the Searchlight Claims. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

In April, 2005, our board of directors approved an offering to U.S. and Canadian accredited investors of up to 4,000,000 units at a price of $0.50 per unit for total proceeds of $2,000.000. Proceeds of the offering are intended to fund our plan of development of the Searchlight Project. There is no assurance that the offering or any part of it will be completed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk Factors

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in January, 2000 and since November, 2001 were engaged in the business of biotechnology research and development. In February, 2005 we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4,485,533. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

-	our ability to locate a profitable mineral property

-	our ability to generate revenues

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

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the proposed exploration program of the Searchlight Claims. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at March 31, 2005, we had cash in the amount of $53,654. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of the Searchlight Claims. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on January 14, 2000, and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If no funding is available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Searchlight Claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

If the price of gold declines, our financial condition and ability to obtain future financings will be impaired.

Our business is extremely dependent on the price of gold. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned development and exploration programs.

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for golds industrial, jewellery and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions; and

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

As we undertake exploration of the Searchlight Claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our development and production operations are regulated by both US Federal and State of Nevada environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations may impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

ITEM 3.                     CONTROLS AND PROCEDURES

(A)	Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving our disclosure control objectives. Our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1.
On February 14, 2005, we approved the issuance of 100,000 restricted shares of our common stock to Rock Management Ltd. (the “Consultant”) for consulting services provided to us in January, 2002. The Consultant has represented to us that they are a non-US person as defined in Regulation S of the Securities Act. All securities to be issued to the Consultant will be endorsed with a restrictive legend in accordance with Regulation S of the Securities Act.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)

3.2	Bylaws of L.C.M. Equity, Inc.(1)

3.3	Articles of Incorporation of Uscribble.(1)

3.4	Amended Articles of Incorporation.(3)

3.5	Amended Articles of Incorporation.(6)

4.1	Specimen Stock Certificate.(1)

10.1	Acquisition Agreement.(2)

10.2	2002 Nonqualified Stock Option Plan.(4)

10.3	2003 Nonqualified Stock Option Plan.(5)

10.4	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)

10.5	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)

10.6	Letter Agreement between the Company and Bear Dog Mines Inc. dated February 8, 2005.(8)

10.7	Letter Agreement between the Company and Gold Hunter Inc. dated February 8, 2005.(8)

10.8	Letter Agreement between the Company and Pass Minerals Inc. dated February 8, 2005.(8)

10.9	Letter Agreement between the Company and Britti Gold Inc. dated February 8, 2005.(8)

10.10	Letter Agreement between the Company and Geotech Mining Inc. dated February 8, 2005.(8)

10.11	Letter Agreement between the Company and Gold Crown Inc. dated February 8, 2005.(8)

14.1	Code of Ethics.(7)

99.1	Lease – Kings Road.(3)

99.2	Lease – Porton Down.(3)

99.3	Audit Committee Charter.(7)

99.4	Disclosure Committee Charter.(7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2005. Since March 31, 2005 we have filed the following reports on Form 8-K:
Date of SEC filing of Form 8-K	Description of the Form 8-K
May 19, 2005	Disclosure of appointment of Kyle L. Tingle, CPA, LLC as Phage’s new independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

PHAGE GENOMICS, INC.

By:	“K. Ian Matheson”
K. IAN MATHESON
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer)

Date: May 23, 2005