Form 10QSB/A
period 2005-03-31
PHAGE GENOMICS, INC
filed 2005-06-21
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

This Amended Quarterly Report on Form 10-QSB/A dated June 21, 2005 is being filed to correct an error in the amount of issued and outstanding shares of common stock of Phage Genomics, Inc. (the “Company”) reported in the accompanying interim unaudited financial statements for the three months ended March 31, 2005 (“Quarterly Financials”). The Quarterly Financials have been amended to disclose a total of 19,150,000 shares issued and outstanding as at March 31, 2005 from a total of 12,650,000 as previously stated. The error resulted from a discrepancy between the number of shares that were proposed to be cancelled by management and the number of shares which were actually cancelled by the Company.

Other than the foregoing item and conforming changes related thereto, no part of the Quarterly Report on Form 10-QSB filed on May 26, 2005 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 26, 2005.

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

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$53,654
Total current assets	53,654

Deposit on mineral property claims	19,572

Total assets	$73,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$957,459
Loan payable - related party	404,054
Loan payable	100,000
Total current liabilities	1,461,513

Total liabilities	1,461,513

Commitments and contingencies	-

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares
authorized, 19,150,000 shares issued and outstanding	19,150
Additional paid-in capital	3,314,642
Accumulated other comprehensive loss	(206,397)
Accumulated deficit during development stage	(4,515,682)
Total stockholders' deficit	(1,388,287)

Total liabilities and stockholders' deficit	$73,226

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Three Months Ended		Through
	March 31, 2005	March 31, 2004	March 31, 2005

Revenue	$-	$-	$-

Operating expenses
Research and development	-	110,969	1,900,095
General and administrative	28,418	31,666	1,618,810
Stock based compensation	453,933	2,196	466,516
Depreciation	-	5,513	235,174
Impairment loss on intangible assets	-		173,234
Impairment loss on property and equipment	-	-	86,683

Total operating expenses	482,351	150,344	4,480,512

Loss from operations	(482,351)	(150,344)	(4,480,512)

Other income (expense):
Other income	-	-	282,142
Interest expense, net	-	-	(300,000)

Total other income (expense)	-	-	(17,858)

Loss from operations before provision for income taxes	(482,351)	(150,344)	(4,498,370)

Provision for income taxes	-	-	12,837

Net loss	(482,351)	(150,344)	(4,485,533)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	35,094,444	54,150,000

See Accompanying Notes to Financial Statements

PHAGE GENOMICS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

				Accumulated		Accumulated
				Other		Deficit During	Total
	Common Stock		Additional	Comprehensive	Deferred	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Compensation	Stage	Deficit
Balance, January 14, 2000	-	$-	$-			$-	$-
Issuance of common stock
(recapitalized)	25,000,000	25,000	-			(24,999)	1
Effect of foreign currency translation	0	-	-	3,059	-	-	3,059
Net loss	-	-	-	-	-	(235,028)	(235,028)
Balance, December 31, 2000	25,000,000	25,000	-	3,059	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	5,150,000	5,150	-			(5,150)	-
Effect of foreign currency translation	0	-	-	(2,619)	-	-	(2,619)
Net loss	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	30,150,000	30,150	-	440	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	(70,248)
Net loss	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	30,150,000	30,150	1,337,126	(69,808)	-	(2,209,752)	(912,284)
Debt exchanged for common stock	24,000,000	24,000	1,176,000	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	(50,755)
Net loss	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	54,150,000	54,150	2,525,709	(120,563)	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-
Net loss						(590,462)
Net comprehensive loss	-	-	-	-	-		(700,444)
Balance, December 31, 2004	54,150,000	54,150	2,525,709	(230,545)	-	(4,033,331)	(1,684,017)
Issuance of stock options for
500,000 shares of common stock
to two officers	-	-	453,933	-	-	-	453,933
Issuance of stock options for
250,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	300,000
Return and cancellation of
35,000,000 shares of common stock
stock	(35,000,000)	(35,000)	35,000	-	-	-	-
Effect of foreign currency translation	-	-	-	24,148
Net loss						(482,351)
Net comprehensive loss	-	-	-	-	-		(458,203)
Balance, March 31, 2005	19,150,000	$19,150	$3,314,642	$(206,397)	$-	$(4,515,682)	$(1,388,287)

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

(c) On February 11, 2005, 35,000,000 shares of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

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

OVERVIEW

In February, 2005, we announced the reorganization of Phage from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with our reorganization, we entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp." The board believes that the new name will more accurately reflect our current business activities and promote public recognition of our new business focus. The name change is subject to stockholder approval and the completion of all required legal filings.

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

We recorded a net loss before income taxes of $482,351 and $150,344 for the three month periods ended March 31, 2005 and March 31, 2004, respectively, and have an accumulated deficit of $4,485,533 as at March 31, 2005. We are presently reliant on the financial support of Mr. K. Ian Matheson, our sole officer and director. There is no assurance that Mr. Matheson will continue to provide us with funding if and when needed to continue our operations. For the next twelve months, we anticipate that our minimum cash requirements to fund our proposed exploration program and our continued operations will be $900,000. This is to cover costs staff and all expenses necessary to continue the exploration costs for the Searchlight Project. We are also presently staking additional mineral claims located near the area of the Searchlight Claims.

In order to meet the foregoing cash requirements, we will have to sell securities to, or obtain a loan from, potential investors in Phage. There is no assurance; however, that we will be able to sell any securities or obtain adequate loans. In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail operations.

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

We were incorporated in January, 2000 and, since November, 2001, were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4,485,533. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

-	our ability to locate a profitable mineral property; and

-	our ability to generate revenues.

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

ITEM 1.                     LEGAL PROCEEDINGS

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1.
On February 14, 2005, we approved the issuance of 100,000 restricted shares of our common stock to Rock Management Ltd. (the “Consultant”) for consulting services provided to us in January, 2002. The Consultant has represented to us that they are a non-US person, as defined in Regulation S of the Securities Act. All securities to be issued to the Consultant will be endorsed with a restrictive legend in accordance with Regulation S of the Securities Act.

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

PHAGE GENOMICS, INC.

By:	/s/ K. Ian Matheson
K. IAN MATHESON
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer)

Date: June 21, 2005