Form 10-Q
period 2005-06-30
Searchlight Minerals Corp.
filed 2005-08-16
CIK 1084226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 NOTIFICATION OF LATE FILING (Check one):	OMB APPROVAL
OMB Number: 3235-0058 Expires: March 31, 2006 Estimated average burden hours per response .... 2.50

SEC FILE NUMBER 000-30995

☐ Form 10-K    ☐ Form 20-F    ☐ Form 11-K
☒ Form 10-Q    ☐ Form 10-D    ☐ Form N-SAR    ☐ Form N-CSR

For Period Ended: June 30, 2005

☐	Transition Report on Form 10-K
☐	Transition Report on Form 20-F
☐	Transition Report on Form 11-K
☐	Transition Report on Form 10-Q
☐	Transition Report on Form N-SAR

For the Transition Period Ended:

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

SEARCHLIGHT MINERALS CORP.
Full Name of Registrant

N/A
Former Name if Applicable

2215 Lucerne Circle
Address of Principal Executive Office (Street and Number)

Henderson, NV 89104
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

(b)
The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Management was unable to obtain the business information necessary to complete the preparation of the financial statements of Searchlight Minerals Corp. (the "Company") for the six months ended June 30, 2005 and the review of these financial statements by the Company's auditors in time for filing. Such information is required in order to prepare a complete filing. As a result of this delay, the Company is unable to file its quarterly report on Form 10-QSB within the prescribed time period without unreasonable effort or expense. The Company expects to file within the extension period.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Stephen F.X. O'Neill	360	332-3300
(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

☒ Yes      ☐ No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☐ Yes      ☒ No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

SEARCHLIGHT MINERALS CORP.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2005	By:	/s/ K. Ian Matheson
K. IAN MATHESON
	Title:	President and Chief Executive Officer