Form 10QSB
period 2005-06-30
Searchlight Minerals Corp.
filed 2005-08-22
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period________ to ________

COMMISSION FILE NUMBER 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2215 Lucerne Circle
Henderson, NV	89104
(Address of principal executive offices)	(Zip Code)

(702) 451-4981
Issuer's telephone number

Phage Genomics, Inc.
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2005, the Issuer had 19,950,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "Searchlight" and "our company" mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(formerly known as PHAGE GENOMICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$5,660
Prepaid Expenses	2,000
Total current assets	7,660

Deposit on mineral property claims	19,572

Total assets	$27,232

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$892,401
Loan payable - related party	390,430
Loan payable	170,000
Total current liabilities	1,452,831

Total liabilities	1,452,831

Commitments and contingencies	-

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares
authorized, 19,150,000 shares issued and outstanding	19,150
Additional paid-in capital	3,314,642
Accumulated other comprehensive loss	(145,434)
Accumulated deficit during development stage	(4,613,957)
Total stockholders' deficit	(1,425,599)

Total liabilities and stockholders' deficit	$27,232

See Accompanying Notes to Financial Statements
F-1

SEARCHLIGHT MINERALS CORP.
(formerly known as PHAGE GENOMICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	75,908	-	186,877	1,900,095
Mining exploration expenses	49,606	-	62,350	-	62,350
General and administrative	48,669	10,667	64,343	42,333	1,684,884
Stock based compensation	-	-	453,933	2,196	466,516
Depreciation	-	3,459	-	8,972	235,174
Impairment loss on intangible assets	-	20,002	-	20,002	173,234
Impairment loss on property and equipment	-	-	-	-	86,683

Total operating expenses	98,275	110,036	580,626	260,380	4,608,936

Loss from operations	(98,275)	(110,036)	(580,626)	(260,380)	(4,608,936)

Other income (expense):
Other income	-	-	-	-	282,142
Interest expense, net	-	-	-	-	(300,000)

Total other income (expense)	-	-	-	-	(17,858)

Loss from operations before provision for income taxes	(98,275)	(110,036)	(580,626)	(260,380)	(4,626,794)

Provision for income taxes	-	-	-	-	12,837

Net loss	(98,275)	(110,036)	(580,626)	(260,380)	(4,613,957)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	19,150,000	54,150,000	27,078,177	54,150,000

See Accompanying Notes to Financial Statements
F-2

SEARCHLIGHT MINERALS CORP.
(formerly known as PHAGE GENOMICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Accumulated		Accumulated
				Other		Deficit During	Total
	Common Stock		Additional	Comprehensive	Deferred	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Compensation	Stage	Deficit
Balance, January 14, 2000	-	$-	$-			$-	$-
Issuance of common stock
(recapitalized)	25,000,000	25,000	-			(24,999)	1
Effect of foreign currency translation	0	-	-	3,059	-	-	3,059
Net loss	-	-	-	-	-	(235,028)	(235,028)
Balance, December 31, 2000	25,000,000	25,000	-	3,059	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	5,150,000	5,150	-			(5,150)	-
Effect of foreign currency translation	0	-	-	(2,619)	-	-	(2,619)
Net loss	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	30,150,000	30,150	-	440	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	(70,248)
Net loss	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	30,150,000	30,150	1,337,126	(69,808)	-	(2,209,752)	(912,284)
Debt exchanged for common stock	24,000,000	24,000	1,176,000	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	(50,755)
Net loss	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	54,150,000	54,150	2,525,709	(120,563)	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-
Net loss						(590,462)
Net comprehensive loss	-	-	-	-	-		(700,444)
Balance, December 31, 2004	54,150,000	54,150	2,525,709	(230,545)	-	(4,033,331)	(1,684,017)
Issuance of stock options for
500,000 shares of common stock
to two officers	-	-	453,933	-	-	-	453,933
Issuance of stock options for
250,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	300,000
Return and cancellation of
35,000,000 shares of common stock	(35,000,000)	(35,000)	35,000	-	-	-	-
							-
Effect of foreign currency translation	-	-	-	85,111
Net loss						(580,626)
Net comprehensive loss	-	-	-	-	-		(495,515)
Balance, June 30, 2005	19,150,000	$19,150	$3,314,642	$(145,434)	$ -	$(4,613,957)	$(1,425,599)

See Accompanying Notes to Financial Statements
F-3

SEARCHLIGHT MINERALS CORP.
(formerly known as PHAGE GENOMICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Six Months Ended
	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(580,626)	$(260,380)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	-	8,972
Stock based expenses	453,933	2,196
Impairment Loss	-	20,002
Write-off of fixed assets	1,349	-
Changes in operating assets and liabilities:
Other current assets	(2,000)	30,271
Accounts payable and accrued liabilities	(17,719)	69,446

Net cash used in operating activities	(145,063)	(129,493)

CASH FLOW FROM INVESTING ACTIVITIES
Cash outlay for deposit on mineral property claims	(19,572)	-
Cash paid for intangible assets	-	(4,538)

Net cash used in investing activities	(19,572)	(4,538)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from borrowings from related party	-	142,390
Proceeds from borrowings on loan payable	170,000	-
Loan repaid to related party	-

Net cash provided by financing activities	170,000	142,390

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	(12,642)

NET CHANGE IN CASH	5,365	(4,283)

CASH AT BEGINNING OF YEAR	295	18,198

CASH AT END OF PERIOD	$5,660	$13,915

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$300,000	$-

See Accompanying Notes to Financial Statements
F-4

SEARCHLIGHT MINERALS CORP.
(formerly known as PHAGE GENOMICS, INC.)
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. All adjustments are considered normal and recurring in nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Certain amounts in our prior period consolidated financial statements and notes have been reclassified to conform to the current period presentation.

In April 2005, the Company changed its name from Phage Genomics, Inc. to Searchlight Minerals Corp.

2. GOING CONCERN

Going concern - The Company incurred cumulative net losses of approximately $4,613,957 from operations as of June 30, 2005 and has not commenced its mining operations, rather, still in the development stage, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. LOAN PAYABLE

As of June 30, 2005, loan payable totaling $170,000 consists of borrowings from an unrelated party which is unsecured, due on demand and bears no interest.

F-5

SEARCHLIGHT MINERALS CORP
(formerly known as PHAGE GENOMICS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4. STOCKHOLDER'S DEFICIT

During the six months ended June 30, 2005, the Company's stockholders' activities consisted of the following:

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

5. MINING PROPERTY CLAIMS

On June 30, 2005, the board of directors approved completing the purchase of twenty (20) mineral claims located in Searchlight, Nevada for a total of 700,000 shares of its common stock which had not been issued as of June 30, 2005. The value of this purchase will total approximately $40,000 or $2,000 per mineral claim.

6. JOINT VENTURE AGREEMENT

On June 1, 2005, the Company entered into an Assignment Agreement with Nanominerals Corp. ("NMC") for the assignment of a Joint Venture Agreement Nano had entered into on May 20, 2005 with Verde River Iron Company, LLC. As consideration for the assignment of the Joint Venture Agreement, the Company will provide payment of $690,000 in cash for project acquisition costs, 5% net smelter return royalty to NMC, majority seats on the board of directors of the Company and stock warrants for the purchase of 6,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. Additionally, the Company will assume provisions of the Joint Venture Agreement which among other things, require an infusion of $3,000,000 of working capital during Phase I into a newly formed entity which will provide the operations related to the Joint Venture Agreement and $27,000,000 of working capital during Phase II. The Joint Venture Agreement purpose is to pursue the processing of copper smelter slag at the Clarkdale smelter site located in Clarkdale, Arizona. As of June 30, 2005, the Company has not provided the consideration related to the Assignment Agreement although, anticipates such consideration to be provided by the third quarter of 2005.

7. Private Placement

On June 20, 2005 the Company engaged Clarion Finanz AG to act as agent, on a best efforts basis, for the private placement of up to 4,000,000 units of the Company's securities at a price of $0.50 per unit ("Unit") to accredited investors in the United States pursuant to Regulation D of the Securities Act of 1933 and non-U.S. investors pursuant to Regulation S of the Securities Act of 1933 (the "Offering"). Each Unit will consist of one common share of the Company's common stock and one half of one share purchase warrant, with each whole warrant entitling the holder thereof to purchase an additional share of the Company's common stock at a price of $1.25 per share for a period of nine months following the closing of the Offering. As of June 30, 2005, the Company has not commenced the Offering but anticipates to so during the third quarter of 2005.

F-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

We are a development stage company engaged in the acquisition and exploration of mineral properties. In February, 2005, we announced the reorganization of Searchlight from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with our reorganization we entered into mineral option agreements to acquire an interest in 20 mineral claims (the "Searchlight Claims") representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp." Our name was changed to "Searchlight Minerals Corp." effective June 23, 2005.

We subsequently entered into an assignment agreement with Nanominerals Corp., a Nevada Corporation ("NMC") dated for reference June 1, 2005 (the "Assignment Agreement"), pursuant to which NMC assigned all of its interest in a joint venture agreement (the "JV Agreement") dated May 20, 2005 between NMC and Verde River Iron Company, LLC, a Nevada limited liability company ("Verde"). The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the "Clarkdale Slag Project"). As a condition of closing of the Assignment Agreement, the parties agreed, among other things, to appoint sufficient nominees of NMC to our board of directors to constitute a majority of our board of directors following execution of the Assignment Agreement. The nominees of NMC, Carl S. Ager, Robert D. McDougal, and Ian R. McNeil, were appointed to our board of directors effective July 25, 2005.

We are presently in the development stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of mineral properties we acquire. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims and the Clarkdale Slag Project in order to assess whether they possess mineral reserves capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight's share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. See "Searchlight Option Agreements" and "Clarkdale Slag Project" below. We can provide no assurance that we will discover mineral reserves on any properties we acquire.

Recent Developments

We experienced the following significant developments since our last fiscal quarter ended March 31, 2005:

1.
On August 22, 2005 we entered into an engagement letter (the "Dominick Engagement Letter") with Dominick & Dominick Securities Inc. ("Dominick") pursuant to which Dominick agreed to act as agent, on a best efforts basis, for the private placement of up to 4,000,000 units of our securities at a price of $0.50 per unit (each a "unit") to non-U.S. investors pursuant to Regulation S of the Securities Act (the "Dominick Offering"). Pursuant to the terms of the Dominick Engagement Letter each unit will consist of one common share of our common stock and one half of one share purchase warrant, with each whole warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $1.25 per share for a period of nine months following the closing of the Dominick Offering. In consideration for acting as agent for the offering, Dominick will receive: (i) a corporate finance fee of $45,500, (ii) a commission equal to 10% of the gross proceeds of the Dominick Offering, and (iii) non-assignable share purchase warrants equal to 10% of the number of units sold pursuant to the Dominick Offering, exercisable at a price of $0.50 per unit for a period of nine months following the closing of the Dominick Offering; and (iv) a right of first refusal to act as co-agent or co-underwriter on a 50/50 basis with Clarion Finanz AG to act as underwriter or agent in respect of any subsequent public offering or private placement of equity in Canada or the U.S. by Searchlight for a period of 18 months following the closing of the offering. As a condition of the engagement, we agreed to use our best efforts to file with the SEC a registration statement on form SB-2 registering the common stock underlying the units, and have the registration statement declared effective within 120 days of the closing date of the Dominick Offering. The engagement letter is subject to the completion of due diligence by the agent and execution of a standard form agency agreement between us and the agent. Proceeds of the Dominick Offering are intended to fund our working capital and plan of development of our Searchlight and Clarkdale projects. There is no assurance that the Dominick Offering or any part of it will be completed.

2.
On July 26, 2005 we approved a private placement to accredited investors of up to 4,000,000 units at a price of $0.50 per unit pursuant to Regulation D of Rule 506 of the United States Securities Act ("Regulation D"), with each unit consisting of one share of our common stock and one half of one share purchase warrant, each whole warrant entitling the subscriber to purchase an additional share of our common stock for a period of nine months following the date of issuance at an exercise price equal to $1.25 US per share. There is no assurance that the Regulation D offering or any part of it will be completed.

3.
On July 22, 2005 we approved an amendment to our bylaws to amend Article III "Board of Directors", Section 1(a). The change in the bylaws was necessary because to specify the number of directors and the method for determining that number. Under the new provision, the number of directors will be a number to be fixed by the Board of Directors that is not less than one (1) nor more than twelve (12). We subsequently amended our bylaws on August 9, 2005 to remove a restriction in our constating documents with respect to our authorized number of stockholders.

4.
In connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp." Our name was changed to "Searchlight Minerals Corp." effective June 23, 2005.

5.
On June 21, 2005, we entered into extension agreements with the owners of the Searchlight Claims extending the Restructuring Date under the Option Agreements to June 30, 2005. Subsequently, on June 30, 2005, we approved the issuance of 700,000 restricted shares of our common stock to the claim owners in connection with the Option Agreements. The issuance was completed pursuant to Section 4(2) of the Securities Act. See "Searchlight Option Agreements" below.

6.
We entered into an assignment agreement with Nanominerals Corp. dated for reference June 1, 2005, pursuant to which NMC assigned all of its interest in a joint venture agreement dated May 20, 2005 between NMC and Verde River Iron Company, LLC, a Nevada limited liability company ("Verde"). The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona. See "Acquisition of Clarkdale Slag Project" below.

7.
Pursuant to the terms of the Assignment Agreement with NMC, the nominees of NMC, Carl S. Ager, Robert D. McDougal, and Ian R. McNeil, were appointed to our board of directors effective July 25, 2005. Presently our board of directors consists of the following: K. Ian Matheson, Carl S. Ager, Robert D. McDougal, and Ian R. McNeil. See "Acquisition of Clarkdale Slag Project" below.

8.
We entered into an engagement letter on June 20, 2005 (the "Clarion Engagement Letter") with Clarion Finanz AG ("Clarion") pursuant to which Clarion agreed to act as agent, on a best efforts basis, for the private placement of up to 4,000,000 units of our securities at a price of $0.50 per unit (each a "unit") to non-U.S. investors pursuant to Regulation S of the Securities Act (the "Clarion Offering"). Pursuant to the terms of the Clarion Engagement Letter each unit will consist of one common share of our common stock and one half of one share purchase warrant, with each whole warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $1.25 per share for a period of nine months following the closing of the Clarion Offering. In consideration for acting as agent for the offering, Clarion will receive: (i) a commission equal to 10% of the gross proceeds of the Clarion Offering, (ii) non-assignable share purchase warrants equal to 10% of the number of units sold pursuant to the Clarion Offering, exercisable at a price of $0.50 per unit for a period of nine months following the closing of the Clarion Offering; and (iii) a right of first refusal to act as co-agent or co-underwriter on a 50/50 basis with Dominick to act as underwriter or agent in respect of any subsequent public offering or private placement of equity in Canada or the U. S. by Searchlight for a period of 18 months following the closing of the offering. As a condition of the engagement, we agreed to use our best efforts to file with the SEC a registration statement on form SB-2 registering the common stock underlying the units, and have the registration statement declared effective within 120 days of the closing date of the Clarion Offering. The engagement letter is subject to the completion of due diligence by the agent and execution of a standard form agency agreement between us and the agent. Proceeds of the Clarion Offering are intended to fund our working capital and plan of development of our Searchlight and Clarkdale projects. There is no assurance that the Clarion Offering or any part of it will be completed.

Acquisition of Clarkdale Slag Project

We entered into an assignment agreement with Nanominerals Corp., a Nevada Corporation dated for reference June 1, 2005, pursuant to which NMC assigned all of its interest in a joint venture agreement dated May 20, 2005 between NMC and Verde River Iron Company, LLC, a Nevada limited liability company. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona.

Pursuant to the terms of the Assignment Agreement, in consideration of the assignment of NMC's rights in the Clarkdale Slag Project to us, we agreed to:

(i)	Repay NMC $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement.

(ii)	Assign NMC a five percent net smelter return royalty payable from Searchlight's share of production from the Clarkdale Slag Project.

(iii)	Appoint sufficient nominees of NMC to Searchlight's board of directors to constitute a majority of the board following execution of the Assignment Agreement.

(iv)
Issue to NMC or its designate, 6,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share.

(v)
Provide confirmation to NMC, that Searchlight has received funds of $2,000,000 pursuant to Searchlight's private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside of the U.S.

Under the terms of the JV Agreement, NMC and Verde agreed to form a jointly owned limited liability operating company ("OPCO") to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract byproducts from the slag for commercial resale. Pursuant to the terms of the JV Agreement, the parties agreed, among other things, to the following:

(i)
NMC agreed to contribute $530,000 to Verde on execution of the JV Agreement (the "Initial Payment") for use by Verde for payment of certain expenses including expenses relating to the four phase work program for the Clarkdale Slag Project.

(ii)
NMC agreed to fund all expenditures for Phase I of the work program and upon completion of Phase I, NMC agreed to fund OPCO by depositing $3,000,000 into OPCO's account within 14 days of the completion of Phase I. At the time NMC makes the $3,000,000 payment, Verde agreed to transfer all right to process the Clarkdale Slag Project slag pile to OPCO and grant a license to use the project site for the project.

(iii)	NMC agreed after completion of a bankable feasibility study in Phase II to contribute $27,000,000 ("Project Funding Payment") to OPCO within 90 days of receipt of the study.

(iv)	Verde is not required to contribute any funds for project expenses.

(v)
In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project until NMC receives an amount equal to two times the amount of its total investment in the project.

(vi)
NMC agreed that a principal of Verde, will be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment and net cash flow of the project before any money is distributed to NMC and Verde.

Searchlight Option Agreements

On February 10, 2005, we entered into option agreements (the "Option Agreements") with the following owners (collectively the "Claim Owners") of the Searchlight Claims:

1.
Option Agreement among Searchlight, K. Ian Matheson, our sole officer and director, Searchlight Minerals, Inc. ("SMI"), and Pilot Plant Inc. to acquire an interest in the following mineral claims: Rio Raga 300, Rio Raga 301, Rio Raga 302, Rio Raga 303, Rio Raga 307, Rio Raga 309, Rio Raga 312, and Rio Raga 313;

2.
Option Agreement among Searchlight, K. Ian Matheson, SMI, Kiminco Inc. and Pass Minerals Inc., to acquire an interest in the following mineral claims: P.V. Red 11, P.V. Red 12, P.V. Red 13, and P.V. Red 14;

3.	Option Agreement among Searchlight, K. Ian Matheson, SMI, Beardog Mines Inc. to acquire an interest in the Rio Raga 304 mineral claim;

4.	Option Agreement among Searchlight, K. Ian Matheson, SMI, Goldhunter Inc. to acquire an interest in the Rio Raga 305 mineral claim;

5.	Option Agreement among Searchlight, K. Ian Matheson, SMI, Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, and Michael I. Matheson to acquire an interest in the Rio Raga 306 mineral claim;

6.	Option Agreement among Searchlight, K. Ian Matheson, SMI, Britti Gold Inc. to acquire an interest in the Rio Raga 308 mineral claim;

7.
Option Agreement among Searchlight, K. Ian Matheson, SMI, Michael D. Anderson, Geosearch Inc., Geotech Mining Inc., and Patrick B. Matheson to acquire an interest in the Rio Raga 310 and Rio Raga 311 mineral claims; and

8.	Option Agreement among Searchlight, K. Ian Matheson, SMI, and Gold Crown Minerals Inc. to acquire an interest in the PV Brown 193 and PV Brown 301 mineral claims.

Prior to entering into the Option Agreements with Searchlight, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. ("SMI"). Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the "Acknowledgements"): (i) the assignment of SMI's interest in the Searchlight Claims to Searchlight; (ii) the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI; (iii) that following the issuance of 140,000 shares of the common stock of Searchlight to each Claim Owner, all of the Claim Owner's rights and interests in the Searchlight Claims will be vested in Searchlight, (iv) the appointment of K. Ian Matheson as director and officer of Searchlight to proceed with a restructuring of the business of Searchlight; and (v) during the term of the agreement, to allow Searchlight and its authorized agents to have exclusive rights to access the Searchlight Claims for all purposes including prospecting, exploring, developing, trenching, stripping, excavating, sampling and conducting any and all exploration and development activities for the purpose to determining the mineral or metal content of the property and the right to remove from the property all such materials and minerals deemed necessary to properly test, explore or develop the property.

In consideration of the Acknowledgments, Searchlight agreed, among other things to: (i) complete a corporate restructuring of its business by March 31, 2005 (the "Restructuring Date"); (ii) include any shares of its common stock issued to the Claim Owners in any subsequent registration statement filed by Searchlight under the Securities Act; (iii) make all regulatory or government payments required to maintain the Searchlight Claims in good standing during the term of the agreement, and (iv) issue to each Claim Owner 140,000 restricted shares in the common stock of Phage in the following manner:

(a)	35,000 shares upon or before the expiry of the third day following the Restructuring Date;

(b)	35,000 shares upon or before the first anniversary date of the Restructuring Date;

(c)	35,000 shares upon or before the second anniversary date of the Restructuring Date; and

(d)	35,000 shares upon or before the third anniversary date of the Restructuring Date.

On June 21, 2005, we entered into extension agreements with the Claim Owners extending the Restructuring Date under the Option Agreements to June 30, 2005. On June 30, 2005 we approved the issuance of 700,000 restricted shares of our common stock to the Claim Owners in accordance with the terms of the Option Agreements. We will not acquire title to the Searchlight Claims until we complete the issuance of 140,000 shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements. Following our entry into the Option Agreements, K. Ian Matheson was appointed as an officer and director of Searchlight in February, 2005. K. Ian Matheson and associated companies have a 25.625% net interest in the Searchlight Claims. Although the Option Agreements were not negotiated at "arms-length", management deemed it reasonable and in the best interest of Searchlight to enter into the Option Agreements based on certain criteria, such as the potential for discovering mineral reserves on the Searchlight Claims and the potential benefit to Searchlight's stockholders of entering into the transaction.

In connection with our corporate restructuring we agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims.

Reclamation Permit

On April 22, 2005, Pilot Plant Inc. ("PPI"), the owner of certain of the Searchlight Claims, received a reclamation permit from the Nevada Bureau of Mining Regulation and Reclamation ("BMRR") for its proposed work program on certain of the Searchlight Claims. We acquired an interest in the claims subject to the reclamation permit received by PPI through our Option Agreement with PPI.

Pursuant to the terms of the reclamation permit, PPI received the authorization to proceed with the reclamation of the mine located on the Rio Raga 304 claim and to pursue PPI's planned exploration program on certain of its claims, in the following manner:

Exploration Phase	Project	Location	Size
Phase I - Exploration Program	Drilling of 18 Sites	Section 1, 12, 13, 24 and 25 T. 29 S., R. 63 E. and portions of Sections 19 and 30, T. 29S., R. 64 E., MDM, Clark County, Nevada	1.8 Acres
Phase II - Mine Reclamation	Pit and Set Backs	Section 13, T. 29S., R. 63 E., MDM, Clark County, Nevada	41.5 Acres
	Plant Site		3.2 Acres
	Access Road		1 Acre

The reclamation permit is subject to a number of conditions, including the following:

1.	Prior to commencement of any proposed activities with respect to Phase I of its work program, PPI must post a surety bond in the amount of $27,528.86 with the BMRR by July 3, 2005;

2.	Prior to commencement of any proposed activities with respect to Phase II of its work program, PPI must post a surety bond in the amount of $153,031.22 with the BMRR by July 3, 2005;

3.	The payment of the annual reclamation fees to the BMRR by April 15 of each year;

4.
The submission of a report by the operator of the property by April 15 of each year, detailing the status and production of the operation and identifying each acre of land affected and reclaimed by the operation; and

5.	PPI agrees to leave the project site safe, stable and capable of providing for a productive post- mining land use.

The permit is valid for the life of the project and becomes effective upon receipt of an acceptable surety by the BMRR. We agreed, upon receipt of additional financing, to post by July 3, 2005 the surety bond for the approved two phase exploration program. On June 21, 2005 the BMRR extended the deadline for posting our surety bond with the BMRR to September 23, 2005.

PLAN OF OPERATION

We have developed an exploration work program for the Searchlight Project. Upon the filing of an acceptable surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the BMRR, we intend to proceed with the two phase exploration program approved in connection with the reclamation permit received by PPI. The intent of the 2005 exploration work program is to drill 18 exploratory holes and test and develop a 40 acre pit to determine if there is mineralized material on the property. We expect to rent a drill rig and employ drillers to conduct the drilling. Independent geologists and engineers are expected to be engaged to certify the work. Budget for this work is estimated to cost approximately $800,000. We also intend to use the proceeds of the Dominick Offering and the Clarion Offering, if completed, to fund the acquisition of our interest in the Clarkdale Slag Project and the work program outlined under the JV Agreement with Verde.

We recorded a net loss before income taxes of $580,626 for the six months ended June 30, 2005 and have an accumulated deficit of $4,613,957 as at June 30, 2005. We are presently reliant on the financial support of Mr. K. Ian Matheson, our President and director. There is no assurance that Mr. Matheson will continue to provide us with funding if and when needed to continue our operations. For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,800,000. This is to cover costs staff and all expenses necessary to continue the exploration costs for the Searchlight Project and the Clarkdale Slag Project.

In order to meet the foregoing cash requirements, we will have to sell securities to, or obtain a loan from, potential investors in Searchlight. There is no assurance; however, that we will be able to sell any securities or obtain adequate loans. In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail operations.

Liquidity and Financial Condition

Working Capital
			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$ 27,232	$ 1,644	93.9%
Current Liabilities	$ 1,452,831	$ 1,685,661	(13.8)%
Working Capital (Deficit)	$ 1,425,599	$ 1,684,017	(15.3)%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from (used in) Operating Activities	$ (145,063)	$ (129,493)
Cash Flows from (used in) Investing Activities	$ (19,572)	$ (4,538)
Cash Flows from (used in) Financing Activities	$ 170,000	$ 142,390
Net Increase (decrease) in Cash During Period	$ 5,365	$ (4,283)

We have a working capital deficiency of $1,425,599 and an accumulated deficit of $4,613,957 as of June 30, 2005. During the six months ended June 30, 2005 we received loans totalling $170,000 from unrelated parties. The loans are unsecured and payable on demand.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and Clarkdale Slag Project. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the year ended December 31, 2004, that there is substantial doubt that we will be able to continue as a going concern.

Proceeds of the Clarion Offering and Dominick Offering are intended to fund our plan of development of the Searchlight Project and acquisition of the Clarkdale Slag Project. There is no assurance that the offerings will be completed. There is no assurance; however, that we will be able to complete any of the proposed private placements of our securities. In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Audited Financial Statements, which are included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Risks and Uncertainties

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in January, 2000 and since November, 2001, were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4,613,957. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

Our current operating funds are insufficient to complete the proposed exploration program of the Searchlight Claims. Therefore, we will need to obtain additional financing in order to complete our full business plan. As at June 30, 2005, we had cash in the amount of $5,660. We currently do not have any operations and we have no income. Our plan of operations calls for significant expenses in connection with the exploration of the Searchlight Claims. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on January 14, 2000, and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. We have not earned any revenues to date.

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

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.
On June 30, 2005, we approved the issuance of 700,000 shares of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that each claim owner was a sophisticated investor and was in a position of access to relevant and material information regarding our operations. Each claim owner delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Certificate of Amendment to Articles of Incorporation - name change to "Regma Bio Technologies Limited."(3)
3.5	Certificate of Amendment to Articles of Incorporation - name change to "Phage Genomics, Inc."(6)
3.6	Certificate of Amendment to Articles of Incorporation - name change to "Searchlight Minerals Corp."
3.7	Amended Bylaws dated July 22, 2005.(9)
3.8	Amended Bylaws dated August 9, 2005.
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)
10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between Searchlight Minerals Corp. (the "Company") and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between the Company and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between the Company and Gold Hunter Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between the Company and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between the Company and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between the Company and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between the Company and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between the Company and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)

Exhibit
Number	Description of Exhibit
10.19	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Company and Nanominerals Corp. (11)
10.21	Engagement Letter dated May 9, 2005 between the Company and Dominick & Dominick Securities Inc.
14.1	Code of Ethics.(7)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended June 30, 2005, we have filed the following reports on Form 8-K to date:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
May 18, 2005	May 19, 2005, amended May 23, 2005 and June 3, 2005	Item 4.01 Disclosure of Changes in the Company's Certifying Accountant - Appointment of Kyle L. Tingle, CPA, LLC as Searchlight's new independent auditors.
June 1, 2005	June 16, 2005	Item 1.01 Entry into a Material Definitive Agreement - Assignment Agreement dated for reference June 1, 2005 between Phage Genomics, Inc. and Nanominerals Corp.
June 20, 2005	June 24, 2005	Item 1.01 Entry into a Material Definitive Agreement - Entry into an engagement letter on June 20, 2005 with Clarion Finanz AG and Entry into extension agreements with the Claim Owners extending the Restructuring Date to June 30, 2005 under the Searchlight Mineral Claims Option Agreements.
July 22, 2005	July 29, 2005	Item 5.03 Amendment to Bylaws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SEARCHLIGHT MINERALS CORP.

	By:	/s/ K. Ian Matheson
Date: August 19, 2005		K. IAN MATHESON
President and Chief Executive Officer
(Principal Executive Officer
and Principal Financial Officer)