Form 10QSB
period 2005-09-30
Searchlight Minerals Corp.
filed 2005-11-21
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to ______________

COMMISSION FILE NUMBER 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#120 - 2441 W. Horizon Ridge Pkwy
Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(702) 939-5247
Issuer's telephone number

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 18, 2005, the Issuer had 52,150,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Searchlight” and “our company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$1,373,161
Total current assets	1,373,161

Property and equipment, net	15,947
Mining concessions	817,134
Deposits	180,500

Total assets	$2,386,742

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$987,277
Loan payable - related party	387,102
Total current liabilities	1,374,379

Total liabilities	1,374,379

Commitments and contingencies

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 52,150,000 shares issued and outstanding	52,150
Additional paid-in capital	6,084,449
Common stock subscribed	15,000
Accumulated other comprehensive loss	(131,999)
Accumulated deficit during development stage	(5,007,236)
Total stockholders' equity	1,012,364

Total liabilities and stockholders' equity	$2,386,742

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	-	186,877	1,900,095
Mining exploration expenses	275,563	-	338,453		337,913
General and administrative	163,575	12,342	245,377	54,675	1,835,737
Stock based compensation	-	-	435,933	2,196	466,516
Depreciation	139	3,021	139	11,993	235,313
Impairment loss on intangible assets	-	-	-	20,002	173,234
Impairment loss on property and equipment	-	-	-	-	86,683

Total operating expenses	439,277	15,363	1,019,902	275,743	5,035,491

Loss from operations	(439,277)	(15,363)	(1,019,902)	(275,743)	(5,035,491)

Other income (expense):
Other income	-	-	-	-	282,142
Gain on Settlement	45,997	-	45,997		45,997
Interest expense, net	-	-	-	-	(300,000)

Total other income (expense)	45,997	-	45,997	-	28,139

Loss from operations before provision for income taxes	(393,280)	(15,363)	(973,905)	(275,743)	(5,007,352)

Provision for income taxes	-	-	-	-	12,837

Net loss	(393,280)	(15,363)	(973,905)	(275,743)	(4,994,515)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	52,150,000	108,300,000	50,314,432	108,300,000

See Accompanying Notes to Financial Statements

 SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

				Accumulated			Accumulated
				Other			Deficit During	Total
	Common Stock		Additional	Comprehensive	Common Stock	Deferred	Development	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity

Balance, January 14, 2000	-	$-	$-				$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)				(24,999)	1

Effect of foreign currency translation	0	-	-	3,059	-	-	-	3,059

Net loss	-	-	-	-	-	-	(235,028)	(235,028)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)				(5,150)	-

Effect of foreign currency translation	0	-	-	(2,619)	-	-	-	(2,619)

Net loss	-	-	-	-	-	-	(765,179)	(765,179)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)

Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000

Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)

Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000

Deferred compensation	-	-	12,583	-	(12,583)	(12,583)	-	(12,583)

Amortization of deferred
compensation	-	-	-	-	10,387	10,387	-	20,774

Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)

Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	(2,196)	(2,196)	(3,442,869)	(987,965)

Amortization of deferred
compensation	-	-	-	-	2,196	2,196	-	4,392

Effect of foreign currency translation	-	-	-	(109,982)	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)

Issuance of stock options for
500,000 shares of common stock
to two officers	-	-	453,933	-	-	-	-	453,933

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-

Issuance of common stock
for 20 mining concessions	1,400,000	1,400	38,600	-	-	-	-	40,000

Issurance of common stock
in satisfaction of debt, $0.36 per share	200,000	200	71,800	-	-	-	-	72,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$222,040 commissions and legal fees	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$149,653 commission and legal fees	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Common stock subscribed					15,000			15,000

Effect of foreign currency translation	-	-	-	98,546	-	-	-

Net loss							(973,905)
Net comprehensive loss	-	-	-	-	-	-	-	(875,359)

Balance, September 30, 2005	52,150,000	$52,150	$6,084,449	$(131,999)	$15,000	$-	$(5,007,236)	$1,012,364

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973,905)	$(275,743)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	139	11,993
Stock based expenses	422,490	2,196
Impairment Loss		20,002
Gain on settlement	(45,997)
Write-off of fixed assets	1,349	-
Changes in operating assets and liabilities:
Other current assets	(180,500)	32,443
Accounts payable and accrued liabilities	205,259	63,671

Net cash used in operating activities	(571,165)	(145,438)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(777,134)	-
Cash paid for intangible assets	-	(4,538)
Purchase of fixed assets	(16,085)	-
Net cash used in investing activities	(793,219)	(4,538)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,722,250	-
Proceeds from borrowings from related party	-	149,149
Proceeds from subscribed stock	15,000	-

Net cash provided by financing activities	2,737,250	149,149

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	(4,891)

NET CHANGE IN CASH	1,372,866	(5,718)

CASH AT BEGINNING OF YEAR	295	18,198

CASH AT END OF PERIOD	$1,373,161	$12,480

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-
Income Taxes Paid	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$300,000	$-

Stock issued for conversion of accounts payable, 100,000 shares at $0.72	$72,000	$-

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern – The Company incurred cumulative net losses of approximately $5,007,000 from operations as of September 30, 2005 and has not commenced its mining operations, rather, still in the development stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

3. STOCKHOLDER’S EQUITY

On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

During the six months ended September 30, 2005, the Company’s stockholders’ activities consisted of the following:

a)

On February 10, 2005, the Company issued an irrevocable stock option to purchase 500,000 shares (post stock split) of the Company at $0.25 per share expiring on February 10, 2010 to settle the convertible debt balance of $300,000.

b)

On February 10, 2005, the Company granted two directors an irrevocable stock option to purchase 500,000 shares (post stock split) each of the Company at $0.25 per share expiring two years after the director resigns from the Company. The fair value under the Black-Scholes option pricing model totaled $453,933 which was recorded as an expense as of September 30, 2005.

c)	On February 11, 2005, 60,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share

d)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

e)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.36 per share for reduction of debt at $72,000.

f)	On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral concessions valued at $40,000.

g)	On August 31, 2005, the Company issued 12,780,000 shares (post stock split) of common stock for cash at $0.25 per share.

h)	On September 16, 2005, the Company issued 11,720,000 shares (post stock split) of common stock for cash at $0.25 per share.

i)	On September 6, 2005, the Company issued 460,000 (post stock split) shares of common stock for cash at $0.25 per share.

j)	As of September 30, 2005, the Company had received 15,000 for the purchase of stock that had not been issued and is included as common stock subscribed.

SEARCHLIGHT MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

4. JOINT VENTURE AGREEMENT

On October 24, 2005, the Company completed the acquisition of all of Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“Verde”). The JV Agreement will allow the processing and extraction of minerals from a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (“Clarkdale Slag Project”). The consideration for the acquisition of NMC’s interest in the JV Agreement consisted of the following:

(i)	Repayment to NMC of $690,000 is respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement;

(ii)	Assignment to NMC of a five percent net smelter return royalty payable from the Company’s share of production from the Clarkdale Slag Project;

(iii)	Appointment of nominees of NMC to the Company’s board of directors to constitute a majority of the board;

(iv)	Issuance to NMC or its designates, warrants to purchase 12,000,000 shares (post stock split) of the Company’s common stock at exercise price of $0.375 per share exercisable for a term of 10 years; and

(v)

Providing confirmation to NMC, that the Company has received funds of $2,000,000 pursuant to its private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside the U.S.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

We are a development stage company engaged in the acquisition and exploration of mineral properties. In February, 2005, we announced the reorganization of Searchlight from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with our reorganization we entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp.” Our name was changed to “Searchlight Minerals Corp.” effective June 23, 2005.

On October 24, 2005, we acquired a 50% interest in a joint venture agreement (the “JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC, a Nevada limited liability company (“Verde”). The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). The slag contained on the Clarkdale Slag Project site was produced as smelter rejects from prior processing of copper ores. Subject to implementing a drilling and sampling program that indicate that the project is feasible, we intend to re-process the slag pile using an extraction process developed using industry standard metallurgy. We acquired our interest in the Clarkdale Slag Project pursuant to an assignment agreement with Nanominerals Corp., a Nevada Corporation (“NMC”) dated for reference June 1, 2005, as amended August 31, 2005 and October 24, 2005, pursuant to which NMC assigned all of its interest in the JV Agreement to us. See “Clarkdale Slag Project” below.

We are presently in the development stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of mineral properties we acquire. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims and the Clarkdale Slag Project in order to assess whether they possess mineral reserves capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. See “Searchlight Option Agreements” and “Clarkdale Slag Project” below. We can provide no assurance that we will discover mineral reserves on any properties we acquire.

Recent Developments

We have experienced the following significant developments since our last fiscal quarter ended March 31, 2005:

1.

During the quarter ended September 30, 2005, metallurgical studies have been performed on the Clarkdale Project site. Drilling has begun on the slag pile and work on the drill hole samples is expected to commence by early 2006. We expect some preliminary results of the aforementioned samples by early 2006. Metallurgical studies have also been performed on the Searchlight Project site. Chain of Custody surface samples and bulk samples have been taken from the project area and analytical work on the samples has begun. We expect some preliminary results of the Searchlight Project samples in early 2006.

2.

On October 24, 2005, we entered into an amendment (the “Amended Assignment Agreement”) to the assignment agreement between us and NMC dated for reference June 1, 2005, as amended August 31, 2005 (the ”Assignment Agreement”), for the purpose of clarifying Searchlight’s obligation to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the “Amended Assignment Agreement”) resulting from the processing and extraction of minerals from a copper smelter slag located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). As at October 24, 2005, we fulfilled our obligations under the terms and conditions of the Assignment Agreement.

3.

In connection with the acquisition of our interest in the Clarkdale Slag Project and in accordance with the terms of the Assignment Agreement, we completed the following issuances of securities: (i) we issued to NMC a warrant to purchase 10,000,000 (post-split) shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Section 4(2) of the Securities Act of 1933; and (ii) we issued to NMC’s designate, Clarion Finanz AG (“Clarion”), a warrant to purchase 2,000,000 (post-split) shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Regulation S of the Securities Act of 1933. See “Acquisition of Clarkdale Slag Project” and “Item 2. Unregistered sales of equity securities and use of proceeds”, below.

4.

Effective October 7, 2005, K. Ian Matheson resigned as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Searchlight Minerals Corp. (the “Company”). Mr. Matheson continues to serve as a member of the Board of Directors. In place of Mr. Matheson, Ian R. McNeil, a member of Searchlight’s Board of Directors, was appointed as our Chief Executive Officer and President and Carl Ager, also a member of the our Board of Directors, was appointed as Chief Financial Officer, Secretary and Treasurer.

5.

Effective September 30, 2005, we completed a two-for-one split of our issued and outstanding common stock. As a result of the stock split, Searchlight’s authorized capital has increased from 200,000,000 shares of common stock with a par value of $0.001 per share, of which 26,075,000 shares were issued and outstanding, to 400,000,000 shares of common stock with a par value of $0.001 per share, of which 52,150,000 were issued and outstanding as at September 30, 2005. As a result of the stock split, the symbol under which our shares trade on the OTC Bulletin Board had been changed from “SLGT” to “SRCH,” effective September 30, 2005.

6.

On September 6, 2005, we entered into lease agreement with Burnett & Williams, LLC, a Nevada limited liability company (“B&W”) for the lease of our head office located at 2441 W. horizon Ridge Parkway, Henderson NV 89052 at a rate of $3,100 per month. The lease is for a term of six months commencing September 15, 2005. The lease term is renewable at our option for a further six months on the same terms and conditions.

7.

Following the closing of the U.S. Private Placement, the European Private Placement and the Canadian Private Placement (each as defined below), we raised aggregate gross proceeds of $3.055 Million from three private placements. See “Item 2. Unregistered sales of equity securities and use of proceeds”, below.

8.

We posted a cash bond in the amount of $180,500 with the Nevada Bureau of Land Management, in accordance with the terms of our reclamation permit for the Searchlight project granted by the Nevada Bureau of Mining Regulation and Reclamation on April 22, 2005. See “Reclamation Permit”, below.

Acquisition of Clarkdale Slag Project

We entered into an assignment agreement with Nanominerals Corp., a Nevada Corporation dated for reference June 1, 2005, as amended August 31, 2005 and October 24, 2005 pursuant to which NMC assigned all of its interest in the JV Agreement to us. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona.

Pursuant to the terms of the Assignment Agreement, in consideration of the assignment of NMC’s rights in the Clarkdale Slag Project to us, we agreed to:

(i)	Repay NMC $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement.

(ii)	Assign NMC a five percent net smelter return royalty payable from Searchlight’s share of production from the Clarkdale Slag Project.

(iii)	Appoint sufficient nominees of NMC to Searchlight’s board of directors to constitute a majority of the board following execution of the Assignment Agreement.

(iv)

Issue to NMC, or its designate, 6,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share.

(v)

Provide confirmation to NMC, that Searchlight has received funds of $2,000,000 pursuant to Searchlight’s private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside of the U.S.

On October 24, 2005, we entered into an amendment (the “Amended Assignment Agreement”) to the Assignment Agreement, for the purpose of clarifying Searchlight’s obligation to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the Amended Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. As at October 24, 2005, we fulfilled our obligations under the terms and conditions of the Assignment Agreement.

Following our acquisition of NMC’s interest in the Clarkdale Slag Project we are presently proceeding with the joint venture with Verde. Under the terms of the JV Agreement, we intend to form a jointly owned limited liability operating company (“OPCO”) to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract byproducts from the slag for commercial resale. Pursuant to the terms of the JV Agreement, we are subject to the following, payments and conditions:

(i)

We are required to fund all expenditures for Phase I of the work program and we must pay $3,000,000 into OPCO’s account within 14 days of the completion of Phase I. At the time we make the $3,000,000 payment to Verde, Verde agrees to transfer all right to process the Clarkdale Slag Project slag pile to OPCO and grant us a license to use the project site for the project.

(ii)	after completion of a bankable feasibility study in Phase II, we are required to contribute $27,000,000 (“Project Funding Payment”) to OPCO within 90 days of receipt of the study.

(iii)	Verde is not required to contribute any funds for project expenses.

(iv)

In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project to us until it receives an amount equal to two times the amount of its total investment in the project.

(v)

a principal of Verde, will be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment (as further defined in the JV Agreement) and net cash flow of the project before any money is distributed to Searchlight and Verde.

Searchlight Option Agreements

On February 10, 2005, we entered into option agreements (the “Option Agreements”) with the owners (collectively the “Claim Owners”) of the Searchlight Claims. Prior to entering into the Option Agreements with Searchlight, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”). Prior to entering into the Option Agreements with Searchlight, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”). Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the “Acknowledgements”):

(i)	the assignment of SMI’s interest in the Searchlight Claims to Searchlight;

(ii)	the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI;

(iii)

that following the issuance of 140,000 shares of the common stock of Searchlight to each Claim Owner, all of the Claim Owner’s rights and interests in the Searchlight Claims will be vested in Searchlight;

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

On June 21, 2005, we entered into extension agreements with the Claim Owners extending the Restructuring Date under the Option Agreements to June 30, 2005. On June 30, 2005 we approved the issuance of 700,000 restricted shares of our common stock to the Claim Owners in accordance with the terms of the Option Agreements. We will not acquire title to the Searchlight Claims until we complete the issuance of 140,000 shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements. Following our entry into the Option Agreements, K. Ian Matheson was appointed as an officer and director of Searchlight in February, 2005. K. Ian Matheson and associated companies have a 25.625% net interest in the Searchlight Claims. Although the Option Agreements were not negotiated at “arms-length”, management deemed it reasonable and in the best interest of Searchlight to enter into the Option Agreements based on certain criteria, such as the potential for discovering mineral reserves on the Searchlight Claims and the potential benefit to Searchlight’s stockholders of entering into the transaction.

In connection with our corporate restructuring we agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims.

Searchlight Project and Reclamation Permit

The intent of the Searchlight Project 2005 exploration work program is to drill 18 exploratory holes and test and develop a 40 acre pit to determine if there is mineralized material on the property. We expect to rent a drill rig and employ drillers to conduct the drilling. Independent geologists and engineers are expected to be engaged to certify the work. Budget for this work is estimated to cost approximately $800,000.

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

The permit is valid for the life of the project and becomes effective upon receipt of an acceptable surety by the BMRR. We agreed, upon receipt of additional financing, to post by July 3, 2005 the surety bond for the approved two phase exploration program. We posted a cash bond in the amount of $180,500 with the Nevada Bureau of Land Management (“BLM”), in accordance with the terms of our reclamation permit for the Searchlight project granted by the Nevada Bureau of Mining Regulation and Reclamation on April 22, 2005.

In accordance with the terms of our reclamation permit for the Searchlight Project, metallurgical studies have been performed on the Searchlight Project site. Chain of Custody surface samples and bulk samples have been taken from the project area and analytical work on the samples has begun. We expect some preliminary results of the Searchlight Project samples by early 2006.

PLAN OF OPERATION

Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims and the Clarkdale Slag Project in order to assess whether they possess mineral reserves capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

We have developed an exploration work program for the Searchlight Project. We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the BLM, and have commenced the two phase exploration program approved in connection with the reclamation permit received by PPI. During the quarter ended September 30, 2005, metallurgical studies have been performed on the Searchlight Project site. Chain of custody surface samples and bulk samples have been taken from the project area and analytical work on the samples has begun. We expect some preliminary results of the aforementioned samples by early 2006. Also during the quarter, metallurgical studies have been performed on the Clarkdale Project site and drilling has begun on the Slag Pile. We expect some preliminary results of the samples by early 2006.

Our estimated expenses for the next twelve months are as follows:

Administrative Expenses	$200,000
Legal and Accounting Expenses	$100,000
Consulting Services	$100,000
Clarkdale Slag Project
Property Payments	$500,000
Ore Reserve Study	$500,000
OPCO Payment/Feasibility Study	$3,000,000

Total Clarkdale Slag Project	$4,000,000
Searchlight Gold Project
Sampling and Testing	$100,000
Drill Program	$550,000
Total Searchlight Gold Project	$650,000

TOTAL	$5,050,000

We recorded a net loss before income taxes of $973,905 for the nine months ended September 30, 2005 and have an accumulated deficit of $5,007,236 as at September 30, 2005. As at September 30, 2005 we had cash 1,373,161 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,000,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. See “Future Financings”, below.

Revenue

We are presently in the development stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of mineral properties we acquire. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims and the Clarkdale Slag Project in order to assess whether they possess mineral reserves capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties. We can provide no assurance that we will discover mineral reserves on any properties we acquire.

Liquidity and Financial Condition

Working Capital

			Percentage
	At September 30,	At December 31,	Increase /
	2005	2004	(Decrease)
Current Assets	$1,373,161	$1,644	834%
Current Liabilities	$1,374,379	$1,685,661	(18.5)%
Working Capital (Deficit)	$1,218	$(1,684,017)	(99)%

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash Flows from (used in) Operating Activities	$(571,165)	$(145,438)
Cash Flows from (used in) Investing Activities	$(793,219)	$(4,538)
Cash Flows from (used in) Financing Activities	$2,737,250	$149,149
Net Increase (decrease) in Cash During Period	$1,372,866	$(5,718)

The decreases in our working capital deficit from $1,684,017 as at December 31, 2004 as compared to a working capital surplus of $1,218 as at September 30, 2005 primarily due to the increase in cash flows from financing activities of $2,737,250 from private placements of our securities completed during the nine months ended September 30, 2005. The increases in our cash used in operating activities during the nine months ended September 30, 2005 as compared to the comparative period in 2004, are primarily a result of: (i) the increase in our operating expenses which were primarily due to mining and exploration expenses of $245,377 and increased stock based compensation expenses of $435,933, and (ii) professional fees incurred in connection with preparing materials for the private placements we completed during the period ended September 30, 2005.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and Clarkdale Slag Project which will require us to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

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

Cash and Cash Equivalents

Searchlight considers all investments with an original maturity of three months or less to be a cash equivalent.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over four years with the exception of leasehold improvements. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

Basic and Diluted Net Income (Loss) Per Share

Searchlight computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Risks and Uncertainties

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities.

We were incorporated in January, 2000 and since November, 2001, were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $5,007,236. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our current operating funds are sufficient to complete the proposed exploration program of the Searchlight Claims and Clarkdale Project for the next twelve months, however, our plan of operations calls for significant expenses in connection with the exploration of the Searchlight Claims and Clarkdale Project. We currently do not have any operations and we have no income. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for gold industrial, jewelry and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions; and

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

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

ITEM 3.           CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended September 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.

On October 24, 2005, in connection with the acquisition of Searchlight’s interest in the Clarkdale Slag Project and in accordance with the terms of the Assignment Agreement, Searchlight completed the following issuances of our securities: (i) we issued to NMC a warrant to purchase 10,000,000 shares of Searchlight common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Section 4(2) of the Securities Act of 1933. The 10,000,000 shares of common stock are restricted shares as defined in the Securities Act. This issuance was made to NMC whose principals are sophisticated investors, and through its relationship with us was in a position of access to relevant and material information regarding our operations; and (ii) we issued to NMC’s designate, Clarion Finanz AG (“Clarion”), of a warrant to purchase 2,000,000 shares of Searchlight’s common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Regulation S of the Securities Act of 1933. Clarion represented to Searchlight that they were a non-US person as defined in Regulation S. Searchlight did not engage in a distribution of these securities in the United States. The number of shares issuable on exercise of the warrants issued to NMC and Clarion have been adjusted from the number set out in the Assignment Agreement, as amended, to reflect Searchlight’s two for one stock split which was effected on September 30, 2005.

2.

Effective September 2, 2005, Searchlight closed its brokered private placement of 3,195,000 units to raise aggregate gross proceeds of US$1,597,500 (the “Canadian Private Placement”). The Canadian Private Placement units were issued to accredited investors resident in Canada and pursuant to Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”). Each unit (a” Unit”) consisted of one share of the Searchlight’s common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the Canadian Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the US Securities and Exchange Commission on or before the day that is four months and one day after the closing of the Canadian Private Placement. The securities were sold on a best efforts agency basis by Dominick & Dominick Securities Inc. (the "Agent"). In connection with the Canadian Private Placement, the Agent received a fee of US$205,250 and warrants to purchase 319,500 Units at a price of US$1.25 per Unit for a period of nine months from the closing of the Canadian Private Placement. Each purchaser represented to Searchlight that they were a non-US person as defined in Regulation S. Searchlight did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

3.

Effective September 7, 2005, Searchlight closed a brokered private placement of 2,700,000 Units to raise aggregate gross proceeds of US$1,350,000 (the “European Private Placement”). The European Private Placement units were sold on a best efforts agency basis by Clarion Finanz AG (the “European Agent”) pursuant to Regulation S. The Units offered in the European Private Placement are identical to the Units in the Canadian Private Placement. In connection with the European Private Placement, the European Agent received a commission of US$135,000 and warrants to purchase 270,000 Units at a price of US$1.25 per Units for a period of nine months from the closing of the European Private Placement. Each purchaser represented to Searchlight that they were a non-US person as defined in Regulation S. Searchlight did not engage in a distribution of the European Private Placement in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

4.

Effective September 6, 2005, Searchlight closed its private placement of 230,000 units to raise aggregate gross proceeds of US$115,000 (the “U.S. Private Placement”). The U.S. Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act. Each unit (a “Unit”) consisted of one share of Searchlight’s common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the U.S. Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the US Securities and Exchange Commission on or before the day that is four months and one day after the closing of the U.S. Private Placement. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Use of Proceeds

Following the closing of the U.S. Private Placement, the European Private Placement and the Canadian Private Placement, we raised aggregate gross proceeds of $3.055 Million from the three private placements. We intend to use the proceeds of the private placements to fund our plan of development on the Searchlight mineral claims and the Clarkdale Slag Project and for general corporate purposes.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Certificate of Amendment to Articles of Incorporation – name change to “Regma Bio Technologies Limited.”(3)
3.5	Certificate of Amendment to Articles of Incorporation – name change to “Phage Genomics, Inc.”(6)
3.6	Certificate of Amendment to Articles of Incorporation – name change to “Searchlight Minerals Corp.”(12)
3.7	Certificate of Change to Authorized Capital Pursuant to NRS 78.209(13)
3.8	Amended Bylaws dated July 22, 2005.(9)
3.9	Amended Bylaws dated August 9, 2005. (12)
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)
10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between Searchlight Minerals Corp. (the “Company”) and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between Searchlight and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between Searchlight and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between Searchlight and Gold Hunter Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between Searchlight and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between Searchlight and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between Searchlight and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between Searchlight and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

Exhibit Number	Description of Exhibit
10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Company and Nanominerals Corp.(11)
10.21	Engagement Letter dated May 9, 2005 between Searchlight and Dominick & Dominick Securities Inc. (12)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.
10.22	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.23	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.
14.1	Code of Ethics.(7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended September 30, 2005, we have filed the following reports on Form 8-K to date:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2005/07/22	2005/07/29	Item 5.03 - Amendment to Bylaws.
2005/09/02	2005/09/15	Item 3.02 - Closing of $1.59 Million Canadian Private Placement;
Closing of $1.35 Million European Private Placement;
and Closing of $115,000 U.S. Private Placement;
Item 7.01 - Posting of Reclamation Bond and Two for One Stock Split.
2005/10/07	2005/10/14	Item 5.02 - Changes to Principal Executive Officers;
Item 5.03 - Increased to authorized capital from 200,000,000 shares of common stock, par value of $0.001 per share, to 400,000,000 shares of common stock, par value of $0.001 per share;
Item 8.01 - Stock symbol change to “SRCH”.
2005/10/24	2005/10/28	Item 1.01 - Entry into Amended Assignment Agreement with Nanominerals Corp. dated October 24, 2005;
Item 2.01 - Completion on October 24, 2005, of the acquisition of all of Nanominerals Corp.’s interest in a joint venture agreement dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC ;
Item 3.02 - Unregistered Sales of Equity Securities

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SEARCHLIGHT MINERALS CORP.

Date:	November 21, 2005	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 21, 2005	By:	/s/ Carl S. Ager
CARL S. AGER
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer )