Form 10KSB
period 2005-12-31
Searchlight Minerals Corp.
filed 2006-04-17
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#120 - 2441 W. Horizon Ridge Pkwy
Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

(360) 332-1752
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

SHARES OF COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$14,413,398 as of December 30, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 57,275,000 Shares of Common Stock as of April 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report on Form 10-KSB:

Bankable Feasibility Study	A feasibility study that is prepared in such depth and detail as would be acceptable to lending institutions in the United States.

Development	The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

Drilling

The process of boring a hole in the rock to obtain a sample for determination of metal content. "Reverse Circulation Drilling" involves chips of rock being forced back through the center of the drill pipe using air or water. "Sonic Drilling" provides highly representative, continuous core samples or any overburden formation, generally without the use of water, air or mud.

Exploration	The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Federal Placer Claims	Mineral claims up to 160 acres, located on federal land under the U.S. Mining Law of 1872. See below definition of "Placer".

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

Lode	Mineral in place in the host rock, as in "lode gold".

Lode Source	The lode mineral deposit from which placer minerals have been derived by erosion.

Mineral Inventory	The amount (weight or grade) of each mineral (or metal) in inventory contained in the slag pile.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Ore

A natural mineral compound of the elements of which one at least is a metal (e.g., copper, lead, molybdenum, zinc, gold). The term is applied more loosely to all metalliferous rock and occasionally to the compounds of nonmetallic substances and industrial minerals such as, sulphur ore. In economic terms, an ore is a mineral of sufficient value as to quality and quantity that it may be mined at a profit.

Placer	Mineral, which has been separated from its host rock by natural processes

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Reserve	For the purposes of this Annual Report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

SEM/EDS	Scanning Electron Microscopy/Energy Dispersive Spectroscopy

Structural	Pertaining to geologic structure.

Tails	Refuse remaining after ore (or slag) has been processed.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Searchlight”, and the “Company” mean Searchlight Minerals Corp., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Introduction

We are an exploration stage company engaged in the acquisition and development of mineral properties. We have entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. On October 24, 2005, we acquired an interest in a joint venture agreement (the “JV Agreement”) dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC, a Nevada limited liability company (“Verde”) pursuant to which we have the option to acquire up to 50% of the Clarkdale Slag Project. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). The slag contained on the Clarkdale Slag Project site was produced as smelter rejects from prior processing of copper from 1915-1952. Upon completion of a drilling and sampling program to determine if the project is feasible, we intend to re-process the slag pile using an extraction process developed using industry standard metallurgy. We acquired our interest in the Clarkdale Slag Project pursuant to an assignment agreement with Nanominerals Corp. dated for reference June 1, 2005, as amended August 31, 2005 and October 24, 2005, pursuant to which Nanominerals assigned all of its interest in the JV Agreement to us.

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction and drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

Corporate History

Searchlight was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. (“LCM”). From 1999 to 2005 Searchlight operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK. On November 2, 2001, LCM entered into an acquisition agreement with Regma Bio Technologies, Ltd. ("Regma") pursuant to which Regma entered into a reverse merger with LCM with the surviving entity named “Regma Bio Technologies Limited”. On February 2, 2004 we changed our name to “Phage Genomics, Inc.”

In February, 2005, we announced the reorganization of Searchlight from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with Searchlight’s reorganization we entered into mineral option agreements to acquire an interest in the Searchlight Claims. Also in connection with Searchlight’s corporate restructuring, our board of directors approved a change of Searchlight’s name to "Searchlight Minerals Corp.” The name was changed to “Searchlight Minerals Corp.” effective June 23, 2005. Also during 2005 we restructured our board of directors which presently consists of Carl. S. Ager, Ian McNeil, Ian Matheson, and Robert McDougal. Effective October 7, 2005, K. Ian Matheson resigned as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of Searchlight. Mr. Matheson continues to serve as a member of the Board of Directors. In place of Mr. Matheson, Ian R. McNeil was appointed as our Chief Executive Officer and President and Carl Ager was appointed as our Chief Financial Officer, Secretary and Treasurer.

Recent Corporate Developments

We have experienced the following significant developments since our fiscal third quarter ended September 30, 2005:

1.

On March 7, 2006, we announced drilling sample analysis results from our Clarkdale Slag Project. In the fall of 2005, drilling commenced on our Clarkdale Slag Project under chain-of-custody sampling by Mountain States R&D International Inc. (“MSRDI”). A total of 9 holes and 675 feet were drilled as part of a Minerals Inventory Study being conducted by MSRDI on our behalf. Under the guidance of Dr. Hewlett, whom we retained as the Project Manager for the Clarkdale Slag Project, we contracted Mountain States R&D International Inc. of Tucson, AZ, to execute a Minerals Inventory Study. MSRDI, under the direction of its president, Dr. Roshan Bhappu will guide the Minerals Inventory Study which will include drilling the slag pile to determine grade and tonnage. See “Description of Property” below.

2.

On February 21, 2006, we entered into an employment agreement with Ian R. McNeil dated effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer. Mr. McNeil is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of the Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

3.

Also on February 21, 2006, we entered into an employment agreement with Carl S. Ager dated effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000 and a bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary. Mr. Ager is also eligible for a discretionary bonus to be determined based on factors considered relevant by the board of directors, and may be granted, subject to the approval of the Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

4.

On January 18, 2006 we closed our Private Placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 Million (the “Private Placement”). Each unit (a ”Unit”) consisted of 100,000 Shares of our common stock (a “Share”), 100,000 Share purchase warrants with each warrant entitling the subscriber to purchase one additional Share for a period of two years from the closing of the Private Placement at an exercise price equal to US$0.65 per Share. The securities were sold on a best efforts agency basis by S&P Investors, Inc. (the "Agent") pursuant to the Finders’ Fee Agreement between S&P Investors, Inc. and us dated December 7, 2005. In connection with the Private Placement, the Agent received a fee of US$87,750 and warrants to purchase 390,000 shares at a price of US$0.65 per share for a period of two years from the closing of the Private Placement.

SEARCHLIGHT AND CLARKDALE PROJECTS

We hold interests in two mineral projects, as described below:

1.	our Searchlight Claims; and

2.	our Clarkdale Slag Project.

Our plan of operation for each of our groups of mineral properties is discussed below:

Searchlight Claims

The properties comprising the Searchlight Claims and our exploration, mining and development activities on the Searchlight Claims are discussed in detail under the heading “Description of Properties” in this Annual Report.

Our current plan of operation is to continue to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims provide that we must make a series of stock and lease payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

We have developed an exploration work program for the Searchlight Project. We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the Bureau of Land Management, and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit, see “Searchlight Project and Reclamation Permit”, below. During the year ended December 31, 2005, metallurgical studies have been performed on the Searchlight Project site. Chain of custody (COC) surface samples and bulk samples (6 tons) have been taken from the project area by Arrakis, Inc. Metallurgical and analytical analysis on the samples has begun and results are expected in the second quarter of 2006. Once the results from the aforementioned analysis are reviewed, the next steps on the project will begin. These steps may include a drilling program on the claim area (we are permitted for 18 drill holes), more bulk testing (we are permitted for a 36 acre pit), surface sampling, and metallurgical analysis.

Clarkdale Slag Project

The properties comprising our Clarkdale Slag project are discussed in detail under the heading “Description of Properties” in this Annual Report. Our current plan of operation is to continue to conduct drilling and sampling activities on the slag pile located on the Clarkdale Slag Project site in order to assess whether the slag possesses mineral inventory capable of commercial extraction. In the fall of 2005, drilling commenced on the Clarkdale Slag Project under the chain-of-custody (COC) of Mountain States R&D International Inc. (“MSRDI”). A total of 9 holes and 675 feet were drilled. Sample preparation and analysis of the initial drill hole material has begun and is also being done under COC by MSRDI.

Metallurgical and analytical analysis on the samples were received in March and April 2006. See “Description of Property – Clarkdale Slag Project” below.

Once the results from the drill program are fully analyzed, planning for the next steps on the project will begin. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, a Bankable Feasibility Study will be undertaken.

COMPETITION

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

COMPLIANCE WITH GOVERNMENT REGULATION

Our Searchlight Claims are comprised of non-patented placer mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Searchlight Claims must be carried out in accordance with a permit issued by the Bureau of Land Management. Mining activities on the Searchlight Claims are currently being carried out under a permit approved by the Bureau of Land Management under a 2005 plan of operation for mining activity submitted by us to the Bureau of Land Management. See “Searchlight Project and Reclamation Permit” below.

Our operations on the Clarkdale Slag Project will also require compliance with applicable permits under Arizona State law and require some upgrade of existing facilities as the project develops. Air quality and building permits have yet to be received on the Clarkdale Slag Project. URS Corp., an international engineering company has been involved with the permitting of the project with state and local authorities.

Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Nevada and State of Arizona governments, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Nevada for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavor to reclaim disturbed areas to equal or exceed any new disturbance.

Our mining operation is regulated by Mine Safety Health Administration (“MSHA”). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

Other regulatory requirements monitor the following:

(a)	Explosives and explosives handling.
(b)	Use and occupancy of site structures associated with mining.
(c)	Hazardous materials and waste disposal.
(d)	State Historic site preservation.
(e)	Archaeological and paleontological finds associated with mining.

Federal Claim Maintenance Fees

In order to maintain our Searchlight Claims each year we must pay a maintenance fee of $125 per claim to the Nevada State Office of the Bureau of Land Management and on November 1 of each year we must file an affidavit and Notice of Intent to Hold the claims in Clark County. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2006.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have expended $186,877 over the past two fiscal years ended December 31, 2005 on research and development. We expended $887,023 on mineral exploration expenses in connection with our exploration programs on the Searchlight Project and Clarkdale Slag Project during fiscal 2005.

EMPLOYEES

We have no employees other than Carl S. Ager and Ian McNeil, each of whom are officers of Searchlight members of Searchlight’s board of directors. See “Executive Compensation - Employment Contracts” below.

SUBSIDIARIES

We have no subsidiaries.

PATENTS, TRADEMARKS, LICENSES AND ROYALTY AGREEMENTS

We do not own, either legally or beneficially, any patent or trademark and we are not party to any licensing agreements. Pursuant to the terms of our assignment agreement with NMC dated for reference June 1, 2005, as amended August 31, 2005 and October 24, 2005, we are required to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the Amended Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. See “Description of Property”, below.

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any real property. We have an interest in the two groups of properties comprising our Clarkdale Slag project and Searchlight project discussed below.

On September 6, 2005, we entered into lease agreement with Burnett & Williams, LLC, a Nevada limited liability company (“B&W”) for the lease of our head office consisting of approximately 750 square feet located at Suite 120-2441 W. Horizon Ridge Parkway, Henderson NV 89052 at a rate of $3,100 per month. The lease is for a term of six months commencing September 15, 2005. The lease term is renewable at our option for a further six months on the same terms and conditions.

CLARKDALE SLAG PROJECT

Location, Access and History of Exploration

The Clarkdale Project is located at Clarkdale, Arizona, USA some 107 miles north of Phoenix and about 50 miles southwest from Flagstaff, Arizona, see Figure 1, below. The project is located at 3,480’ elevation on 198.7 deeded acres of industrial zoned land near the town of Clarkdale (3600 residents). It contains the old smelter site and an estimated 30,000,000 ton slag pile of which 20,000,000 tons are available for processing pursuant to the terms of our JV Agreement. The slag was produced as smelter rejects from processing copper ores, principally from Jerome, during the period 1915-1952, when the Clarkdale smelter was one of the largest copper smelters in the world. Jerome, some 6 miles west of Clarkdale at elevation 5,435’, is a historic mining district, which produced fortunes in copper extracted from massive sulfide deposits mined at Jerome (1889-1952) and smelted at both Jerome (1889-1915) and Clarkdale (1915-1952).

Improvements in technology over the last 50 years have now advanced to the point where re-processing of the slag at Clarkdale for gold, silver, copper, zinc, iron and ferro-silicates may be considered economic. What remains is to drill prove the mineral inventory and to complete a test module of the process. If the feasibility study confirms the work to date, then the joint venture expects to build a 2,000 ton per day (720,000 tons per year) extraction facility at Clarkdale. The capital requirements to complete the testing and to build and start up the operation are estimated at $31,000,000. It is expected that this facility can be expanded to 4,000 tons per day after initial production in which case it would have a minimum 15 year project life.

Figure 1 - Clarkdale Slag Project Site

Acquisition of Clarkdale Slag Project

We entered into an assignment agreement with Nanominerals Corp. (the “Assignment Agreement”), a Nevada Corporation dated for reference June 1, 2005, as amended August 31, 2005 pursuant to which NMC assigned all of its interest in the JV Agreement to us. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona.

On October 24, 2005, we entered into an amendment (the “Amended Assignment Agreement”) to the Assignment Agreement, for the purpose of clarifying Searchlight’s obligation to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the Amended Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. Pursuant to the terms of the Amended Assignment Agreement, we completed the acquisition of all of NMC’s interest in the JV

Agreement and fulfilled our obligations under the terms and conditions of the Assignment Agreement, which included the following conditions:

(a)	Repay NMC $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement.

(b)	Assign NMC a five percent net smelter return royalty payable from Searchlight’s share of production from the Clarkdale Slag Project.

(c)	Appoint sufficient nominees of NMC to Searchlight’s board of directors to constitute a majority of the board following execution of the Assignment Agreement.

(d)

Issue to NMC, or its designate, 6,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share.

(e)

Provide confirmation to NMC, that Searchlight has received funds of $2,000,000 pursuant to Searchlight’s private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside of the U.S.

Following our acquisition of NMC’s interest in the Clarkdale Slag Project, we are presently proceeding with the joint venture with Verde, see Figure 2 – Clarkdale Joint Venture Structure, below. Under the terms of the JV Agreement, we intend to form a jointly owned limited liability operating company (“OPCO”) to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract byproducts from the slag for commercial resale. Pursuant to the terms of the JV Agreement, we have the option to earn a 50% interest in the Clarkdale Slag Project subject to the following, payments and conditions:

(a)

We are required to fund all expenditures for Phase I of the work program and we must pay $3,000,000 into OPCO’s account within 14 days of the completion of Phase I. At the time we make the $3,000,000 payment to OPCO, Verde agrees to transfer all right to process the Clarkdale Slag Project slag pile to OPCO and grant us a license to use the project site for the project.

(b)	After completion of a Bankable Feasibility Study in Phase II, we are required to contribute $27,000,000 (“Project Funding Payment”) to OPCO within 90 days of receipt of the study.

(c)	Verde is not required to contribute any funds for project expenses.

(d)

In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project to us until we receive an amount equal to two times the amount of our total investment in the project.

(e)

A principal of Verde, will be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment (as further defined in the JV Agreement) and net cash flow of the project before any money is distributed to Searchlight and Verde.

Figure 2 - Clarkdale Joint Venture Structure

Clarkdale Slag Pile

The slag pile occupies approximately 45 acres and is up to 100 feet thick. Smelter records of the slag produced at Clarkdale (1915-1952) have indicated that at least three types of slag were poured onto the pile to make up the inventory of an estimated 30,000,000 tons.

The SEM data indicates that there is a variation due to the varying amount of sulfides contained within the different types of smelter sourced slag in the pile, to variations in liberation by different grinders, and to variations in the extraction processes used to report these metals. It is for all these reasons that care will be exercised in determining the extractable grade for the pile during the drilling and inventory study by the joint venture’s independent engineers.

Drilling, assaying and extraction testing of the slag pile by independent engineers commenced in June 2005 (Phase 1 = Inventory Study). The 20,000,000 ton reserve has a project life of 28 years at 2,000 tons per day and greater than 14 years at 4,000 tons per day.

Metallurgy

Grinding, assaying, leach and extraction testing (1991-2005) of composite bulk samples from the slag pile (>200 sites) has indicated that the copper, zinc, gold and silver are readily extractable by standard known technology, see Figure 3 below. The tails are ferro-silicates, saleable as cement additives to the local cement plant and other users.

The slag is environmentally inert and there are no known environmental issues currently at the Clarkdale site. The processing facility is expected to be zero discharge as it will recycle all water and it is expected to sell or to dispose of all products off-site. Certification of the process design and metal extraction will be determined during operation of the 2 ton per hour (tph) test module in support of the Bankable Feasibility Study (Phase 2) for a 2,000 ton per day operation at Clarkdale.

There are many advances in technology over the last ten years that have made the slag pile more economically desirable. There are two significant improvements worth mentioning. The first is the development of new mills capable of grinding the hard and abrasive slag found at Clarkdale. These mills use tougher ceramic components, rather than standard steel, are more cost efficient due to lower power requirements and can liberate the metals for extraction, even from tough materials such as the Clarkdale slag.

The second improvement is the advancement of Ion-Exchange resin technology. Ion-Exchange resins are designated to replace current solvent extraction liquids because they are environmentally benign. These man-made collectors can selectively recover, with pin-point accuracy, specific metals and/or compounds. This eliminates the costs and environmental problems associated with previously used circuits for Copper/Zinc recovery. Use of Ion-Exchange resins is common in commercial mining operations around the world.

Figure 3 – Extraction Method

Capital Costs

The process design and equipment selection are well advanced for both an initial 2 ton per hour (test module) and a potential 2,000 ton per day (720,000 tons per year) leach and extraction plant at Clarkdale. All required buildings and services are currently available (with moderate cost upgrades) at the site. These include office, lab and processing buildings as well as road, rail, power, telephone, water, storm drain and sewage. Expansion to 4,000 tons per day is anticipated to occur as soon as practical, to be financed by Searchlight and OPCO from cash flow.

A conditional use permit has been obtained from local authorities subject to final site plan approval. Operations will require some upgrade of existing facilities as the project develops. Air quality, water quality and building permits have yet to be received. URS Corp., an international engineering company has been involved with the permitting of the Clarkdale Slag Project with state and local authorities.

The Mineral Inventory Study (Phase 1) will include drilling to verify the grade and reserves. The Bankable Feasibility Study (Phase 2) will include additional metallurgical tests and a two ton per hour test module to confirm the plant design. Once this work is completed, Construction and Start Up (Phase 3) is estimated to take one year.

Preliminary capital costs and estimated operating profits for both the initial 2,000 ton per day operation and the expansion to 4,000 ton per day operation are estimated as follows:

CAPITAL COSTS		($)
Phase 1	Property Payments	$500,000
	Mineral Inventory Study	$500,000

Phase 2	Bankable Feasibility Study	$3,000,000

Phase 3	Construction & Start Up
	Plant Construction & Related Costs	$15,200,000
	Property Payments	$6,500,000
	Working Capital	$5,300,000

	Total Capital Costs	$31,000,000

Current Status of Exploration of Clarkdale Slag Project

In the fall of 2005, drilling commenced on our Clarkdale Slag Project under chain-of-custody sampling by Mountain States R&D International Inc. (“MSRDI”). We drilled 9 holes (SD1-7, 11, 12) in the slag pile all under the supervision of MSRDI and adhered to strict chain of custody (COC). A total of 9 holes and 675 feet were drilled as part of a Minerals Inventory Study being conducted by MSRDI on our behalf. Sample preparation and analysis of the base metal results (Copper, Zinc and Iron) of the first two drill holes are provided below. The following results were reported to us by MSRDI.

SD1 Drill Hole (see Figure 4)

Footage	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)
SD1
0.0 – 8.9	0.95	1.73	30.8
8.9 – 19.0	0.76	1.68	29.7
19.0 – 30.0	0.77	1.73	30.4
30.0 – 39.5	0.52	1.94	29.8
39.5 – 55.0	0.45	1.75	31.0

0.0 – 55.0 Composite	0.70	2.10	32.1

SD2 Drill Hole (see Figure 4)

Footage	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)
SD2
0.0 – 9.5	0.71	1.69	30.0
9.5 – 19.0	1.06	1.80	31.2
19.0 – 30.0	0.70	1.79	29.9
30.0 – 40.0	0.43	1.97	31.4
40.0 – 50.0	0.46	1.95	31.3
50.0 – 60.0	0.58	1.75	31.4

0.0 – 60.0 Composite	0.73	2.13	34.6

SD1-SD6 Drill Holes (see Figure 4)

Drill Hole	Composite Footage	Gold Au (opt)	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

SD1	0.0 – 55.0	0.210	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	0.73	2.13	34.6
SD3	0.0 – 50.0	0.196	0.37	3.11	33.2
SD3	50.0 – 109.0	0.256	0.37	2.88	33.5
SD4	0.0 – 50.0	0.169	0.42	3.25	33.0
SD4	50.0 – 80.0	0.224	0.35	3.35	31.2
SD5	0.0 – 50.0	0.227	0.38	2.33	30.3
SD5	50.0 – 89.0	0.231	0.40	2.24	30.1
SD6	0.0 – 50.0	0.216	0.36	3.04	32.5

Drilling Program

We retained Dr. Richard F. Hewlett as the Project Manager for its Clarkdale Slag Project. Under the guidance of Dr. Hewlett, we contracted Mountain States R&D International Inc. of Tucson, AZ, to execute a Minerals Inventory Study. MSRDI, under the direction of its president, Dr. Roshan Bhappu will guide the Minerals Inventory Study which will include drilling the slag pile to determine grade and tonnage.

The above results are the first results reported to us from MSRDI. MSRDI used standard fusion technique in analyzing the results from the first two drill holes. MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc., under the chain-of-custody of MSRDI, using 4-acid total digestion followed by graphite furnace atomic absorption (GFAA). Ten foot interval assays for SD1-SD6 as well as assays from SD-7, SD-11 and SD-12 are currently being prepared by MSRDI and are expected to follow, along with silver (Ag) assays for each drill hole.

We intend to resume the drilling program following the receipt and analysis of the first nine drill holes. Once the results from the drill program are fully analyzed, planning for the next steps on the project will begin. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, a bankable feasibility study will be undertaken.

Figure 4 –Drilling Program Map

SEARCHLIGHT CLAIMS

Location, Access and History of Exploration

The Searchlight Project is a 3,200-acre placer gold project, with underlying hard rock potential, located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. See Figure 5, below. Access is by vehicle from Highway 95. The mining claims were staked by the owners on Federal land (BLM) as 160-acre association placer mining claims. Searchlight has a four year option to acquire these claims subject to certain terms and conditions. The claims consist of unpatented placer mining claims.

The Searchlight Claims are located in parts of Sections 1, 12-13 and 24-25 of Township 29 South, Range 63 East and Sections 19 and 30 of Township 29 South, Range 64 East Clark County Nevada. The names of the claims and their federal serial numbers are as described below:

Nevada Mineral Claim	BLM Number
Rio Raga 300	600834
Rio Raga 301	600835
Rio Raga 302	600836
Rio Raga 303	600837
Rio Raga 304	600838
Rio Raga 305	600839
Rio Raga 306	715676

Nevada Mineral Claim	BLM Number
Rio Raga 307	600841
Rio Raga 308	600842
Rio Raga 309	600843
Rio Raga 310	699996
Rio Raga 311	699997
Rio Raga 312	600846
Rio Raga 313	600847
PV Brown 193	854993
PV Brown 301	854994
PV Red 11	791232
PV Red 12	791233
PV Red 13	791234
PV Red 14	791235

The Searchlight District is a well known gold camp. Mining occurred here during the period 1900-1950 where some 250,000 ounces of gold was produced from quartz-sulphide-hematite veins to depths of greater than 1,000 feet with minor placer gold produced. Exploration work by the claim owners on the Searchlight Project, during the period 1989-2005, indicated a potential for gold mineralization within the claim block. Sampling here has indicated extracted gold is very fine gold (<20 microns). Recent work by Searchlight has indicated the presence of gold from screened (-1/4”) surface samples taken from the central part of the claims. The claim owners have an approved Plan of Operation with the BLM for drilling 18 test holes throughout the claim block and for mining a 36 acre pit on the RR304 claim. The intent of the exploration work program outlined in this report is to identify the grade, tonnage and extractability of the gold within the Searchlight Project area. Independent geologists and engineers have been engaged to certify the work. Budget for this work (Phase 1) is projected at $650,000. Additional bulk leaches and drilling will be undertaken to define reserves for a mining feasibility study (Phase 2) should this work prove successful.

Figure 5 – Searchlight Project Location

Acquisition of Searchlight Claims

On February 10, 2005, we entered into option agreements (the “Option Agreements”) with the owners (collectively the “Claim Owners”) of the Searchlight Claims. Prior to entering into the Option Agreements with Searchlight, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”), a company controlled by K. Ian Matheson. Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the “Acknowledgements”):

(a)	the assignment of SMI’s interest in the Searchlight Claims to Searchlight;

(b)	the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI;

(c)

that following the issuance of an aggregate of 5,600,000 shares of the common stock of Searchlight to the Claim Owners, all of the Claim Owner’s rights and interests in the Searchlight Claims will be vested in Searchlight;

(d)	the appointment of K. Ian Matheson as director and officer of Searchlight to proceed with a restructuring of the business of Searchlight; and

(e)

during the term of the agreement, to allow Searchlight and its authorized agents to have exclusive rights to access the Searchlight Claims for all purposes including prospecting, exploring, developing, trenching, stripping, excavating, sampling and conducting any and all exploration and development activities for the purpose to determining the mineral or metal content of the property and the right to remove from the property all such materials and minerals deemed necessary to properly test, explore or develop the property.

In consideration of the Acknowledgments, Searchlight agreed, among other things to: (i) complete a corporate restructuring of its business by March 31, 2005 (the “Restructuring Date”); (ii) include any shares of its common stock issued to the Claim Owners in any subsequent registration statement filed by Searchlight under the Securities Act; (iii) make all regulatory or government payments required to maintain the Searchlight Claims in good standing during the term of the agreement, and (iv) issue to the Claim Owners an aggregate of 5,600,000 (post-split) restricted shares in the common stock of Searchlight in the following manner:

(a)	1,400,000 shares on or before June 30, 2005, which shares have been issued;
(b)	1,400,000 shares on or before June 30, 2006;
(c)	1,400,000 shares on or before June 30, 2007; and
(d)	1,400,000 shares on or before June 30, 2008.

We will not acquire title to the Searchlight Claims until we complete the issuance of shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements.

Searchlight Project and Reclamation Permit

The intent of the 2006 Searchlight Project exploration work program is to drill 18 exploratory holes and test and develop a 36 acre pit to determine if there is mineralized material on the property. We expect to rent a drill rig and employ drillers to conduct the drilling. Independent geologists and engineers are expected to be engaged to certify the work. Budget for this work is estimated to cost approximately $650,000.

On April 22, 2005, we received a reclamation permit from the Nevada Bureau of Mining Regulation and Reclamation (“BMRR”) for our proposed work program on certain of the Searchlight Claims. Pursuant to the terms of the reclamation permit, we received the authorization to proceed with the reclamation of the mine located on the Rio Raga 304 claim and to pursue our planned exploration program on certain of our claims, in the following manner:

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

In accordance with the terms of our reclamation permit for the Searchlight Project, metallurgical studies have been performed on the Searchlight Project site. Chain of Custody surface samples and bulk samples have been taken from the project area and analytical work on the samples has begun. We expect some preliminary results of the Searchlight Project samples by mid 2006.

Geology

The Searchlight Project is located over a north-south basin filled with unconsolidated detritus and bounded by outcropping Miocene volcanic and intrusive rocks. Outcrops of basement Precambrian gneiss indicate considerable uplift has occurred. Interpretation of satellite infrared images indicates a major east-west Fracture Zone, some six miles wide, cross-cuts the basin underling the Project area.

The gold at Searchlight was mined principally from quartz-sulphide-hematite veins that trended east-west. This is clearly related to the above mentioned Searchlight-Mammoth Fracture Zone. Detritus fill and hydrothermal overprints are postulated to be the source of the ultra fine gold (<20 microns) found underlying the Project area.

Metallurgy

Previous work on the Searchlight Project has shown that the gold occurs as minute particles in both the detritus grains and in the hydrothermally derived precipitates, which overprints the valley fill. It has taken years of research to develop extraction methods capable of dealing with this unique mineralogy.

During 2004-05 some 34 surface samples were analyzed for gold by the property owners on material collected from surface sites. At each sample site some 10 kg (22lbs) of –1/4” screened material was collected and split into 200-1000g samples for testing. Each sample was then prepared for assay. This included drying, grinding, blending, etc. Normally 15-30g samples were fire assayed with gravimetric finish for final results.

Preliminary statistical analysis of the data from this work indicates the high variance of fire assay extraction is directly correlated to the sample preparation method and/or the small sample size used. Historical data on the Project indicates that leach tests on larger samples are a more reliable analytical method than fire assaying of small samples.

For these reasons and to verify the property owners’ results, an independent metallurgical testing firm was retained to take chain of custody samples (COC), to test the samples for precious metals, to determine extractable grades by leaching large samples (500–1,000g), and to report on the results.

The firm selected to do this work was Arrakis, Inc. (“Arrakis”) of Denver, Colorado. Leach tests by Arrakis have confirmed the presence of extractable gold at the locations sampled. Additional tests are in progress from these surface samples sites.

Work Program of Searchlight Claims

The initial work program (Phase 1) for the Searchlight Claims will focus on analysis of surface samples to determine the best method to extract precious metals from this material for the drill program. Extraction tests on several COC surface samples are in progress at Arrakis. After this work is completed, a 18-hole drill program will be undertaken by independent engineers to determine the tonnage and extractable grades from the property. Should these results prove favorable, then Phase 2 will consist of infill drilling, bulk sampling and pilot leach tests to determine the commercial feasibility of the project. The scope and cost of Phase 2 will be determined after Phase 1 is complete.

The proposed program, cost and schedule for Phase 1 are as follows:

SAMPLING & TESTING PROGRAM (3 Months)
Independent Research & Testing
Independent Engineering Report
Total	$100,000
DRILL PROGRAM (5 Months)
Permits and Environmental Bond	$200,000

18 Reverse Circulation Drill Holes, Field Management, Sampling, Assaying	$310,000

Independent Engineering Report	$30,000

Reclamation & Re-vegetation	$10,000

Total	$550,000

TOTAL COST PHASE 1	$650,000

Current Status of Exploration of Searchlight Claims

We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the BLM, and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit. During the year ended December 31, 2005, metallurgical studies have been performed on the Searchlight Project site. Chain of custody (COC) surface samples and bulk samples (6 tons) have been taken from the project area by Arrakis, Inc. Metallurgical and analytical analysis on the samples has begun and results are expected in the second quarter of 2006. Once the results from the aforementioned analysis are reviewed, the next steps on the project will begin. These steps may include a drilling program on the claim area (we are permitted for 18 drill holes), more bulk testing (we are permitted for a 36 acre pit), surface sampling, and metallurgical analysis.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are currently trading on the Over-The-Counter Bulletin Board under the symbol “SRCH”. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the over-the-counter bulletin board, as applicable, were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2004	$0.25	$0.20
2nd Quarter 2004	$0.25	$0.20
3rd Quarter 2004	$0.60	$0.40
4th Quarter 2004	$0.30	$0.25
1st Quarter 2005	$1.45	$0.21
2nd Quarter 2005	$1.15	$0.51
3rd Quarter 2005	$1.50	$0.35
4th Quarter 2005(1)	$0.59	$0.31
1st Quarter 2006(1)	$2.05	$0.44
Notes
(1)	As adjusted to reflect a two for one stock split effected on September 30, 2005.

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of the date of this Annual Report, we have 142 registered stockholders.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since our previous fiscal year ended December 31, 2004, we have completed the following unregistered sales of our securities:

1.

On January 18, 2006 we closed our Private Placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 Million (the “Private Placement”). The Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the

Securities Act of 1933 (the “Securities Act”). Each unit (a ”Unit”) consisted of 100,000 Shares of our common stock (a “Share”), 100,000 Share purchase warrants with each warrant entitling the subscriber to purchase one additional Share for a period of two years from the closing of the Private Placement at an exercise price equal to US$0.65 per Share. The securities were sold on a best efforts agency basis by S&P Investors, Inc. (the "Agent"). In connection with the Private Placement, the Agent received a fee of US$87,750 and warrants to purchase 390,000 shares at a price of US$0.65 per share for a period of two years from the closing of the Private Placement. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

2.

On October 24, 2005, in connection with the acquisition of Searchlight’s interest in the Clarkdale Slag Project and in accordance with the terms of the Assignment Agreement, we completed the following issuances of its securities: (i) we issued to Nanominerals Corp. (“NMC”) a warrant to purchase 10,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Section 4(2) of the Securities Act of 1933. The 10,000,000 shares of common stock are restricted shares as defined in the Securities Act. This issuance was made to NMC whose principals are sophisticated investors, and through its relationship with us was in a position of access to relevant and material information regarding our operations; and (ii) the issuance to NMC’s designate, Clarion Finanz AG (“Clarion”), of a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Regulation S of the Securities Act of 1933. Clarion represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of these securities in the United States.

3.

On September 7, 2005, we closed a brokered private placement of 2,700,000 Units to raise aggregate gross proceeds of US$1,350,000 (the “European Private Placement”). The European Private Placement units were sold on a best efforts agency basis by Clarion Finanz AG (the “European Agent”) pursuant to Regulation S. The Units offered in the European Private Placement are identical to the Units in the Canadian Private Placement. In connection with the European Private Placement, the European Agent received a commission of US$135,000 and warrants to purchase 270,000 Units at a price of US$1.25 per Units for a period of nine months from the closing of the European Private Placement. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of the European Private Placement in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. As adjusted following the effectiveness of our two for one stock split on September 30, 2005, we issued 5,400,000 units to subscribers and a warrant to purchase 540,000 units to the European Agent.

4.

On September 6, 2005, we closed our private placement of 230,000 units to raise aggregate gross proceeds of US$115,000 (the “U.S. Private Placement”). The U.S. Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act. Each unit (a “Unit”) consisted of one share of our common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the U.S. Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the SEC on or before the day that is four months and one day after the closing of the U.S. Private Placement. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. As adjusted following the effectiveness of our two for one stock split on September 30, 2005, we issued 460,000 units to subscribers.

5.

On September 2, 2005, we closed our brokered private placement of 3,195,000 units to raise aggregate gross proceeds of US$1,597,500 (the “Canadian Private Placement”). The Canadian Private Placement units were issued to accredited investors resident in Canada and pursuant to Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”). Each unit (a” Unit”) consisted of one share of our common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the Canadian Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the SEC on or before the day that is four months and one day after the closing of the Canadian Private Placement. The securities were sold on a best efforts agency basis by Dominick & Dominick Securities Inc. (the "Agent"). In connection with the Canadian Private Placement, the Agent received a fee of US$205,250 and warrants to purchase 319,500 Units at a price of US$1.25 per Unit for a period of nine months from the closing of the Canadian Private Placement. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. As adjusted following the effectiveness of our two for one stock split on September 30, 2005, we issued 6,390,000 units to subscribers and a warrant to purchase 639,000 units to the Agent.

6.

On June 30, 2005, we approved the issuance of 700,000 shares of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that each claim owner was a sophisticated investor and was in a position of access to relevant and material information regarding our operations. Each claim owner delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. As adjusted following the effectiveness of our two for one stock split on September 30, 2005 we issued 1,400,000 shares of our common stock to the claim owners.

7.

On February 14, 2005, we approved the issuance of 100,000 shares of our common stock to Rock Management Ltd. (the “Consultant”) for consulting services provided to us in January, 2002. The issuance was made to the Consultant pursuant to Regulation S of the Securities Act and Canadian Multilateral Instrument 45-105 Trades to Employees, Senior Officers, Directors and Consultants. The Consultant represented to us that it was a non-US person, as defined in Regulation S of the Securities Act. All securities to be issued to the Consultant were endorsed with a restrictive legend in accordance with Regulation S of the Securities Act and Canadian Multilateral Instrument 45-102 Resale of Securities. As adjusted following the effectiveness of our two for one stock split on September 30, 2005, we issued 200,000 shares of our common stock to the Consultant.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan Of Operation

In 2005, we announced the reorganization of Searchlight from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with Searchlight’s reorganization we entered into mineral option agreements to acquire an interest in the Searchlight Claims and acquired an interest in the Clarkdale Slag Project through our assignment agreement with NMC. Our current plan of operation is to continue to conduct mineral exploration activities on the Searchlight Claims and drilling and sampling activities for the Clarkdale Slag Project to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

Searchlight Project

The properties comprising the Searchlight Claims and our exploration, mining and development activities on the Searchlight Claims are discussed in detail under the heading “Description of Properties” in this Annual Report. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction. We have developed an exploration work program for the Searchlight Project. We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the BLM, and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit. During the year ended December 31, 2005, metallurgical studies have been performed on the Searchlight Project site. Chain of custody (COC) surface samples and bulk samples (6 tons) have been taken from the project area by Arrakis, Inc. Metallurgical and analytical analysis on the samples has begun and results are expected in the second quarter of 2006. Once the results from the aforementioned analysis are reviewed, the next steps on the project will begin. These steps may include a drilling program on the claim area (we are permitted for 18 drill holes), more bulk testing (we are permitted for a 36 acre pit), surface sampling, and metallurgical analysis.

Clarkdale Slag Project

The properties comprising our Clarkdale Slag project are discussed in detail under the heading “Description of Properties” in this Annual Report. Our current plan of operation is to conduct drilling and sampling activities on the slag pile located in the Clarkdale Slag Project site in order to assess whether the slag possesses mineral inventory capable of commercial extraction. In the fall of 2005, drilling commenced on the Clarkdale Slag Project under the chain-of-custody (COC) of Mountain States R&D International Inc. (MSRDI). A total of 9 holes and 675 feet were drilled. Sample preparation and analysis of the drill hole material has begun and is also being done under COC by MSRDI. Once the results from the drill program are fully analyzed, planning for the next steps on the project will begin. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). If appropriate, a bankable feasibility study will be undertaken.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

EXPENSE		COST ($)

Administrative Expenses		$200,000

Legal and Accounting Expenses		$100,000

Consulting Services		$100,000

Clarkdale Slag Project

- Property Payments	$500,000

- Mineral Inventory Study	$500,000

- OPCO Payment/Feasibility Study	$3,000,000

Total Clarkdale Slag Project		$4,000,000

Searchlight Gold Project

- Sampling and Testing	$100,000

- Drill Program	$550,000

Total Searchlight Gold Project		$650,000

TOTAL		$5,050,000

We recorded a net operating loss before income taxes of $1,721,777 for the year ended December 31, 2005 and have an accumulated deficit of $5,755,108 since inception. As at the date of this Annual Report we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31
	2005	2004	Percentage Increase
			/ (Decrease)
Revenue	$-	$-	n/a
Expenses	(1,721,777)	(590,462)	(191.6)%
Net Income (Loss)(1)	$(1,721,777)	$(590,462)	(183.8)%
Notes
(1)	Net loss excludes Foreign Currency Translation Adjustment of $127,711.

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
			Percentage
	2005	2004	Increase /
			(Decrease)
Research and development	$-	$186,877	(100.0)%
Mining exploration expenses	887,023	-	n/a
General and administrative	434,022	194,819	122.8%
Stock based compensation	399,782	2,196	18,105.0%
Depreciation	950	13,334	(92.9)%
Impairment loss on intangible assets	-	173,234	(100.0)%
Impairment loss on property and equipment	-	20,002	(100.0)%
Interest expense, net	-	-	n/a
Total Expenses	$1,721,777	$590,462	191.6%

We incurred operating expenses in the amount of $1,721,777 for the fiscal year ended December 31, 2005 as compared to $590,462 for the fiscal year ended December 31, 2004. Operating expenses increased by 191.6% as compared to fiscal 2004 largely due to the fact that: (i) we re-organized our business into that of a mining and exploration company during 2005 and had increased mineral exploration in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project; (ii) our general and administrative expenses increased primarily due to increased professional fees associated with the completion of our private placements and the preparation of our registration statement on Form SB-2 and (iii) increased management fees; and (iii) increased stock compensation expenses of $399,782.

Liquidity and Financial Condition

Working Capital
			Percentage
	At December 31, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$705,856	$295	239,173%
Current Liabilities	1,178,123	1,685,661	(30.1)%
Working Capital Surplus (Deficit)	$(472,267)	$(1,685,366)	(72.0)%

Cash Flows
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Cash Flows used in Operating Activities	$(1,477,027)	$(162,463)
Cash Flows used in Investing Activities	(793,219)	(4,538)
Cash Flows from Financing Activities	2,975,807	134,473
Effects of Foreign Currency Exchange Rate	-	14,625
Net Increase (decrease) in Cash During Period	$705,561	$(17,903)

The decrease in our working capital deficit from $1,685,366 as at December 31, 2004 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $2,690,807 from private placements of our securities completed during the year ended December 31, 2005.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,721,777 for the year ended December 31, 2005 and have an accumulated deficit of $5,755,108 since inception. As at the date of this Annual Report we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

None.

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

Exploration Stage Company

The Company has been in the exploration stage since its restructuring and has not yet realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Mineral Property Acquisition and Exploration Costs

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

RISKS AND UNCERTAINTIES

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $6,288,039, excluding other incomes and miscellaneous gains and losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate a profitable mineral property; and

-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,721,777 for the year ended December 31, 2005 and have an accumulated deficit of $5,755,108 since inception. As at the date of this Annual Report, we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on January 12, 1999, and to date have been involved primarily in organizational activities, the acquisition of the mineral claim, obtaining a summary geological report and performing certain limited work on our mineral claim. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. If funding is not available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Searchlight Claims or the Clarkdale Slag Project, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

If the price of base and precious metals declines, our financial condition and ability to obtain future financings will be impaired.

The price of base and precious metals is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of base and precious metals to decrease include the following:

(a)	Sales or leasing of base and precious metals by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for base and precious metals industrial, jewelry and investment uses;

(e)	High supply of base and precious metals from production, disinvestment, scrap and hedging;

(f)	Sales by base and precious metals producers and foreign transactions and other hedging transactions; and

(g)

Devaluing local currencies (relative to base and precious metals price in US dollars) leading to lower production costs and higher production in certain major base and precious metals producing regions.

Our business is dependent on the price of base and precious metals. We have not undertaken hedging transactions in order to protect us from a decline in the price of base and precious metals. A decline in the price of base and precious metals may also decrease our ability to obtain future financings to fund our planned development and exploration programs.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If we are unable to achieve economic re-processing of minerals from our Clarkdale Slag Project, then our financial condition and our revenues will be adversely affected.

We are currently undertaking drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses a mineral inventory capable of commercial extraction. Once the results from the drill program are fully analyzed, we intend to undertake the next steps on the project. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, a bankable feasibility study will be undertaken. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

As we undertake exploration of the Searchlight Claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and applicable federal laws as we carry out our exploration program on the Searchlight Claims. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our development and production operations are regulated by both US Federal and Nevada and Arizona state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Claims, the success of our drilling and sampling activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(a)	Water discharge will have to meet drinking water standards;

(b)	Dust generation will have to be minimal or otherwise re-mediated;

(c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(d)	An assessment of all material to be left on the surface will need to be environmentally benign;

(e)	Ground water will have to be monitored for any potential contaminants;

(f)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(g)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations. See “Description of Business - Compliance with Government Regulation”, below.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of your stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.                FINANCIAL STATEMENTS.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, has not generated any revenue and has a significant working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Chartered Accountants
Vancouver, Canada
April 11, 2005

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Indedendent Registered Public Accounting Firm

To the Board of Directors
Searchlight Minerals, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Searchlight Minerals, Inc. (an Exploration Stage Enterprise) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period January 14,2000 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Searchlight Minerals, Inc. (an Exploration Stage Enterprise) as of December 31, 2005 and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has losses from operations since inception, has not generated any revenue and has a significant working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA. LLC

April 10, 2006
Las Vegas, Nevada

P.O. BOX 50329 HENDERSON, NEVADA 89016 PHONE: (702) 450-2200 FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS

	December 31, 2005	December 31, 2004

ASSETS

Current assets
Cash	$705,856	$295
Total current assets	705,856	295

Property and equipment, net	15,136	1,349
Mining concessions	127,134	-
Joint venture agreement	690,000	-
Deposits	180,500	-

Total assets	$1,718,626	$1,644

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$783,246	$976,316
Convertible debt - related party	-	300,000
Loan payable - related party	379,877	409,345
Loan payable	15,000	-
Total current liabilities	1,178,123	1,685,661

Total liabilities	1,178,123	1,685,661

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 52,150,000 and 108,300,000 shares,
respectively, issued and outstanding	52,150	108,300
Additional paid-in capital	6,083,298	2,471,559
Common stock subscribed	270,000	-
Accumulated other comprehensive loss	(109,837)	(230,545)
Accumulated deficit during development stage	(5,755,108)	(4,033,331)
Total stockholders' equity (deficit)	540,503	(1,684,017)

Total liabilities and stockholders' equity (deficit)	$1,718,626	$1,644

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2005	December 31, 2004	December 31, 2005

Revenue	$-	$-	$-

Operating expenses
Research and development	-	186,877	1,900,095
Mining exploration expenses	887,023	-	887,023
General and administrative	434,022	194,819	2,054,563
Stock based compensation	399,782	2,196	412,365
Depreciation	950	13,334	236,124
Impairment loss on intangible assets	-	173,234	173,234
Impairment loss on property and equipment	-	20,002	86,683

Total operating expenses	1,721,777	590,462	5,750,087

Loss from operations	(1,721,777)	(590,462)	(5,750,087)

Other income (expense):
Other income	-	-	282,142
Interest expense, net	-	-	(300,000)

Total other income (expense)	-	-	(17,858)

Loss from operations before provision for income taxes	(1,721,777)	(590,462)	(5,767,945)

Income tax benefit	-	-	12,837

Net loss	(1,721,777)	(590,462)	(5,755,108)

Other Comprehensive Loss
Foreign currency translation adjustment	120,708	(109,982)	(109,837)

Comprehensive Loss	(1,601,069)	(700,444)	(5,864,945)

Loss per common share - basic and diluted:
Net loss	$(0.03)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	50,777,096	108,300,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subcribed	Compensation	Stage	Equity
Balance, January 14, 2000	-	$-	$-	$-	-	$-	$-	$-
Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	-	-	(24,999)	1
Effect of foreign currency translation	-	-	-	3,059	-	-	-	3,059
Net loss	-	-	-	-		-	(235,028)	(235,028)
Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	-	-	(5,150)	-
Effect of foreign currency translation	-	-	-	(2,619)	-	-	-	(2,619)
Net loss	-	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)
Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)
Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)
Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	-	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)
Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)
Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	-	-	133,062
Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000
Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-
Issuance of common stock
for 20 mining concessions	1,400,000	1,400	38,600	-	-	-	-	40,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subcribed	Compensation	Stage	Equity
Issurance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	-	-	266,720

Common stock subscribed	-	-	-	-	270,000	-	-	270,000

Effect of foreign currency translation	-	-	-	120,708	-	-	-
Net loss							(1,721,777)
Net comprehensive loss	-	-	-	-	-	-	-	(1,601,069)

Balance, December 31, 2005	52,150,000	$52,150	$6,083,298	$(109,837)	$270,000	$-	$(5,755,108)	$540,503

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(Date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2005	December 31, 2004	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,721,777)	$(590,462)	$(5,755,108)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	950	13,334	236,124
Stock based expenses	399,782	2,196	418,728
Impairment loss	-	193,236	259,917
Gain on settlement	-	-	(228,636)
Write-off of fixed assets	1,349	-	1,349
Changes in operating assets and liabilities:
Amounts receivable	-	28,979	11,005
Other current assets	(180,500)	4,000	(180,500)
Accounts payable and accrued liabilities	23,169	186,254	617,967

Net cash used in operating activities	(1,477,027)	(162,463)	(4,319,154)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(777,134)	-	(777,134)
Cash paid for intangible assets	-	(4,538)	(180,068)
Purchase of fixed assets	(16,085)	-	(288,635)
Net cash used in investing activities	(793,219)	(4,538)	(1,245,837)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,690,807	-	2,690,808
Proceeds from borrowings from related party	-	134,473	2,880,201
Proceeds from borrowings on loan payable	15,000	-	519,035
Proceeds from subscribed stock	270,000	-	270,000

Net cash provided by financing activities	2,975,807	134,473	6,360,044

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	14,625	(89,197)

NET CHANGE IN CASH	705,561	(17,903)	705,856

CASH AT BEGINNING OF YEAR	295	18,198	-

CASH AT END OF PERIOD	$705,856	$295	$705,856

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751
Income Taxes Paid	$-	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$300,000	$-	$1,200,000

Stock issued for conversion of accounts payable, 100,000 shares at $0.72	$72,000	$-	$-

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Searchlight Minerals Corp., referred to as the “Company” is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition development of mining properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History - In February, 2005, the Company reorganized and changed its focus from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with the reorganization, the Company entered into mineral option agreements to acquire an interest in 20 mineral claims representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with the Company’s restructuring, our board of directors approved a name change to "Searchlight Minerals Corp” effective June 23, 2005.

The Company was originally incorporated under the laws of England and Wales on January 14, 2000 and commenced operations in the U.K. in May 2000 as Regma Bio Technologies Limited. The name change to Phage Genomics, Inc. occurred on February 2, 2004.

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

On February 1, 2002, L.C.M. Equity, Inc. changed its name to Regma Bio Technologies Limited. From this date, both the parent company in the U.S., and the U.K. subsidiary company were called Regma Bio Technologies Limited. On April 16, 2002, the U.K. subsidiary changed its name to THRIP Ltd. On May 7, 2002, THRIP Ltd. entered into creditors’ voluntary liquidation. The trade and non-liquid assets of THRIP Ltd. were transferred to the Company prior to the liquidation, in order that the trade of the group could be continued without interruption.

On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploitation of gold and other precious metal deposits. The Company has consequently been considered an exploration stage enterprise.

Going concern - The Company incurred cumulative net losses of approximately $5,755,108 from operations as of December 31, 2005 and has not commenced its mining operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation - These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less to be a cash equivalent.

Mining concessions – Costs of acquisition, exploration carrying and retaining unproven concessions are expensed as incurred.

Mining property acquisition and exploration costs – We expense all costs related to the acquisition and exploration of mineral properties in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Long-lived Assets - Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fair value of financial instruments - Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Revenue recognition - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Research and Development - All research and development expenditures during the period have been charged to operations.

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive income (loss) – The company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment.

Reclassification - Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New accounting pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005 and 2004:

	2005	2004
Furniture and fixtures	$7,038	$--
Computers and equipment	9,047	33,776
	16,085	33,776
Less: accumulated depreciation	950	32,427

	$15,136	$1,349

3.	MINING CONCESSIONS

As of December 31, 2005, mining concessions totaling $127,134 consist of twenty mining concessions located in Searchlight, Nevada. The mining concessions were acquired during 2005 with 1,400,000 shares of the Company’s common stock valued at $2,000 per claim for a total of $40,000. Pursuant to the acquisition, the Company was also required to pay actual costs incurred by the former owner in maintaining the claims totaling $87,134.

4.	JOINT VENTURE AGREEMENT

On October 24, 2005, the Company completed the acquisition of all of Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“Verde”). NMC is a related party entity whereby the Company’s President and Chief Financial Officer have an ownership interest. The JV Agreement will allow the processing and extraction of minerals from a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (“Clarkdale Slag Project”). The acquisition consideration of NMC’s interest in the JV Agreement fulfilled are as follow:

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

(iv)

Issuance to NMC or its designates, warrants to purchase 12,000,000 shares (post stock split) of the Company’s common stock at exercise price of $0.375 per share (post stock split) exercisable for a term of 10 years; and

(v)

Provide confirmation to NMC, that the Company has received funds of $2,000,000 pursuant to its private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside the U.S.

Additionally, the Company entered into an amendment (the “Amended Assignment Agreement”) to the Assignment Agreement, for the purpose of clarifying the Company’s obligation to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the Amended Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. As at October 24, 2005, the Company fulfilled its obligations under the terms and conditions of the Assignment Agreement.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

4.	JOINT VENTURE AGREEMENT (continued)

Following the acquisition of NMC’s interest in the Clarkdale Slag Project, the Company is presently proceeding with the joint venture with Verde. Under the terms of the JV Agreement, the Company intends to form a jointly owned limited liability operating company (“OPCO”) to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract byproducts from the slag for commercial resale. Pursuant to the terms of the JV Agreement, we are subject to the following, payments and conditions:

(i)

The Company is required to fund all expenditures for Phase I of the work program and we must pay $3,000,000 into OPCO’s account within 14 days of the completion of Phase I. At the time the Company makes the $3,000,000 payment to OPCO, Verde agrees to transfer all right to process the Clarkdale Slag Project slag pile to OPCO and grant the Company a license to use the project site for the project.

(ii) After completion of a bankable feasibility study in Phase II, the Company is required to contribute $27,000,000 (“Project Funding Payment”) to OPCO within 90 days of receipt of the study.

(iii) Verde is not required to contribute any funds for project expenses.

(iv)

In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project to the Company until it receives an amount equal to two times the amount of its total investment in the project.

(vi)

A principal of Verde, will be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment (as further defined in the JV Agreement) and net cash flow of the project before any money is distributed to the Company and Verde.

5.	LOANS PAYABLE

As of December 31, 2005, loan payable totaling $15,000 consists of borrowings from a non-related party. The balance bears no interest, unsecured, and is due on demand.

6.	LOAN PAYABLE – RELATED PARTY

As of December 31, 2005, loans payable to related parties totaling $379,877 consists of borrowings from former officers and directors of the Company. The balances bear no interest, unsecured, and is due on demand.

As of December 31, 2004, loans payable to related parties totaling $409,345 consists of borrowings from the former officer and director of the Company. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

7.	CONVERTIBLE DEBT – RELATED PARTY

On July 23, 2002, the Company received additional financing from a former officer/director and shareholder in the amount of $300,000. The form of financing was a convertible debenture whereby the holder had the option of calling the debt in the future together with interest at 8% per annum, or converting the debt into shares of the Company at $0.25 per share (1,200,000 shares), with a two year warrant for the same number of shares exercisable at $0.35 per share. The interest was to be payable in cash. The issue of the convertible debenture created a beneficial conversion feature, which was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The fair value of the warrants was determined using the Black-Scholes Model. The beneficial conversion feature was valued at $396,000, which was greater than the value of the debt. As a result, the debt discount was restricted to the value of the debt at $300,000.

8.	STOCKHOLDER’S EQUITY

On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

During 2005, the Company’s stockholders’ activities consisted of the following:

	a)	On February 11, 2005, 60,000,000 shares (post stock split) of the Company were returned to theCompany and cancelled at its par value of $0.001 per share

	b)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

	c)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000.

	d)	On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral concessions valued at $40,000.

	e)	On August 31, 2005, the Company issued 6,390,000 shares (post stock split) of common stock for cash at $0.25 per share.

	f)	On September 16, 2005, the Company issued 5,400,000 shares (post stock split) of common stock for cash at $0.25 per share.

	g)	On September 16, 2005, the Company issued 460,000 (post stock split) shares of common stock for cash at $0.25 per share.

Stock Options – During the year ended December 31, 2005 and 2004, the Company granted stock options to employees and directors totaling 2,500,000 and -0- shares of its common stock with a weighted average strike price of $0.36 and $ 0.00 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of December 31, 2005 stock option outstanding totaled 2,500,000 with a weighted average strike price of $0.36 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDER’S EQUITY (continued)

The following table summarizes the Company’s stock option activity.

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2003	4,833,000	$.91
Options granted and assumed	--	--
Options expired	(1,000,000)	.50
Options canceled	--	--
Options exercised	--	--
Balance, December 31, 2004	3,833,000	$1.01
Options granted and assumed	2,500,000.36
Options expired	--	--
Options canceled	(3,833,000)	1.01
Options exercised	--	--

Balance, December 31, 2005	2,500,000	$.36

The Company estimates the fair value of these options granted to the consultant by using the Binomial Lattice (Cox, Ross Rubenstein) option pricing-model with the following assumptions used for grants in 2005 using specific grant dates; no dividend yield; expected volatility of 85%; risk free interest rates of 3.65% to 4.39%; and expected lives of 5 years for all non-employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options that became exercisable upon grant in 2005 for $399,782 as of December 31, 2005.

The following table summarizes information about options granted during the year ended December 31, 2005:

Exercise Price
Equals, Exceeds or
Number of	is Less Than Mkt.	Weighted			Weighted
Options Granted	Price of Stock	Average		Range of	Average
During 2005	on Grant Date	Exercise Price		Exercise Price	Fair Value
--	Equals	$--	$	-- to $ --	$--
--	Exceeds	$--	$	-- to $ --	$--
2,500,000	Less Than	$0.36		$0.25 to $0.44	$0.16

2,500,000		$0.36		$0.25 to $0.44	$0.16

Stock options/warrants - During the year ended December 31, 2005, the Company granted stock warrants related to common stock issued through a private placement totaling 7,350,000 with a strike price of $0.52 per share. Additionally, stock warrants related to common stock totaling 1,768,500 were issued to underwriters of the private placement with a strike price of $0.625 per share. These value of the warrants were allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the year ending December 31, 2005, the Company acquired the interest in a joint venture agreement, as discussed in Note 4, which included stock warrants for 12,000,000 shares of common stock, with a strike price of $0.375 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	STOCKHOLDER’S EQUITY (continued)

During the year ending December 31, 2005, the Company issued stock options for 500,000 shares of common stock for satisfaction of debt totaling $300,000 with a strike price of $0.25 per share.

The following table summarizes information about options/warrants granted during the year ended December 31, 2005:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2004	--	$--
Options/warrants granted and assumed	21,618,500.44
Options/warrants expired	--	--
Options/warrants canceled	--	--
Options/warrants exercised	--	--

Balance, December 31, 2005	21,618,500	$.44

9.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2005 are as follows:

2006	$7,750

Rental expense, resulting from operating lease agreements, approximated $17,230 for the years ended December 31, 2005.

Employment contracts – Ian R. McNeil. The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

Carl S. Ager. The Company entered into an employment agreement with Carl S. Ager effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000 and a bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as the Company’s Treasurer and Secretary. Mr. Ager is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

10.	RELATED PARTY TRANSACTIONS

In February 2005, the Company reorganized from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with the reorganization, the Company entered into mineral options agreements to acquired an interest in 20 mineral claims (“Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals, an entity controlled by a shareholder of the Company, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims.

11.	SUBSEQUENT EVENTS

On January 18, 2006 the Company closed a Private Placement Offering of 39 units at a price of $45,000 per unit to raise gross proceeds of $1,755,000 (the “Private Placement”). The Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act of 1933 (the “Securities Act”). Each unit (a ”Unit”) consisted of 100,000 shares of the Company’s common stock (a “Share”), 100,000 share purchase warrants with each warrant entitling the subscriber to purchase one additional Share for a period of two years from the closing of the Private Placement at an exercise price equal to $0.65 per Share.

The securities were sold on a best efforts agency basis by S&P Investors, Inc. (the "Agent"). In connection with the Private Placement, the Agent received a fee of $87,750 and warrants to purchase 390,000 shares at a price of $0.65 per share for a period of two years from the closing of the Private Placement. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

The Company intends to use the proceeds of the Private Placement to fund its plan of development on its Searchlight mineral claims and Clarkdale Slag Project, and for general corporate purposes.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 18, 2005, we engaged Kyle L. Tingle, CPA, LLC (“KLT”), as our new independent registered public accounting firm, following the resignation of our prior independent registered public accounting firm, Manning Elliott, Chartered Accountants (“Manning Elliott”), which occurred on May 18, 2005.

Manning Elliott performed the audit of our financial statements for the years ended December 31, 2004 and 2003. During this period and the subsequent interim period through May 18, 2005, there were no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Manning Elliott’s satisfaction would have caused Manning Elliott to make reference to the subject matter of the disagreements in connection with Manning Elliott’s report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

Manning Elliott’s decision to resign as our independent auditor was ratified by the our board of directors on May 18, 2005, and was made due to the fact that our operations and management are now in the United States and we are required to have a U.S. based independent auditor.

The audit reports of Manning Elliott for the years ended December 31, 2004 and 2003 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that we might not be able to operate as a going concern.

ITEM 8A.             CONTROLS AND PROCEDURES.

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

(B)	Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal year ended December 31, 2005, our Principal Executive Officer and Principal Financial Officer have determined that there are no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and titles as of March 17, 2006 are as follows:

NAME AND ADDRESS OF DIRECTOR/OFFICER	AGE	POSITION
Ian R. McNeil #120 - 2441 West Horizon Ridge Parkway, Henderson, Nevada, 89052	34	Director, CEO and President
Carl S. Ager #120 - 2441 West Horizon Ridge Parkway, Henderson, Nevada, 89052	31	Director, CFO, Secretary and Treasurer
Robert D. McDougal #120 - 2441 West Horizon Ridge Parkway, Henderson, Nevada, 89052	73	Director
K. Ian Matheson 2215 Lucerne Circle, Henderson, Nevada, 89014	65	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Ian R. McNeil. Mr. McNeil is a member of our board of directors and our CEO and President. Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Since June of 2003, Mr. McNeil has been president of Nanominerals Corp. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996.

Carl S. Ager. Mr. Ager is a member of our board of directors and our Chief Financial Officer, Secretary and Treasurer. In 1997, Mr. Ager obtained his Bachelor of Applied Sciences – Engineering Geophysics degree from Queen’s University in Kingston, Ontario. Since January, 2003, Mr. Ager has been President of CSA Management Corp, a private Nevada corporation which provides consulting services to mineral exploration companies. Mr. Ager has also served as Vice President of Nanominerals Corp since June 2003.

Robert D. McDougal. Mr. McDougal is a member of our board of directors. He is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The major portion of the practice is with mining and mining related clients including public companies, private companies’ partnerships and individuals. He was a Director and Officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time Mr. McDougal spend 20 years in the United States Air Force, retiring with the rank of Major.

K. Ian Matheson. Mr. Matheson has been a member of our board of directors since February 10, 2005. Mr. Matheson has been a director and President of the following Nevada private companies that have been involved in the research and development of precious metals in the southern Nevada area: Pilot Plant Inc. (since May 1, 2003); Pass Minerals Inc. (since August 15, 1995) and Kiminco Inc. (since June 26, 1995). Mr. Matheson earned a Bachelor of Commerce degree from the University of British Columbia in 1963. In 1964 and 1965 he attended McGill University in Montreal, Quebec where he earned a degree as a Chartered Accountant at the Quebec Institute of Chartered Accountants. He was admitted into the British Columbia Institute of Chartered Accountants in 1965. From 1965 to 1967 he worked as a Chartered Accountant with Coopers and Lybrands in Vancouver, BC. He is presently a member of the British Columbia Institute of Chartered Accountants and the Canadian Institute of Chartered Accountants.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board Of Directors

Other than as described below, we do not have any committees.

Audit Committee

We have an audit committee and audit committee charter. Our audit committee is presently comprised of Carl S. Ager, Ian R. McNeil and Robert D. McDougal. A copy of Searchlight’s audit committee charter was filed as an exhibit with to Searchlight’s Form 10-KSB for the year ended December 31, 2003. Searchlight’s audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Searchlight’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Disclosure Committee and Charter

Searchlight has a disclosure committee and disclosure committee charter. Searchlight’s disclosure committee is presently comprised of Carl S. Ager, Ian R. McNeil and Robert D. McDougal. A copy of the disclosure committee charter was filed as an exhibit to Searchlight’s Form 10-KSB for the year ended December 31, 2003. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Searchlight and the accuracy, completeness and timeliness of its financial reports.

Audit Committee Financial Expert

Robert McDougal, a member of our audit committee and our board of directors is our “audit committee financial expert” as defined by applicable rules of the SEC.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on April 13, 2004. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, other than as disclosed below, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with.

Name and Principal Position	Number of Late Form 4 Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Ian McNeil, President, Chief Executive Officer, and Director	1	1	-
Carl S. Ager Chief Financial Officer, Secretary, Treasurer and Director	1	1	-
Ian Matheson, Director	2	2	-
Robert McDougal, Director	1	1	-

ITEM 10.               EXECUTIVE COMPENSATION.

Management Compensation

The following table summarizes the compensation awarded to, earned by, or paid to Searchlight’s President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of Searchlight’s three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Awards		Payouts	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)
Ian R. McNeil	Director, President and CEO(4)	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	500,000 0 0	$0 $0 $0	$0 $0 $0
Carl S. Ager	Director, Secretary, Treasurer and CFO(5)	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	500,000 0 0	$0 $0 $0	$0 $0 $0
K. Ian Matheson	Director, Former President, Former CEO and Former CFO(1)(6)	2005 2004 2003	$0 $0 $0	$0 $0 $0	$38,500 $0 $0	0 0 0	500,000 0 0	$0 $0 $0	$0 $0 $0
Caisey Harlingten	Former President and Former CEO(2)	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $250,000	0 0 0	1,000,000 0 0	$0 $0 $0	$0 $0 $0
Dr. David Rooke	Former President and Former CEO(3)	2005 2004 2003	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	0 0 0	$0 $0 $0	$0 $0 $0

Notes:

(1)	Mr. Matheson was appointed as Searchlight’s President and CEO on February 10, 2005 and resigned as President and CEO on October 7, 2005.
(2)	Mr. Harlingten resigned as Searchlight’s President and CEO on February 21, 2005.
(3)	Mr. Rooke resigned as Searchlight’s President and CEO on March 4, 2004.
(4)

Mr. McNeil was appointed as Searchlight’s President and CEO on October 7, 2005. Effective January 1, 2006, Mr. McNeil entered into an employment agreement with Searchlight effective January 1, 2006 for an annual salary of $108,000.

(5)

Mr. Ager was appointed as Searchlight’s Secretary, Treasurer and CFO on October 7, 2005. Mr. Ager entered into an employment agreement effective January 1, 2006 with Searchlight for an annual salary of $80,000.

(6)	We pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by Searchlight’s executive officers or directors during the financial year ended December 31, 2005 and no stock options have been exercised since December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise ($)	Value Realize d ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In- The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Ian R. McNeil, Director, President and CEO	Nil	N/A	500,000	$15,000/N/A(1)
Carl S. Ager, Director, Treasurer, Secretary and CFO	Nil	N/A	500,000	$15,000/N/A(1)
K. Ian Matheson, Director and Former President and Former CEO	Nil	N/A	500,000	$110,000/N/A(1)
Robert D. McDougal, Director	Nil	N/A	500,000	$15,000/N/A(1)
Caisey Harlingten, Former President and Former CEO	Nil	N/A	1,000,000	$220,000/N/A(1)

Notes:

(1)

The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.47 per share on OTC BB) and the exercise price of the individual’s options.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to each of Searchlight’s Named Executive Officers during Searchlight’s most recent fiscal year ended December 31, 2005:

OPTION/SAR GRANTS IN DECEMBER 31, 2005 (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted To Employees	Exercise Price (per Share)	Expiration Date
K. Ian Matheson	500,000	N/A	$0.25	November 23, 2010
Caisey Harlingten	1,000,000	N/A	$0.25	November 23, 2010
Carl S. Ager	500,000	N/A	$0.44	November 21, 2010
Ian R. McNeil	500,000	N/A	$0.44	November 21, 2010
Robert D. McDougal	500,000	N/A	$0.44	November 21, 2010

COMPENSATION ARRANGEMENTS

We pay out of town directors a fee of $1,000 per directors meeting attended. We also periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2003 Non-Qualified Stock Option Plan permits the grant of incentive stock options to our directors. We pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have a verbal agreement with our consulting geologists to provide us with consulting services on request

CHANGE IN CONTROL ARRANGEMENTS

We have entered into compensation agreements with two of our directors, Carl S. Ager and Ian R. McNeil. The agreements provide for severance arrangements where change of control of Searchlight occurs, as defined, and the directors are terminated. The compensation payable to Mr. Ager would include a lump sum payment of $40,000 plus the amount of annual bonuses that Mr. Ager would be entitled to receive for the six month period following termination, plus benefits for the six month period following termination. The compensation payable to Mr. McNeil would include a lump sum payment of $54,000 plus the amount of annual bonuses that Mr. McNeil would be entitled to receive for the six month period following termination, plus benefits for the six month period following termination. The compensation that would be payable to the directors aggregates $94,000 plus the amount of annual bonuses and other benefits that they would have received in the six months following termination.

EMPLOYMENT CONTRACTS

Other than as described below, we are not party to any employment contracts.

Ian R. McNeil. We entered into an employment agreement with Ian R. McNeil effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer. Mr. McNeil is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

Carl S. Ager. We entered into an employment agreement with Carl S. Ager effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000 and a bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary. Mr. Ager is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain summary information concerning the compensation paid or accrued for each of Searchlight’s last three completed fiscal years to Searchlight’s Chief Executive Officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of Searchlight’s last completed fiscal year) (the “Named Executive Officers”). Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF COMMON STOCK(1)
DIRECTORS AND OFFICERS
Common Stock	K. Ian Matheson Director 2215 Lucerne Circle Henderson, NV 89014	13,602,504(2) Direct and Indirect	18.8%
Common Stock	Ian R. McNeil Chief Executive Officer, President Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	907,594(5) Direct	1.57%
Common Stock	Carl S. Ager Chief Financial Officer, Secretary, Treasurer Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	907,594 (6) Direct	1.57%
Common Stock	Robert D. McDougal Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	729,114(7) Direct	1.26%
Common Stock	All Officers and Directors as a Group (4 persons)	16,146,806(2) Direct	24%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
Common Stock	K. Ian Matheson Director 2215 Lucerne Circle Henderson, NV 89014	13,602,504(2) Direct and Indirect	18.8%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	16,000,000 Direct(3)	27.9%
Common Stock	Centrum Bank AG Kirchstrasse 3, Postfach 1168 FL-9490 Vaduz, Lechtenstein	4,884,000(4) Direct	8.29%

(1)

Applicable percentage of ownership is based on 57,275,000 common shares outstanding as of March 17, 2006, plus any securities held by such security holder exercisable for or convertible into common shares within sixty (60) days after the date of this Annual Report, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.

(2)

Includes 3,891,252 shares held directly by K. Ian Matheson, 1,281,252 shares held by Mr. Matheson’s spouse and related companies, a warrant to purchase an additional 8,000,000 shares of Searchlight and incentive stock options to purchase an additional 500,000 shares of Searchlight exercisable within 60 days of the date hereof.

(3)	Nanominerals is a private Nevada corporation, Ian R. McNeil and Carl S. Ager are each directors and officers of Nanominerals and each holds 17% of the outstanding common stock of Nanominerals.
(4)

Consists of 3,256,000 shares and 1,628,000 warrants to purchase additional shares of our common stock that can be acquired by the Centrum Bank AG upon exercise of Warrants held by Centrum Bank AG within 60 days of the date hereof.

(5)	Consists of 407,594 shares held directly by Ian R. McNeil and options to acquire an additional 500,000 shares of our common stock exercisable within 60 days of the date hereof.
(6)	Consists of 407,594 shares held directly by Carl S. Ager and options to acquire an additional 500,000 shares of our common stock exercisable within 60 days of the date hereof.
(7)	Consists of 229,114 shares held directly by Robert D. McDougal and options to acquire an additional 500,000 shares of our common stock exercisable within 60 days of the date hereof.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year. In 2003 our board of directors approved the 2003 Non-qualified stock option plan (the "Plan"). Under the terms of the Plan, options to purchase up to 50,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. We filed a registration statement on Form S-8 under the Securities Act of 1933, on June 30, 2003, to register the 50,000,000 shares of our common stock reserved for issuance under the Plan on March 30, 2004.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	2,500,000	$0.36	47,500,000
Total	2,500,000	$0.36	47,500,000

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Nanominerals Corp. (“NMC”) is a private Nevada corporation principally engaged in the business of mineral exploration and development. NMC presently holds 27.9% of our issued and outstanding shares of common stock. Two of our directors Carl S. Ager and Ian R. McNeil, are officers and stockholders of NMC. Messrs. Ager and McNeil each hold 1,000,000 shares of the issued and outstanding common stock of NMC, representing an aggregate of 35% of the outstanding common stock of NMC. Pursuant to the terms of the Assignment Agreement, in consideration of the assignment of NMC’s rights in the Clarkdale Slag Project to us, we agreed, among other things to pay NMC $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement and issue to NMC or its designates, 6,000,000 warrants to purchase shares of our common stock exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share. We issued to NMC a warrant (the “Warrants”) to purchase 10,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Section 4(2) of the Securities Act of 1933. The Warrants are restricted securities as defined in the Securities Act. The Warrants were subsequently transferred by NMC. The issuance was made to NMC whose principals are sophisticated investors, and, through its relationship with us, NMC was in a position of access to relevant and material information regarding our operations. Carl S. Ager and Ian R. McNeil by virtue of their positions in us and NMC may be considered our promoters.

On June 30, 2005, we approved the issuance of 700,000 (pre-split) shares of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. Among the claim owners receiving the 700,000 (pre-split) shares was Debra Matheson, the spouse of K. Ian Matheson received 17,500 shares, Pass Minerals Inc., a company controlled by Mr. Matheson received 26,250 shares, Kiminco Inc., a company controlled by Mr. Matheson received 17,500 shares, and Gold Crown Minerals Inc., a company controlled by Mr. Matheson received 70,000 shares, Geosearch Inc. and Geotech Mining Inc. each received 35,000 shares, both companies are controlled by Charles Ager who is the father of Carl Ager.

On February, 2005, we announced the reorganization of Searchlight from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization, we entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims.

On February 10, 2005, we approved the discharging of the convertible debt of Caisey Harlingten, our former Chief Executive Officer and director, in the amount of $300,000 in return for the grant of an irrevocable stock option to purchase 250,000 shares in Searchlight for $0.50 per share, such option expiring February 10, 2010. On April 12, 2005, Mr. Harlingten transferred 47,700,000 shares of our common stock held directly or indirectly by him to K. Ian Matheson.

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)

3.2	Bylaws of L.C.M. Equity, Inc.(1)

3.3	Articles of Incorporation of Uscribble.(1)

3.4	Certificate of Amendment to Articles of Incorporation – name change to “Regma Bio Technologies Limited.”(3)

3.5	Certificate of Amendment to Articles of Incorporation – name change to “Phage Genomics, Inc.”(6)

3.6	Certificate of Amendment to Articles of Incorporation – name change to “Searchlight Minerals Corp.”(12)

3.7	Certificate of Change to Authorized Capital Pursuant to NRS 78.209(13)

3.8	Amended Bylaws dated July 22, 2005.(9)

3.9	Amended Bylaws dated August 9, 2005. (12)

4.1	Specimen Stock Certificate.(1)

5.1	Legal Opinion of O’Neill Law Group PLLC, with consent to use(18)

10.1	Acquisition Agreement.(2)

10.2	2002 Nonqualified Stock Option Plan.(4)

10.3	2003 Nonqualified Stock Option Plan.(5)

10.4	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

10.5	Letter Agreement between Phage Genomics Inc., Searchlight Minerals Corp., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005.(8)

10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005.(8)

10.8

Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005.(8)

10.9	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005.(8)

10.10

Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005.(8)

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)

10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)

10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

Exhibit
Number	Description of Exhibits

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)

10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)

10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)

10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)

10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. (12)

10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.

10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)

10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005. (18)

10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)

10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)

10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006(17)

10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006(17)

14.1	Code of Ethics.(7)

23.1	Consent of Manning Elliott, Chartered Accountants

23.2	Consent of Kyle L. Tingle, CPA, LLC

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibits

99.3	Audit Committee Charter.(7)

99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2005 and December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Audit Fees	$5,850	$18,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,850	$18,000

During the fiscal year ended 2005, we retained our independent auditor, Kyle L. Tingle, CPA, LLC, to provide services in the following categories and amounts.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above that was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
Director
(Principal Executive Officer)
Date: April 17, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
Director
(Principal Executive Officer)
Date: April 17, 2006

By:	/s/ Carl S. Ager
CARL S. AGER
Chief Financial Officer, Secretary and Treasurer
and Director
(Principal Financial Officer)
Date: April 17, 2006

By:	/s/ K. Ian Matheson
K. IAN MATHESON
Director
Date: April 17, 2006

By:	/s/ Robert D. McDougal
ROBERT D. McDOUGAL
Director
Date: April 17, 2006