Form 10QSB
period 2006-03-31
Searchlight Minerals Corp.
filed 2006-05-15
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[           ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period________to ________

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of May 11, 2006, the Issuer had 57,275,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “Searchlight” and “our company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS

Current assets
Cash	$1,526,693	$705,856
Prepaid expense	1,998	-
Total current assets	1,528,691	705,856

Property and equipment, net	14,343	15,136
Mining concessions	127,134	127,134
Joint venture agreement	690,000	690,000
Deposits	180,500	180,500

Total assets	$2,540,668	$1,718,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$848,111	$783,246
Loan payable - related party	382,792	379,877
Loan payable	-	15,000
Total current liabilities	1,230,903	1,178,123

Total liabilities	1,230,903	1,178,123

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 57,275,000 and 52,150,000 shares issued and
outstanding at March 31, 2006 and December 31, 2005,
respectively	57,275	52,150
Additional paid-in capital	7,745,423	6,083,298
Common stock subscribed	-	270,000
Accumulated other comprehensive loss	(121,606)	(109,837)
Accumulated deficit during development stage	$(6,371,327)	$(5,755,108)
Total stockholders' equity	1,309,765	540,503

Total liabilities and stockholders' equity	$2,540,668	$1,718,626

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2006	March 31, 2005	March 31, 2006

Revenue	$-	$-	$-

Operating expenses
Research and development	-	-	1,900,095
Mining exploration expenses	402,494	-	1,289,517
General and administrative	212,932	28,418	2,267,495
Stock based compensation	-	133,062	412,365
Depreciation	793	-	236,917
Impairment loss on intangible assets		-	173,234
Impairment loss on property and equipment	-	-	86,683

Total operating expenses	616,219	161,480	6,366,306

Loss from operations	(616,219)	(161,480)	(6,366,306)

Other income (expense):
Other income	-	-	282,142
Interest expense, net	-	-	(300,000)

Total other income (expense)	-	-	(17,858)

Loss from operations before provision for income taxes	(616,219)	(161,480)	(6,384,164)

Income tax benefit	-	-	12,837

Net loss	(616,219)	(161,480)	(6,371,327)

Other Comprehensive Loss
Foreign currency translation adjustment	(11,769)	24,148	(121,606)

Comprehensive Loss	(627,988)	(137,332)	(6,492,933)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	55,882,500	31,555,556

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subcribed	Compensation	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	-	-	(24,999)	1

Effect of foreign currency translation	-	-	-	3,059	-	-	-	3,059

Net loss	-	-	-	-		-	(235,028)	(235,028)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	-	-	(5,150)	-

Effect of foreign currency translation	-	-	-	(2,619)	-	-	-	(2,619)

Net loss	-	-	-	-	-	-	(765,179)	(765,179)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)

Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000

Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)

Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	(12,583)	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387	-	10,387

Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)

Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	-	(2,196)	(3,442,869)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196	-	2,196

Effect of foreign currency translation	-	-	-	(109,982)	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-

Issuance of common stock
for 20 mining concessions	1,400,000	1,400	38,600	-	-	-	-	40,000

Issurance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	-	-	125,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subcribed	Compensation	Stage	Equity

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	-	-	266,720

Common stock subscribed	-	-	-	-	270,000	-	-	270,000

Effect of foreign currency translation	-	-	-	120,708	-	-	-
Net loss							(1,721,777)
Net comprehensive loss	-	-	-	-	-	-	-	(1,601,069)

Balance, December 31, 2005	52,150,000	52,150	6,083,298	(109,837)	270,000	-	(5,755,108)	540,503

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	-	(270,000)	-	-	1,397,250

Issuance of common stock	1,225,000	1,225	(1,225)	-	-	-	-	-
related to exercise of warrants

Effect of foreign currency translation	-	-	-	(11,769)	-	-	-
Net loss							(616,219)
Net comprehensive loss	-	-	-	-	-	-	-	(627,988)
Balance, March 31, 2006	57,275,000	$57,275	$7,745,423	$(121,606)	$-	$-	$(6,371,327)	$1,309,765

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2006	March 31, 2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(616,219)	$(161,480)	$(6,371,327)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	793	-	236,917
Stock based expenses	-	133,062	418,728
Impairment loss	-	-	259,917
Gain on settlement	-	-	(228,636)
Write-off of fixed assets	-	1,349	1,349
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	(1,998)	-	(182,498)
Accounts payable and accrued liabilities	56,011	-	673,978

Net cash used in operating activities	(561,413)	(27,069)	(4,880,567)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(19,572)	(777,134)
Cash paid for intangible assets	-	-	(180,068)
Purchase of fixed assets	-	-	(288,635)
Net cash used in investing activities	-	(19,572)	(1,245,837)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,397,250	-	4,088,058
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds from borrowings on loan payable	-	100,000	519,035
Proceeds from subscribed stock	-	-	270,000
Payment on notes payable	(15,000)	-	(15,000)

Net cash provided by financing activities	1,382,250	100,000	7,742,294

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	-	(89,197)

NET CHANGE IN CASH	820,837	53,359	1,526,693

CASH AT BEGINNING OF YEAR	705,856	295	-

CASH AT END OF PERIOD	$1,526,693	$53,654	$1,526,693

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751
Income Taxes Paid	$-	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt		$300,000	$1,200,000

Stock issued for conversion of accounts payable, 200,000 shares at $0.625		$-	$125,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Searchlight Minerals Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern – The Company incurred cumulative net losses of approximately $6,371,327 from operations as of March 31, 2006, has not commenced its mining operations, and is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

4. LOAN PAYABLE-RELATED PARTY

As of March 31, 2006, loans payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bear no interest, is unsecured, and is due on demand.

5. STOCKHOLDER’S EQUITY

During the three months ended March 31, 2006, the Company’s stockholders’ activities consisted of the following:

a)	On January 18, 2006 the Company issued 3,900,000 shares of common stock for cash at $0.45 per share related to the U.S. private placement offering opened December 7, 2005.

b)

On February 14, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 608,000 shares of common stock with an exercise price of $0.625 until June 1, 2006. These are related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the Private Placements completed in September 2005. Pursuant to the Private Placements, subscribers received penalty units consisting of a share and warrant. The penalty units were exercisable into 1/10th of a unit issued in the private placement if a registrations statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

6. SUBSEQUENT EVENTS

On April 7, 2006, the Board of Directors of Searchlight adopted the 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Searchlight.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2005.

INTRODUCTION

We are an exploration stage company engaged in the acquisition and development of mineral properties. We have entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. On October 24, 2005, we acquired an interest in a joint venture agreement (the “JV Agreement”) dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC, a Nevada limited liability company (“Verde”) pursuant to which we have the option to acquire up to 50% of the Clarkdale Slag Project. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). Upon completion of a drilling and sampling program to determine if the project is feasible, we intend to re-process the slag pile using an extraction process developed using industry standard metallurgy. We acquired our interest in the Clarkdale Slag Project pursuant to an assignment agreement with Nanominerals Corp. dated for reference June 1, 2005 (the “Assignment Agreement”), as amended August 31, 2005 and October 24, 2005, pursuant to which Nanominerals assigned all of its interest in the JV Agreement to us.

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

Recent Corporate Developments

We experienced the following significant corporate developments since December 31, 2005:

1.

On April 7, 2006, the Board of Directors of Searchlight adopted our 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Searchlight.

2.

In March, 2006, we entered into an engineering services agreement (the “Engineering Services Agreement”) with Cemetta Engineering and Construction Company, Inc. (“Cemetta”), pursuant to which Cemetta agreed to provide engineering services in connection with the design and development of an initial 2 ton per hour test module and a 2,000 ton per day processing facility for our Clarkdale Slag Project site in Arizona. Pursuant to the terms of the Engineering Services Agreement, we agreed to pay $115,000 for the cost to complete Phase I of the construction.

3.

On March 7, 2006, we announced drilling sample analysis results from our Clarkdale Slag Project. In the fall of 2005, drilling commenced on our Clarkdale Slag Project under chain-of- custody sampling by Mountain States R&D International Inc. (“MSRDI”). A total of 9 holes and 675 feet were drilled as part of a Minerals Inventory Study being conducted by MSRDI on our behalf. MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc., under the chain-of-custody of MSRDI, using 4-acid total digestion followed by graphite furnace atomic absorption (GFAA). Ten foot interval assays for SD1-SD6 as well as assays from SD-7, SD-11 and SD-12 are currently being prepared by MSRDI and are expected to follow, along with silver (Ag) assays for each drill hole. We intend to resume the drilling program following the receipt and analysis of the first nine drill holes. Once the results from the drill program are fully analyzed, planning for the next steps on the project will begin. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, a bankable feasibility study will be undertaken.

4.

In February, 2006, we issued a total of 1,225,000 shares of our common stock and warrants to purchase an additional 608,000 shares of our common stock exercisable at a price of $0.625 until June 1, 2006 to subscribers of our three private placements completed in September, 2005 (the “September 2005 Private Placements”). Pursuant to the terms of each of the September 2005 Private Placements, subscribers received non-transferable warrants (the “Penalty Units”) exercisable into 1/10th of a unit issued in the September 2005 Private Placements for no additional consideration if a registration statement on Form SB-2 (the “Registration Statement”) registering the resale of the units issued pursuant to the September 2005 Private Placements was not declared effective by the SEC within four months and one day after the closing of the September 2005 Private Placements (the “Filing Deadline”). Searchlight’s Registration Statement was not declared effective by the SEC before the Filing Deadline and as a result we issued the Penalty Units to the subscribers of the September 2005 Private Placements.

5.

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

6.

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

7.

On January 18, 2006, we closed our private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of $1.755 Million (the “January 2006 Private Placement”). Each unit (a ”Unit”) consisted of 100,000 shares of our common stock (each a “Share”), 100,000 share purchase warrants with each warrant entitling the subscriber to purchase one additional Share for a period of two years from the closing of the January 2006 Private Placement at an exercise price equal to $0.65 per Share. The securities were sold on a best efforts agency basis by S&P Investors, Inc. (the "Agent") pursuant to the Finders’ Fee Agreement between S&P Investors, Inc. and us dated December 7, 2005. In connection with the January 2006 Private Placement, the Agent received a fee of $87,750 and warrants to purchase 390,000 Shares at a price of $0.65 per Share for a period of two years from the closing of the January 2006 Private Placement.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 31, 2006 and changes in our financial condition from our year ended December 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Plan Of Operation

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

Searchlight Project

Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction. We have developed an exploration work program for the Searchlight Project. We filed a surety bond in the amount of approximately $180,500 for Phase I and Phase II with the BLM, and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit.

The proposed program, cost and schedule for Phase 1 are as follows:

SAMPLING & TESTING PROGRAM (3 Months)
Independent Research & Testing
Independent Engineering Report
Total	$ 100,000
DRILL PROGRAM (5 Months)
Permits and Environmental Bond	$ 200,000
18 Reverse Circulation Drill Holes, Field Management, Sampling, Assaying	$ 310,000
Independent Engineering Report	$ 30,000
Reclamation & Re-vegetation	$ 10,000
Total	$ 550,000
TOTAL COST PHASE 1	$ 650,000

The initial work program (Phase 1) for the Searchlight Claims will focus on analysis of surface samples to determine the best method to extract precious metals from this material for the drill program. Extraction tests on several COC surface samples are in progress at Arrakis. After this work is completed, an 18-hole drill program will be undertaken by independent engineers to determine the tonnage and extractable grades from the property. Should these results prove favorable, then Phase 2 will consist of infill drilling, bulk sampling and pilot leach tests to determine the commercial feasibility of the project. The scope and cost of Phase 2 will be determined after Phase 1 is complete.

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

Clarkdale Slag Project

Our current plan of operation is to continue to conduct drilling and sampling activities on the slag pile located on the Clarkdale Slag Project site in order to assess whether the slag possesses mineral inventory capable of commercial extraction. In the fall of 2005, drilling commenced on the Clarkdale Slag Project under the chain-of-custody (COC) of Mountain States R&D International Inc. (“MSRDI”). A total of 9 holes and 675 feet were drilled. Sample preparation and analysis of the initial drill hole material has begun and is also being done under COC by MSRDI. Metallurgical and analytical analysis on the samples was received in March and April 2006. MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc. (“Arrakis”), under the chain-of-custody of MSRDI, using 4-acid total digestion followed by graphite furnace atomic absorption (GFAA). Ten foot interval assays for SD1-SD6 as well as assays from SD-7, SD-11 and SD-12 are currently being prepared by MSRDI and are expected to follow, along with silver (Ag) assays for each drill hole.

We intend to resume the drilling program following the receipt and analysis of the final results from the first nine drill holes. Once the results from the drill program are fully analyzed, planning for the next steps on the project will begin. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, the Bankable Feasibility Study will be undertaken.

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

We recorded a net operating loss before income taxes of $616,219 for the quarter ended March 31, 2006 and have an accumulated deficit of $6,371,327 since inception. As at the date of this Quarterly Report we had cash of approximately $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Quarterly Results
	Three Months Ended March 31
	2006	2005	Percentage
			Increase / (Decrease)
Revenue	$-	$-	-
Expenses	(616,219)	(161,480)	281.6%
Net Income (Loss)(1)	$(616,219)	$(161,480)	281.6%
Note:
(1)	Net loss excludes Foreign Currency Translation Adjustment of ($11,769) and $24,148 for the quarters ended March 31, 2006 and 2005, respectively.

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the quarters ended March 31, 2006 and March 31, 2005 are outlined in the table below:

	Three Months Ended March 31
	2006	2005	Percentage
			Increase / (Decrease)
Research and development	$-	$-	-
Mining exploration expenses	402,494	-	-
General and administrative	212,932	28,418	649.3%
Stock based compensation	-	133,062	(100.0)%
Depreciation	793	-	-
Total Expenses	$616,219	$161,480	281.6%

We incurred operating expenses in the amount of $616,219 for the quarter ended March 31, 2006 as compared to $161,480 for the quarter ended March 31, 2005. Operating expenses for the quarter ended March 31, 2006 increased by 281.6% as compared to the comparable period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project due to the fact that we re-organized our business into that of a mining and exploration company; and (ii) increased general and administrative expenses due to increased professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At March 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$1,528,691	$705,856	116.6%
Current Liabilities	(1,230,903)	(1,178,123)	(4.5)%
Working Capital Surplus (Deficit)	$297,788	$(472,267)	163.1%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Cash Flows used in Operating Activities	$(561,413)	$(27,069)
Cash Flows used in Investing Activities	-	(19,572)
Cash Flows from Financing Activities	1,382,250	100,000
Net Increase (decrease) in Cash During Period	$820,837	$53,359

The increase in our working capital surplus of $297,788 as at March 31, 2006 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $1,397,250 from private placements of our securities completed during the quarter ended March 31, 2006.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $616,219 for the quarter ended March 31, 2006 and have an accumulated deficit of $6,371,327 since inception. As at the date of this Quarterly Report we had cash of approximately $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Exploration Stage Company

We have been in the exploration stage since our restructuring and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage.

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

Depreciation, Amortization and Capitalization

We record depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

RISKS AND UNCERTAINTIES

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated in January 12, 1999 and, since that time, were engaged in the business of biotechnology research and development. In February, 2005, we restructured our business to that of mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property; and
  our ability to generate revenues from such mineral property.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $616,219 for the quarter ended March 31, 2006 and have an accumulated deficit of $6,371,327 since inception. As at March 31, 2006, we had cash of $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe that there exists a substantial doubt about our ability to continue as a going concern.

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

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

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

We have no known mineral reserves and, if we cannot find any, we will have to cease operations.

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
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Claims, the success of our drilling and sampling activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several government regulations that materially restrict mineral exploration. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

(f)	The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and

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

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of investors’ stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the last fiscal year ended December 31, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.

On January 18, 2006, we closed the private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of $1.755 Million (the “January 2006 Private Placement”). The January 2006 Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act. Each unit consisted of 100,000 shares of the Company’s common stock, 100,000 share purchase warrants with each warrant entitling the subscriber to purchase one additional share for a period of two years from the closing of the January 2006 Private Placement at an exercise price equal to $0.65 per share. The securities were sold on a best efforts agency basis by S&P Investors, Inc. (the "Agent"). In connection with the January 2006 Private Placement, the Agent received a fee of $87,750 and warrants to purchase 390,000 shares at a price of $0.65 per share for a period of two years from the closing of the January 2006 Private Placement. The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

2.

In February, 2006 we issued a total of 1,225,000 shares of our common stock and warrants to purchase an additional 608,000 shares of our common stock exercisable at a price of $0.625 until June 1, 2006 to subscribers of our three private placements completed in September, 2005 (the “September 2005 Private Placements”). Pursuant to the terms of each of the September 2005 Private Placements, subscribers received non-transferable warrants (the “Penalty Units”) exercisable into 1/10th of a unit issued in the September 2005 Private Placements for no additional consideration if a registration statement on Form SB-2 (the “Registration Statement”) registering the resale of the units issued pursuant to the September 2005 Private Placements was not declared effective by the SEC within four months and one day after the closing of the September 2005 Private Placements (the “Filing Deadline”). Searchlight’s Registration Statement was not declared effective by the SEC before the Filing Deadline and, as a result, we issued the Penalty Units to the subscribers of the September 2005 Private Placements. The issuances were completed pursuant to Rule 506 of Regulation D of the Securities Act for US subscribers and Regulation S of the Securities Act for non-US subscribers. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 7, 2006, the Board of Directors of Searchlight adopted our 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Searchlight.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Certificate of Amendment to Articles of Incorporation – name change to “Regma Bio Technologies Limited.”(3)
3.5	Certificate of Amendment to Articles of Incorporation – name change to “Phage Genomics, Inc.”(6)
3.6	Certificate of Amendment to Articles of Incorporation – name change to “Searchlight Minerals Corp.”(12)
3.7	Certificate of Change to Authorized Capital Pursuant to NRS 78.209(13)
3.8	Amended Bylaws dated July 22, 2005.(9)
3.9	Amended Bylaws dated August 9, 2005. (12)
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)
10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between Phage Genomics Inc., Searchlight Minerals Corp., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005.(8)

Exhibit
Number	Description of Exhibits

10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)
10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. (12)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)
10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005. (18)
10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)
10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)
10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 200.6(17)
10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)

Exhibit
Number	Description of Exhibits

10.29	2006 Stock Option Plan.
14.1	Code of Ethics.(7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended March 31, 2006, we have filed the following Current Reports on Form 8-K to date:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/01/18	2006/01/31	Disclosure of private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 Million
2006/02/21	2006/03/02	Disclosure of employment agreements entered into by Searchlight with Ian McNeil and Carl Ager.
2006/03/07	2006/03/08	Disclosure of drilling results of Clarkdale Slag Project

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SEARCHLIGHT MINERALS CORP.

Date: May 15, 2006	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date: May 15, 2006	By:	/s/ Carl S. Ager
CARL S. AGER
Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer )