Form 10QSB
period 2006-06-30
Searchlight Minerals Corp.
filed 2006-08-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[           ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period  ________  to  ________

COMMISSION FILE NUMBER 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#120 - 2441 West Horizon Ridge Parkway
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2006, the Issuer had 67,231,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets
Cash	$5,508,917	$705,856
Employee advance	31,245	-

Total current assets	5,540,162	705,856

Property and equipment, net	27,974	15,136
Mining claims	127,134	127,134
Joint venture agreement	690,000	690,000
Deposits	180,500	180,500

Total assets	$6,565,770	$1,718,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$794,586	$783,246
Loan payable - former officers and directors	382,792	379,877
Loan payable	-	15,000

Total current liabilities	1,177,378	1,178,123

Total liabilities	1,177,378	1,178,123

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 65,831,000 and 52,150,000 shares issued and
outstanding at June 30, 2006 and December 31, 2005
respectively	65,831	52,150
Additional paid-in capital	12,884,379	6,083,298
Common stock subscribed	-	270,000
Accumulated other comprehensive loss	(121,606)	(109,837)
Accumulated deficit during development stage	(7,440,212)	(5,755,108)

Total stockholders' equity	5,388,392	540,503

Total liabilities and stockholders' equity	$6,565,770	$1,718,626

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended June 30,		For the six months ended June 30,		Through
	2006	2005	2006	2005	June 30, 2006

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	-	-	1,900,095
Mining exploration expenses	620,796	49,606	1,022,888	62,350	1,909,911
General and administrative	441,518	48,669	654,852	518,276	3,121,780
Depreciation	2,173	-	2,966	-	239,090
Impairment loss on intangible assets	-	-	-	-	173,234
Impairment loss on property and equipment	-	-	-	-	86,683

Total operating expenses	1,064,487	98,275	1,680,706	580,626	7,430,793

Loss from operations	(1,064,487)	(98,275)	(1,680,706)	(580,626)	(7,430,793)

Other income (expense):
Other income	-	-	-	-	282,142
Loss on equipment disposition	(4,398)	-	(4,398)	-	(4,398)
Interest expense, net	-	-	-	-	(300,000)

Total other income (expense)	(4,398)	-	(4,398)	-	(22,256)

Loss from operations before
provision for income taxes	(1,068,885)	(98,275)	(1,685,104)	(580,626)	(7,453,049)

Income tax benefit	-	-	-	-	12,837

Net loss	(1,068,885)	(98,275)	(1,685,104)	(580,626)	(7,440,212)

Other Comprehensive Loss
Foreign currency translation adjustment	-	-	(11,769)	24,148	(121,606)

Comprehensive Loss	(1,068,885)	(98,275)	(1,696,873)	(556,478)	(7,561,818)

Loss per common share - basic
Net loss	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding -
Basic	58,120,099	19,150,000	57,007,481	27,078,177

Loss per common share - diluted
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Diluted	89,570,231	19,150,000	84,439,039	27,078,177

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
Balance, January 14, 2000	-	$-	$-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	-	-	(24,999)	1

Effect of foreign currency translation	-	-	-	3,059	-	-	-	3,059

Net loss	-	-	-	-	-	-	(235,028)	(235,028)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	-	-	(5,150)	-

Effect of foreign currency translation	-	-	-	(2,619)	-	-	-	(2,619)

Net loss	-	-	-	-	-	-	(765,179)	(765,179)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)

Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000

Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)

Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	(12,583)	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387	-	10,387

Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)

Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	-	(2,196)	(3,442,869)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196	-	2,196

Effect of foreign currency translation	-	-	-	(109,982)	-	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-

Issuance of common stock
for 20 mining concessions	1,400,000	1,400	38,600	-	-	-	-	40,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	-	-	266,720

Common stock subscribed	-	-	-	-	270,000	-	-	270,000

Effect of foreign currency translation	-	-	-	120,708	-	-	-	-
Net loss							(1,721,777)	-
Net comprehensive loss	-	-	-	-	-	-	-	(1,601,069)

Balance, December 31, 2005	52,150,000	52,150	6,083,298	(109,837)	270,000	-	(5,755,108)	540,503

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	-	(270,000)	-	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Issuance of common stock to

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
officer for recruitment	50,000	50	102,950	-	-	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Effect of foreign currency translation	-	-	-	(11,769)	-	-	-	-

Net loss June 30, 2006	-	-	-	-	-	-	(1,685,104)	-

Net comprehensive loss	-	-	-	-	-	-	-	(1,696,873)

Balance, June 30, 2006	65,831,000	$65,831	$12,884,379	$(121,606)	$-	$-	$(7,440,212)	$5,388,392

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended June 30,		through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,685,104)	$(580,626)	$(7,440,212)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	2,966	-	239,090
Expenses paid with stock issuance	103,000	453,933	521,728
Stock based compensation	170,386	-	170,386
Impairment loss	-	-	259,917
Loss on asset disposition	4,398	-	(224,238)
Write-off of fixed assets	-	1,349	1,349
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	(31,245)	(2,000)	(211,745)
Accounts payable and accrued liabilities	14,255	(17,719)	632,222

Net cash used in operating activities	(1,421,344)	(145,063)	(5,740,498)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(19,572)	(777,134)
Cash paid for intangible assets	-	-	(180,068)
Purchase of fixed assets	(20,202)	-	(308,837)

Net cash used in investing activities	(20,202)	(19,572)	(1,266,039)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,397,250	-	4,088,058
Proceeds from exercise of warrants for stock	4,874,126	-	4,874,126
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds from borrowings on loan payable	-	170,000	519,035
Proceeds from subscribed stock	-	-	270,000
Payment on notes payable	(15,000)	-	(15,000)

Net cash provided by financing activities	6,256,376	170,000	12,616,420

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(11,769)	-	(100,966)

NET CHANGE IN CASH	4,803,061	5,365	5,508,917

CASH AT BEGINNING OF YEAR	705,856	295	-

CASH AT END OF PERIOD	$5,508,917	$5,660	$5,508,917

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751

Income Taxes Paid	$-	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$-	$300,000	$1,200,000

Stock issued for conversion
of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Stock issued for compensation
50,000 shares at $2.06	$103,000	$-	$103,000

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern – The Company incurred cumulative net losses of approximately $7,440,212 from operations as of June 30, 2006, has not commenced its mining operations, and is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

Management plans to fund its future operations through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

4.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of June 30, 2006, loans payable totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bear no interest, is unsecured, and is due on demand.

5.	STOCKHOLDER’S EQUITY

During the six months ended June 30, 2006, the Company’s stockholders’ activities consisted of the following:

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

c)

On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 6,125,000 shares at $0.625 per share, 1,768,500 shares at $0.375 per share and 612,500 at $0.625 per share. Each of the warrants was set to expire in June 2006 and all were exercised.

d)	On June 23, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer. In addition,

the Company advanced $33,084 for withholding taxes required to be paid on total compensation of $103,000. The advance is to be repaid bi-monthly with full payment to be made in December 2006.

6.	OPTION PLAN

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

During the six months ended June 30, 2006, the Company issued granted stock options as follows:

a)

On April 7, 2006 the Company granted incentive stock options for the purchase of 120,000 shares of common stock at $1.70 per share. The options were granted equally to two officers, are fully vested and expire on April 7, 2011.

b)

On June 6, 2006, the Company granted nonqualified stock options for the purchase of 500,000 shares of common stock at $2.40 per share. The options were granted to equally to two directors, are fully vested and expire on June 6, 2011.

c)

On June 6, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.40 per share. The options were granted to equally to two directors, are fully vested and expire on June 6, 2011.

d)

On June 14, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.06 per share. The options were granted as a recruitment incentive to the Chief Financial Officer and vest 50% on June 14, 2007 and the remaining 50% on June 14, 2008.

e)

On June 14, 2006, the Company granted nonqualified stock options for the purchase of 50,000 shares of common stock at $2.06 per share. The options were granted as a recruitment incentive to an employee and vest 50% on December 14, 2006 and the remaining 50% on June 14, 2007.

Compensation expense for quarter and six months ended related to granting of stock options was $170,386.

7.	SUBSEQUENT EVENT

On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

INTRODUCTION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. On October 24, 2005, we acquired an interest in a joint venture agreement (the “JV Agreement”) dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC, a Nevada limited liability company (“Verde”) pursuant to which we have the option to acquire up to 50% of the Clarkdale Slag Project. The JV Agreement was entered into for the purpose of funding the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). Upon completion of a drilling and sampling program to determine if the project is feasible, we intend to re-process the slag pile using an extraction process developed using industry standard metallurgy. We acquired our interest in the Clarkdale Slag Project pursuant to an assignment agreement with Nanominerals Corp. dated for reference June 1, 2005 (the “Assignment Agreement”), as amended August 31, 2005 and October 24, 2005, pursuant to which Nanominerals assigned all of its interest in the JV Agreement to us.

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction, and drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our last fiscal quarter ended March 31, 2006:

1.

On July 27, 2006, we issued 1,400,000 shares to the owners of the Searchlight Claims. The issuance was completed pursuant to Section 4(2) of the Securities Act. As of July 27, 2006, we have presently issued 2,800,000 of the 5,600,000 shares of our common stock required to complete our acquisition of the Searchlight Claims. See “Unregistered Sales Of Equity Securities And Use Of Proceeds,” below.

2.

In June, 2006, we raised $4.87 million from the exercise of 100% of the outstanding warrants issued in connection with the three private placements closed in September, 2005. In connection with the exercise of the warrants, 8.506 million shares were issued to the warrant holders increasing our outstanding common shares to approximately 65.78 million shares. The shares were issued pursuant to Regulation S to non-US subscribers and pursuant to Rule 506 of Regulation D of the Securities Act to US subscribers. See “Unregistered Sales Of Equity Securities And Use Of Proceeds,” below.

3.

On June 14, 2006, we entered into an employment agreement with Melvin L. Williams (the “Employment Agreement”) to act as our Chief Financial Officer. Pursuant to the terms of the Employment Agreement, Mr. Williams is to be paid an annual salary of $60,000 based on 300- 400 hours worked and a bonus consisting of 50,000 restricted shares of our common stock and 100,000 options to purchase additional shares of our common stock. The options are exercisable at a price of $2.06 per share for a period of five years until June 14, 2011, with the options vesting 50% on the first anniversary of the execution of the Employment Agreement and the remainder on the second anniversary of the execution of the agreement. Mr. Williams is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of the board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the board, in its absolute discretion, may from time to time determine. The term of the Employment Agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the Employment Agreement. In the event that the Employment Agreement is terminated by us other than for cause, we will provide Mr. Williams with payment equal to three months of his monthly remuneration. On June 14, 2006, we issued 50,000 restricted shares of our common stock to Melvin L. Williams pursuant to the Employment Agreement between Searchlight and Mr. Williams. The shares were issued pursuant to Section 4(2) of the Securities Act. See “Unregistered Sales Of Equity Securities And Use Of Proceeds,” below.

4.

On June 14, 2006, in connection with the appointment of Melvin Williams as our Chief Financial Officer, Carl S. Ager resigned as our Chief Financial Officer. Mr. Ager will continue to serve as Secretary, Treasurer and as a member of the board of directors. In place of Mr. Ager, Melvin Williams was appointed as our Chief Financial Officer. Mr. Williams is a certified public accountant with over 18 years' experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada. During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to private and publicly traded companies in the manufacturing, technology, mining, healthcare and service industries, as well as to various nonprofit organizations. From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University.

5.

On June 6, 2006, we granted the following stock options pursuant to our 2006 stock incentive plan: (a) 250,000 to Ian R. McNeil, our President and a member of our board of directors, (b) 250,000 to Carl S. Ager, our Treasurer, Secretary and a member of our board of directors, (c) 50,000 to K. Ian Matheson, a member of our board of directors, and (d) 50,000 to Robert D.

McDougal, a member of our board of directors. Each of the options entitles the holder thereof to purchase additional shares of our common stock at a price of $2.40 per share, exercisable for a period of five years until June 6, 2011.

6.

On May 31, 2006, we commenced the drilling of nine additional holes at our Clarkdale Slag Project in Clarkdale, Arizona. The drilling activities, along with the analysis of the drill cuttings derived from the nine new holes and three previously drilled holes, will be analyzed under Chain of Custody (COC) parameters by Mountain States R&D International ("MSDRI"), an independent engineering firm based in Tucson, Arizona. When drilling of the nine holes has been completed and the results of all 18 holes have been analyzed by MSRDI, we expect to have more accurate estimate of the grade and tonnage of precious and base metals present in the Clarkdale Slag pile.

7.

In April, 2006, we received COC results from the first six of nine holes drilled at the Clarkdale Slag Project. Nine widely-spaced holes (totaling 675 feet) were drilled as part of a Minerals Inventory Study being conducted by MSRDI on our behalf.

8.

On April 7, 2006, we granted 60,000 incentive stock options pursuant to our 2006 stock incentive plan to Carl S. Ager, our Treasurer, Secretary and a member of our board of directors, and 60,000 incentive stock options to Ian R, McNeil, our President and a member of our board of directors, to purchase additional shares of our common stock at a price of $1.70 per share, exercisable for a period of five years until April 7, 2011.

9.

On April 7, 2006, our board of directors adopted our 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the board of directors. Options granted become exercisable and expire as determined by the board of directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by our board.

10.

In March, 2006, we entered into an engineering services agreement (the “Engineering Services Agreement”) with Cimetta Engineering and Construction Co., Inc. (“Cimetta”), pursuant to which Cimetta agreed to provide engineering services in connection with the design and development of an initial two ton per hour test module and a 2,000 ton per day processing facility for our Clarkdale Slag Project site in Arizona. Pursuant to the terms of the Engineering Services Agreement, we agreed to pay $115,000 for the cost to complete Phase I of the construction.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended June 30, 2006 and changes in our financial condition from our year ended December 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Plan Of Operation

Our current plan of operation is to continue to conduct mineral exploration activities on the Searchlight Claims and drilling and sampling activities for the Clarkdale Slag Project to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interests in those properties.

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

The initial work program (Phase 1) for the Searchlight Claims will focus on analysis of surface samples to determine the best method to extract precious metals from this material for the drill program. Extraction tests on several Chain-of-Custody (COC) surface samples are in progress at Arrakis, Inc. (“Arrakis”). After this work is completed, an 18-hole drill program will be undertaken by independent engineers to determine the tonnage and extractable grades from the property. Should these results prove favorable, then Phase will consist of infill drilling, bulk sampling and pilot leach tests to determine the commercial feasibility of the project. The scope and cost of Phase 2 will be determined after Phase 1 is complete.

Current Status of Exploration of Clarkdale Slag Project

In the Fall of 2005, drilling commenced on our Clarkdale Slag Project under chain-of-custody (COC) sampling by Mountain States R&D International Inc. (“MSRDI”). To date, we have drilled 18 holes (SD1 18) in the slag pile all under the supervision of MSRDI and adhered to COC. These holes were drilled as part of a Mineral Study being conducted by MSRDI on our behalf. Sample preparation and analysis is being performed under MSRDI’s COC. The following results from the first six drill holes (SD1-6) were reported to us by MSRDI:

SD1 Drill Hole

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

Drilling Program and Metallurgical Testing

We retained Dr. Richard F. Hewlett as the Project Manager for our Clarkdale Slag Project. Under the guidance of Dr. Hewlett, we contracted Mountain States R&D International Inc. (“MSRDI”) of Tucson, AZ to execute a Minerals Study. The above results are for the first six drill holes reported to us from MSRDI. MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc., under the chain-of-custody of MSRDI, using 4-acid total digestion followed by graphite furnace atomic absorption (GFAA).

Analysis of the remaining 12 drill holes is expected in the third quarter. When the results of all 18 holes have been analyzed by MSRDI, we expect to have a more accurate estimate of the grade and tonnage of precious and base metals present in the Clarkdale Slag pile.

We intend to conclude our Minerals Study (Phase 1) in the coming months which will include receipt of COC results from all 18 drill holes as well as verification of the grade and reserves. The Bankable Feasibility Study (Phase 2) is expected to include additional metallurgical tests and a two ton per hour test module. We have commenced assembling this test module ‘pilot plant’ in Phoenix, Arizona, which is designed to establish the metals processing and recovery circuit that is expected to be incorporated into a commercial-scale facility at Clarkdale next year. Once this work is completed, construction and start up (Phase 3) is estimated to take one year.

Preliminary capital costs for the Clarkdale Slag Project are estimated as follows:

PHASE	DESCRIPTION	CAPITAL COSTS ($)
Phase 1	Property Payments	$500,000
	Mineral Study	$500,000

Phase 2	Bankable Feasibility Study	$3,000,000

Phase 3	Construction & Start Up Plant Construction & Related Costs	$15,200,000
	Property Payments	$6,500,000
	Working Capital	$5,300,000

	Total Capital Costs	$31,000,000

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

EXPENSE		COST ($)
Administrative Expenses		$200,000
Legal and Accounting Expenses		$100,000
Consulting Services		$100,000
Clarkdale Slag Project
- Property Payments	$500,000
- Mineral Inventory Study	$500,000
- OPCO Payment/Feasibility Study	$3,000,000
Total Clarkdale Slag Project		$4,000,000
Searchlight Gold Project
- Sampling and Testing	$100,000
- Drill Program	$550,000
Total Searchlight Gold Project		$650,000
Total Amounts Spent to date		$(1,100,000)
TOTAL		$3,950,000

We recorded a net operating loss before income taxes of $1,685,104 for the six months ended June 30, 2006 and have an accumulated deficit of $7,440,212 since inception. As at the date of this Quarterly Report, we had cash of approximately $5,508,917 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months.

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Revenue	$-	$-	N/A	$-	$-	N/A

Expenses	(1,068,885)	(98,275)	987.6%	(1,685,104)	(580,626)	190.2%

Net Loss (1)	$(1,068,885)	$(98,275)	987.6%	$(1,685,104)	$(580,626)	190.2%

Note:

(1)	Net loss excludes Foreign Currency Translation Adjustment of $(11,769) and $24,148 for the six months ended June 30, 2006 and 2005, respectively.

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the quarters ended June 30, 2006 and June 30, 2005 are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Mining exploration expenses	$620,796	$49,606	1,151.5%	$1,022,888	$62,350	1,540.6%
General and administrative	441,518	48,669	807.2%	654,852	518,275	26.4%
Depreciation	2,173	-	100.0%	2,966	-	100.0%
Total Expenses	$1,064,487	$98,275	983.2%	$1,680,706	$580,626	189.5%

We incurred operating expenses in the amount of $1,685,104 for the six moths ended June 30, 2006 as compared to $580,626 for the six months ended June 30, 2005. Operating expenses for the six months ended June 30, 2006 increased by 189.5% as compared to the comparable period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project and associated increases in our mineral exploration activities, and (ii) increased general and administrative expenses due to increased professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At June 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$5,540,162	$705,856	684.9%
Current Liabilities	(1,177,378)	(1,178,123)	(0.1)%
Working Capital Surplus (Deficit)	$4,362,784	$(472,267)	1,023.8%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Cash Flows used in Operating Activities	$(1,421,344)	$(145,063)
Cash Flows used in Investing Activities	(20,202)	(19,572)
Cash Flows from Financing Activities	6,256,376	170,000
Effect of Foreign Currency Exchange Rate on Cash	(11,769)	-
Net Increase (decrease) in Cash During Period	$4,803,061	$5,365

The increase in our working capital surplus of $4,362,784 as at June 30, 2006 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $1,397,250 from private placements of our securities completed during the six months ended June 30, 2006, and $4,874,126 from the exercise of 100% of the outstanding warrants in June, 2006, issued in connection with private placements closed in September, 2005. In connection with the exercise of the warrants, 8.506 million of our shares of common stock were issued to the warrant holders. See “Sale of Unregistered Securities,” below.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,685,104 for the six months ended June 30, 2006 and have an accumulated deficit of $7,440,212 since inception. As at the date of this Quarterly Report we had cash of approximately $5,508,917 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly we have sufficient funds to meet our planned expenditures over the next twelve months. However, in order to complete our planned exploration activities and development of our mineral properties, we will need to seek additional financing.

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

We were incorporated on January 12, 1999 and, since that time, had been engaged in the business of biotechnology research and development. In February, 2005, we restructured our business focus to that of mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to locate a profitable mineral property; and
  our ability to generate revenues from such mineral property.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,685,104 for the six months ended June 30, 2006 and have an accumulated deficit of $7,440,212 since inception. As at June 30, 2006, we had cash of $5,508,917 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. However, if we continue our plan of operation beyond the next twelve months, we will need to seek additional financing to meet our planned expenditures.

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

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. If funding is not available, we may be forced to abandon our operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Searchlight Claims or the Clarkdale Slag Project, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurances that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

  the identification of potential economic mineralization based on superficial analysis;
  the quality of our management and our geological and technical expertise; and
  the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically minable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

If we are unable to achieve economic re-processing of minerals from our Clarkdale Slag Project, then our financial condition and our revenues will be adversely affected.

We are currently undertaking drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses a mineral inventory capable of commercial extraction. Once the results from the drill program are fully analyzed, we intend to undertake the next steps on the project. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time as we deem appropriate, a bankable feasibility study will be undertaken. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

We have no known mineral reserves and, if we cannot find any, we will have to cease operations.

We have no mineral reserves. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Claims, the success of our drilling and sampling activities on the Clarkdale Slag Project, and such other factors as government regulations including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or define a mineral inventory containing gold, silver, copper, zinc or iron or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

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

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officers and directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Our executive officers and directors do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of investors’ stock.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

There were no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2006, other than as disclosed below, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

1.	On July 27, 2006, we issued 1,400,000 shares to the owners of the Searchlight Claims. The issuance was completed pursuant to Section 4(2) of the Securities Act.

2.

On June 14, 2006, we issued 50,000 restricted shares of our common stock to Melvin L. Williams pursuant to the Employment Agreement between Searchlight and Mr. Williams in consideration for Mr. Williams acting as our Chief Financial Officer. The shares were issued pursuant to Section 4(2) of the Securities Act. The shares did not involve a public offering and Mr. Williams as our Chief Financial Officer has effective access to our files and records that contained the relevant information necessary for making his investment decision. Mr. Williams has such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

3.

In June, 2006, we received $4.87 million from the exercise of all of the outstanding share purchase warrants issued in connection with the September 2005 Private Placements. Each unit of the Private Placements (a” Unit”) consisted of one share of our common stock (a “Share”), one half of one share purchase warrant with each whole warrant (a “Warrant”) entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the private placement at an exercise price equal to $1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a registration statement on Form SB-2 registering the resale of the Units is not declared effective by the SEC on or before the day that is four months and one day after the closing of the private placement. Following receipt of payment for the exercise of the Warrants, on June 16, 2006, we issued 8,506,000 million shares of our common stock to the Warrant holders. All securities issued to U.S. subscribers were issued pursuant to Rule 506 of Regulation D and endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. All securities issued to non-US subscribers were issued pursuant to Regulation S of the Securities Act of 1933. Appropriate legends were affixed to the stock certificate issued to each non-US investor in accordance with Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On April 7, 2006, we adopted our 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of our common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the board of directors. Options granted become exercisable and expire as determined by the board of directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Searchlight.

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

10.9	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005.(8)

Exhibit
Number	Description of Exhibits

10.10

Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005.(8)

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)
10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. (12)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)
10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005. (18)
10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)
10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)
10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006.(17)
10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)
10.29	2006 Stock Option Plan.(19)
10.30	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co., Inc.
14.1	Code of Ethics.(7)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended June 30, 2006, we have filed the following Current Reports on Form 8-K to date:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/07/27	2006/08/02	Disclosure of issuance of 1,400,000 shares to claim owners of the Searchlight Claims pursuant to the option agreements entered into by Searchlight.
2006/05/31	2006/06/20
Disclosure of employment agreement entered into by Searchlight with Melvin L. Williams; exercise of all of the outstanding share purchase warrants issued in connection with its three private placements closed in September, 2005; departures of principal officer and appointment of principal officer; and commencement of drilling additional holes on Clarkdale Slag Project.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

SEARCHLIGHT MINERALS CORP.

Date:	August 10, 2006	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 10, 2006	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )