Form 10QSB
period 2006-09-30
Searchlight Minerals Corp.
filed 2006-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-30995

SEARCHLIGHT MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#120 - 2441 West Horizon Ridge
Parkway Henderson, NV 89052
(Address of principal executive offices)

(702) 939-5247
Issuer’s telephone number

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
Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2006, the Issuer had 67,231,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005

ASSETS

Current assets
Cash	$4,687,405	$705,856
Employee advance	20,212	-

Total current assets	4,707,617	705,856

Property and equipment, net	31,412	15,136
Mining claims	127,134	127,134
Joint venture agreement	690,000	690,000
Deposits	180,500	180,500

Total assets	$5,736,663	$1,718,626

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$808,700	$783,246
Loan payable - former officers and directors	382,792	379,877
Loan payable	-	15,000

Total current liabilities	1,191,492	1,178,123

Total liabilities	1,191,492	1,178,123

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 67,231,000 and 52,150,000 shares issued and
outstanding at September 30, 2006 and December 31, 2005
respectively	67,231	52,150
Additional paid-in capital	12,890,833	6,083,298
Common stock subscribed	-	270,000
Accumulated other comprehensive loss	(121,606)	(109,837)
Accumulated deficit during development stage	(8,291,287)	(5,755,108)

Total stockholders' equity	4,545,171	540,503

Total liabilities and stockholders' equity	$5,736,663	$1,718,626

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
	For the three months ended		For the nine months ended		(Date of Inception)
	September 30,		September 30,		Through
	2006	2005	2006	2005	September 30, 2006

Revenue	$-	$-	$-	$-	$-

Operating expenses
Research and development	-	-	-	-	1,900,095
Mining exploration expenses	642,226	275,563	1,665,114	338,453	2,552,137
General and administrative	231,304	163,575	886,156	681,310	3,353,084
Depreciation	1,651	139	4,617	139	240,741
Impairment loss on intangible assets	-	-	-	-	173,234
Impairment loss on property and equipment	-	-	-	-	86,683

Total operating expenses	875,181	439,277	2,555,887	1,019,902	8,305,974

Loss from operations	(875,181)	(439,277)	(2,555,887)	(1,019,902)	(8,305,974)

Other income (expense):
Other income	-	-	-	-	282,142
Loss on equipment disposition	-	-	(4,398)	-	(4,398)
Interest income	24,106	-	24,106	-	24,106
Interest expense, net	-	-	-	-	(300,000)

Total other income (expense)	24,106	-	19,708	-	1,850

Loss from operations before
provision for income taxes	(851,075)	(439,277)	(2,536,179)	(1,019,902)	(8,304,124)

Income tax benefit	-	-	-	-	12,837

Net loss	(851,075)	(439,277)	(2,536,179)	(1,019,902)	(8,291,287)

Other Comprehensive Loss
Foreign currency translation adjustment	-	-	(11,769)	24,148	(121,606)

Comprehensive Loss	(851,075)	(439,277)	(2,547,948)	(995,754)	(8,412,893)

Loss per common share - basic
Net loss	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding -
Basic	66,820,130	52,150,000	60,314,308	50,314,432

Loss per common share - diluted
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding -
Diluted	90,191,000	52,150,000	84,931,714	50,314,432

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

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Effect of foreign currency translation	-	-	-	(11,769)	-	-	-	-

Issuance of common stock
for mining concessions recorded	1,400,000	1,400	(1,400)	-	-	-	-	-
at initial transaction

Amortization of stock options issued
to employee and officer over
vesting period	-	-	7,854	-	-	-	-	7,854

Net loss September 30, 2006	-	-	-	-	-	-	(2,536,179)	-

Net comprehensive loss	-	-	-	-	-	-	-	(2,547,948)

Balance, September 30, 2006	67,231,000	$67,231	$12,890,833	$(121,606)	$-	$-	$(8,291,287)	$4,545,171

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
	For the nine months ended		(Date of inception)
	September 30,		through
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,536,179)	$(973,905)	$(8,291,287)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	4,617	139	240,741
Expenses paid with stock issuance	103,000	422,490	521,728
Stock based compensation	178,240	-	178,240
Impairment loss	-	-	259,917
Gain on settlement	-	(45,997)	(45,997)
Loss on asset disposition	4,398	-	(224,238)
Write-off of fixed assets	-	1,349	1,349
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	(20,212)	(180,500)	(200,712)
Accounts payable and accrued liabilities	28,369	205,259	646,336

Net cash used in operating activities	(2,237,767)	(571,165)	(6,602,918)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(777,134)	(777,134)
Cash paid for intangible assets	-	-	(180,068)
Purchase of fixed assets	(25,291)	(16,085)	(313,926)

Net cash used in investing activities	(25,291)	(793,219)	(1,271,128)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,397,250	2,722,250	4,088,058
Proceeds from exercise of warrants for stock	4,874,126	-	4,874,126
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds from borrowings on loan payable	-	-	519,035
Proceeds from subscribed stock	-	-	270,000
Payment on notes payable	(15,000)	15,000	(15,000)

Net cash provided by financing activities	6,256,376	2,737,250	12,616,420

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(11,769)	-	(100,966)

NET CHANGE IN CASH	3,981,549	1,372,866	4,641,408

CASH AT BEGINNING OF YEAR	705,856	295	-

CASH AT END OF PERIOD	$4,687,405	$1,373,161	$4,641,408

SUPPLEMENTAL INFORMATION
Interest Paid	$-	$-	$50,751
Income Taxes Paid	$-	$-	$-
Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$-	$300,000	$1,200,000
Stock issued for conversion
of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000
Stock issued for conversion
of accounts payable, 100,000 shares at $0.72	$-	$72,000	$72,000
Stock issued for compensation
50,000 shares at $2.06	$103,000	$-	$103,000

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. GOING CONCERN

Going concern – The Company incurred cumulative net losses of approximately $8,291,893 from operations as of September 30, 2006, has not commenced its mining operations, and is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

4. LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of September 30, 2006, loans payable totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bear no interest, is unsecured, and is due on demand.

5. STOCKHOLDER’S EQUITY

During the nine months ended September 30, 2006, the Company’s stockholders’ activities consisted of the following:

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

e)

On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

During the nine months ended September 30, 2006, the Company issued granted stock options as follows:

a)

On April 7, 2006 the Company granted incentive stock options for the purchase of 120,000 shares of common stock at $1.70 per share. The options were granted equally to two officers, are fully vested and expire on April 7, 2011.

b)

On June 6, 2006, the Company granted nonqualified stock options for the purchase of 500,000 shares of common stock at $2.40 per share. The options were granted equally to two officer/directors, are fully vested and expire on June 6, 2011.

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

Compensation expense for quarter and nine months ended related to granting of stock options were $7,854 and $178,240, respectively.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

INTRODUCTION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into mineral option agreements to acquire 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. On October 24, 2005, pursuant to a joint venture agreement (the “JV Agreement”) dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC, a Nevada limited liability company (“Verde”), we received the option to acquire up to 50% of a project involving the processing of a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (the “Clarkdale Slag Project”). Upon completion of a drilling and sampling program to determine if the project is feasible, we intend to re-process the slag pile using an extraction process developed using industry standard metallurgy. We acquired our interest in the Clarkdale Slag Project pursuant to an assignment agreement with Nanominerals Corp. dated for reference June 1, 2005 (the “Assignment Agreement”), as amended August 31, 2005 and October 24, 2005, pursuant to which Nanominerals assigned all of its interest in the JV Agreement to us.

We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction, and drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties, or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our last fiscal quarter ended June 30, 2006:

1.

On September 20, 2006, we received Chain of Custody (COC) analysis results from twelve drill holes and a 750-pound bulk sample taken from the slag pile located on our Clarkdale Slag Project property in Clarkdale, Arizona. The results from the analysis of the drill holes are summarized below, see “Current Status of Exploration of Clarkdale Slag Project”.

2.

On September 8, 2006, our board of directors approved certain amendments to our Code of Ethics, primarily relating to updating the Code of Ethics, expanding on permitted relationships between board members and third parties, and clarifying ethics obligations of the Company and the board in public reporting, corporate opportunities and gifts.

3.

Also on September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendment to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our customers, shareholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation and (ii) procedures for reporting questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.

4.

In September, 2006, Mr. K. Ian Matheson, a member of our board of directors, terminated his monthly $3,500 management fee. Prior to September, 2006 in connection with our corporate restructuring in fiscal 2005, we agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided by Mr. Matheson respecting the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims.

5.

On July 27, 2006, we issued 1,400,000 shares pursuant to our mineral option agreements with the owners of the Searchlight Claims. The issuance was completed pursuant to Section 4(2) of the Securities Act. As of the date of this Quarterly Report, we have issued 2,800,000 of the 5,600,000 shares of our common stock required to complete our acquisition of the Searchlight Claims.

Current Status of Exploration of Searchlight Claims

Our current plan of operation is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves capable of commercial extraction. We filed a surety bond in the amount of approximately $180,500 for Phase 1 and Phase 2 of our work program with the Bureau of Land Management (“BLM”), and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit.

The initial work program (Phase 1) for the Searchlight Claims is focused on analysis of surface samples to determine the best method to extract precious metals from this material for the drill program. Extraction tests on several Chain-of-Custody (COC) surface sampling is currently in progress by Arrakis, Inc. (“Arrakis”). We have completed the initial “clave” testing, which is designed to help improve the metallurgical process and recovery of precious metals. We are planning to optimize this process through additional “optimization” clave tests. We are currently awaiting the test results from Arrakis which are expected to be received during our next fiscal quarter. After this work is completed, an 18-hole drill program will be undertaken by independent engineers to determine the tonnage and extractable grades from the property.

Should these results prove favorable, then Phase 2, which will consist of infill drilling, bulk sampling and pilot leach tests to determine the commercial feasibility of the project, is expected to commence although there can be no assurances. The scope and cost of Phase 2 will be determined after Phase 1 is complete.

Current Status of Exploration of Clarkdale Slag Project

Our current plan of operation is to continue to conduct drilling and sampling activities on the slag pile located on the Clarkdale Slag Project site in order to assess whether the slag possesses mineralized material capable of commercial extraction. Pursuant to our 2006 exploration program, drilling commenced on our Clarkdale Slag Project under chain-of-custody (“COC”) sampling by Mountain States R&D International Inc. (“MSRDI”). To date, we have drilled a total of 18 holes (SD1-18), comprising more than 1,700 feet, in the slag pile all under the supervision of MSRDI and adhered to COC. These holes were drilled as part of a minerals study being conducted by MSRDI on our behalf. Sample preparation and analysis were performed under MSRDI’s COC sampling. During our fiscal quarter ended September 30, 2006, we received COC analysis results from eighteen drill holes and a 750-pound bulk sample taken from the slag pile located on our Clarkdale Slag Project. The following composite drill results and bulk sample analysis were reported to us by MSRDI:

Summary of Results

Results	Gold Au (opt)*	Silver Ag (opt)*	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

1. 18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1
2. 750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

1. Drill Hole Results

Drill Hole	Composite Footage	Gold Au (opt)*	Silver Ag (opt)*	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

SD1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3

Average		0.46	0.13	0.37	2.47	33.1
* opt (ounces per ton)

MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption. Gold and silver analysis was performed by Arrakis, under COC of MSRDI, using an acid total digestion method followed by atomic absorption.

2. Surface Bulk Sample Results

Sample	Composite Detail	Gold Au (opt)	Silver Ag (opt)	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

SS1B-1	Surface Bulk Sample	0.361	0.285	0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND*	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND*	0.33	2.90	30.4
SS1B-4	Surface Bulk Sample	0.444	ND*	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND*	0.34	2.90	30.6

Average		0.42	0.06	0.35	2.88	31.0
* ND (None Detected)

Under COC, MSRDI collected a 4,000-pound bulk sample comprised of material taken over the entire surface of the 45-acre slag pile. MSRDI milled 750 pounds of this material through our pilot plant located in Phoenix, Arizona, and subsequently performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption. Gold and silver analysis of the bulk sample was also performed by MSRDI using the fire assay method followed by atomic absorption.

We have retained Dr. Richard F. Hewlett as the Project Manager for our Clarkdale Slag Project. Under the guidance of Dr. Hewlett, the Company contracted MSRDI of Tucson, AZ, to execute a Minerals Study. MSRDI, under the direction of its president, Dr. Roshan Bhappu, PE, has guided the Minerals Study, which will include the processing of additional bulk samples to finalize grade and tonnage. As part of our Minerals Study (Phase 1), we received COC results from all 18 drill holes and we are awaiting verification of the grade and tonnage of precious and base metals present in the Clarkdale Slag Project property. If we receive favorable results from the Phase 1 work, although there can be no assurances, subject to our geologist’s recommendation, our plan of operation is to proceed with Phase 2, which will include additional metallurgical tests and a test module.

Upon receipt of favorable results of our Phase 1 work program, we intend to commence the Bankable Feasibility Study (Phase 2), which is expected to include additional metallurgical tests and a test module. We have commenced assembling this test module ‘pilot plant’ in Phoenix, Arizona, which is designed to establish the metals processing and recovery circuit that is expected to be incorporated into a commercial-scale facility at Clarkdale next year. Once this work is completed, construction and start up (Phase 3) is estimated to take one year.

Preliminary capital costs for the Clarkdale Slag Project are estimated as follows:

PHASE	DESCRIPTION	CAPITAL COSTS ($)

Phase 1	Property Payments	$500,000
	Minerals Study	$500,000

Phase 2	Bankable Feasibility Study	$3,000,000

Phase 3	Construction & Start Up
	Plant Construction & Related Costs	$15,200,000
	Property Payments	$6,500,000
	Working Capital	$5,300,000

	Total Capital Costs	$31,000,000

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended September 30, 2006 and changes in our financial condition from our year ended December 31, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Our current plan of operation is to continue to conduct mineral exploration activities on the Searchlight Claims, and drilling and sampling activities for the Clarkdale Slag Project to assess whether the slag possesses a mineral inventory capable of commercial extraction. The agreements pursuant to which we acquired our interests in the Searchlight Claims and Clarkdale Slag Project provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties, or contribute our share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interests in those properties. The current status of our exploration program on the Searchlight Claims and the Clarkdale Slag Project are summarized above under the headings “Current Status of Exploration of Searchlight Claims” and “Current Status of Exploration of Clarkdale Slag Project”.

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

We recorded a net operating loss of $2,536,179 for the nine months ended September 30, 2006 and have an accumulated deficit of $8,291,287 since inception. As at the date of this Quarterly Report, we had cash of approximately $4,680,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months.

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Revenue	-	-	N/A	-	-	N/A
Expenses	875,181	439,277	99.2%	2,555,887	1,019,902	150.6%
Net Loss	$(851,075)	$(439,277)	93.7%	$(2,536,179)	$(1,019,902)	148.6%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the quarters ended September 30, 2006 and September 30, 2005 are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Mining exploration expenses	$642,226	$275,563	133%	$1,665,114	$338,453	391.9%
General and	231,304	163,575	41.4%	886,156	681,310	30.1%
administrative
Depreciation	1,651	139	1,087%	4,617	139	3,221.5%
Total Expenses	$875,181	$439,277	99.2%	$2,555,887	$1,019,902	150.6%

Operating expenses for the nine months ended September 30, 2006 increased by 150.6% as compared to the comparative period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Claims and associated increases in our mineral exploration activities, and (ii) increased general and administrative expenses due to professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At September 30, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$4,707,617	$705,856	566.9%
Current Liabilities	(1,191,492)	(1,178,123)	1.13%
Working Capital (Deficit)	$3,516,125	$(472,267)	644.5%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash Flows used in Operating Activities	$(2,237,767)	$(571,165)
Cash Flows used in Investing Activities	$(25,291)	$(793,219)
Cash Flows provided by Financing Activities	$6,256,376	$2,737,250
Effect of Foreign Currency Exchange Rate on Cash	$(11,769)	-
Net Increase (Decrease) in Cash During Period	$3,981,549	$1,372,866

The increase in our working capital surplus of $3,516,125 as at September 30, 2006 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $6,256,376 from private placements of our securities completed during the nine months ended September 30, 2006 and the exercise of 100% of the outstanding warrants in June, 2006, issued in connection with private placements closed in September, 2005. In connection with the exercise of the warrants, 8.506 million of our shares of common stock were issued to the warrant holders.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net operating loss of $2,536,179 for the nine months ended September 30, 2006 and have an accumulated deficit of $8,291,287 since inception. As at the date of this Quarterly Report, we had cash of approximately $4,680,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months; however, in order to complete our planned exploration activities and development of our mineral properties, we will need to seek additional financing.

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

Exploration Stage Company

Searchlight has been in the exploration stage since its restructuring and has not yet realized any revenues from its planned operations. Searchlight is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially viable mineral deposits, Searchlight plans to prepare for mineral extraction and enter the development stage.

Mineral Property Acquisition and Exploration Costs

For new projects without established reserves, all costs, other than acquisition costs, are expensed prior to the establishment of proven and probable reserves.

Depreciation, Amortization and Capitalization

Searchlight records depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

RISKS AND UNCERTAINTIES

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $8,291,287. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate a profitable mineral property; and

-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $2,536,179 for the nine months ended September 30, 2006 and have an accumulated deficit of $8,291,287 as at September 30, 2006. As at the date of this Quarterly Report, we had cash of approximately $4,600,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly we do have sufficient funds to meet our planned expenditures over the next twelve months, however, we will need to seek additional financing to meet our planned expenditures on the Clarkdale Slag Project.

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

Because our management does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

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

The price of base and precious metals is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of base and precious metals to decrease include the following:

(a)	Sales or leasing of base and precious metals by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for base and precious metals in industrial, jewelry and investment uses;

(e)	High supply of base and precious metals from production, disinvestment, scrap and hedging;

(f)	Sales by base and precious metals producers and foreign transactions and other hedging transactions; and

(g)

Devaluing local currencies (relative to base and precious metals price in US dollars) leading to lower production costs and higher production in certain major base and precious metals producing regions.

Our business is dependent on the price of base and precious metals. We have not undertaken hedging transactions in order to protect us from a decline in the price of base and precious metals. A decline in the price of base and precious metals may also decrease our ability to obtain future financings to fund our planned exploration programs.

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

We are currently undertaking drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses mineralized material capable of commercial extraction. Once the results from the drill program are fully analyzed, we intend to undertake the next steps on the project. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant). At such time that we deem appropriate, a bankable feasibility study will be undertaken. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

As we undertake exploration of the Searchlight Claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We are subject to the laws of the State of Nevada and applicable federal laws as we carry out our exploration program on the Searchlight Claims. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our exploration operations are regulated by both US Federal and Nevada and Arizona state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Claims, the success of our drilling and sampling activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations.

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

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934 (the “Exchange Act”). Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2006, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”) and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)

3.2	Articles of Incorporation of Uscribble.(1)

3.3	Certificate of Amendment to Articles of Incorporation – name change to “Regma Bio Technologies Limited.”(3)

3.4	Certificate of Amendment to Articles of Incorporation – name change to “Phage Genomics, Inc.”(6)

3.5	Certificate of Amendment to Articles of Incorporation – name change to “Searchlight Minerals Corp.”(12)

3.6	Certificate of Change to Authorized Capital Pursuant to NRS 78.209.(13)

3.7	Amended Bylaws dated July 22, 2005.(9)

3.8	Amended Bylaws dated August 9, 2005.(12)

4.1	Specimen Stock Certificate.(1)

10.1	Acquisition Agreement.(2)

10.2	2002 Nonqualified Stock Option Plan.(4)

10.3	2003 Nonqualified Stock Option Plan.(5)

10.4	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

Exhibit
Number	Description of Exhibits

10.5	Letter Agreement between Phage Genomics Inc., Searchlight Minerals Corp., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005.(8)

10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005.(8)

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

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)

10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)

10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)

10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)

10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)

10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)

10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc.(12)

10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)

10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)

10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005.(18)

10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)

10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)

Exhibit
Number	Description of Exhibits

10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006.(17)

10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)

10.29	2006 Stock Option Plan.(19)

10.30	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co., Inc.(21)

10.31	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006. (22)

10.32	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005.(22)

10.33

Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp.(22)

14.1	Code of Ethics(20)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter(20)

99.2	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(21)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(22)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

Date:	November 13, 2006	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 13, 2006	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )