Form 10KSB
period 2006-12-31
Searchlight Minerals Corp.
filed 2007-04-17
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#120 - 2441 W. Horizon Ridge Pkwy
Henderson, NV, 89052
(Address of principal executive offices)

(702) 939-5247
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $179,496,707 based on a price of $4.475 per share, being the average of the closing bid and ask price for the Company’s common stock as quoted on the OTC Bulletin Board on December 29, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 91,377,827 Shares of Common Stock as of April 4, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

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

As used in this Annual Report, the terms "we", "us", "our", “Searchlight”, and the “Company” means Searchlight Minerals Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Introduction

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects. Our business is presently focused on our two mineral projects: (i) the Clarkdale Slag Project, located in Clarkdale, Arizona, pursuant to which we seek to recover precious and base metals from the reprocessing of slag material produced from the smelting of copper ores from former mines in the Jerome, Arizona area; and (ii) the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Our current plan of operation on the Clarkdale Slag Project during the next twelve months is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production and, subject to positive results from our pre-feasibility studies and the results from our one unit module of production, finance and construct the processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. We have not earned any revenues to date and do not anticipate earning revenues until such time as we enter into commercial production of our properties.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, we operated primarily as a biotechnology research and development company with headquarters in Canada and an office in the UK. On November 2, 2001, we entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On February 2, 2004, we changed our name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” In February 2005, we announced our reorganization from a biotechnology research and development company to a company focused on the exploration and acquisition of mineral properties. In connection with our reorganization we entered into mineral option agreements to acquire an interest in the Searchlight Claims. Also in connection with our corporate restructuring, our board of directors approved a change in our name from “Phage Genomics, Inc.” to "Searchlight Minerals Corp.” effective June 23, 2005.

On January 10, 2007 we incorporated two wholly owned subsidiaries: Clarkdale Metals Corp, a Nevada corporation and Clarkdale Minerals LLC, a Nevada limited liability corporation. Clarkdale Minerals LLC was formed for the purpose of completing the merger with Transylvania International, Inc pursuant to our Agreement and Plan of Merger with Transylvania International, Inc. dated February 15, 2007. See “Description of Property”, below.

Recent Corporate Developments

We have experienced the following significant corporate developments since the commencement of our fiscal fourth quarter ended December 31, 2006 through the date of this filing:

1.

On March 22, 2007, we closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, we entered into an Agency Agreement with D&D Securities Company (“D&D") dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, we sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of US$4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering we agreed to use our best efforts to file with the Securities and Exchange Commission a registration statement on Form SB -2, or on such other form as is available, registering the offered securities within four months and one day after the closing of the March Offering. An aggregate commission and corporate finance fee totalling $525,386 was paid by us to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of our common stock at a price of US$4.50 per share, exercisable for a period of two years from the closing date.

2.

On February 23, 2007, we closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, we agreed to use our best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totalled $381,990 and the agents also received warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

3.

Also on February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non -US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the February Offering, we agreed to use our best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totalled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

4.

Effective February 16, 2007, we entered into amendments to our employment agreements with the following executives: (i) we increased the salary of Ian McNeil, President, from $108,000 to $190,000 per year; (ii) we increased the salary of Carl Ager, Vice President, Secretary and Treasurer, from $80,000 to $160,000 per year; and (iii) we increased the salary of Melvin Williams, Chief Financial Officer, from $60,000 to $130,000 per year based on 600-800 hours of service annually. Also on February 16, 2007 in connection with the amendments to the executive employment agreements, our board of directors also approved the following stock option grants pursuant to our 2006 Stock Option Plan: (i) Ian McNeil received 24,800 options; (ii) Carl Ager received 24,800 options; and (iii) Melvin Williams received 18,600 options. Each option is exercisable to acquire a share of our common stock at a price of $4.04 (the closing price on February 16, 2007), vesting on the grant date and expiring five years from the grant date.

5.

On February 16, 2007, Ian Matheson resigned as a member of our board of directors and the board appointed Harry B. Crockett to fill the vacancy created by Mr. Matheson’s resignation. There was no disagreement between Mr. Matheson and Searchlight regarding any matter relating to its operations, policies or practices. Harry B. Crockett is the managing member of Verde River Iron Company, LLC a private Nevada limited liability company which was the prior owner of the slag pile underlying the Clarkdale Slag Project. Mr Crockett serves as a court appointed receiver serving various Superior Courts throughout California having served in this capacity over the last 15 years. Mr Crockett has previously served as an Executive Vice President of American Savings, specializing in troubled debt and troubled assets as well as serving as Chairman of the Make A Wish Foundation of San Joaquin County, a charitable foundation serving the needs of terminally ill children. Mr. Crockett holds a Bachelor Of Arts degree from Golden Gate University in San Francisco California and a California Real Estate Brokers license. Mr. Crockett also has a pilot license with a single and multi engine land and instrument ratings.

6.

Effective February 16, 2007, we dismissed our independent registered public accounting firm, Kyle L. Tingle, CPA, LLC (“KLT”). The decision to change accountants was recommended by our audit committee and approved by the board of directors on February 16, 2007. On February 16, 2007, the board of directors appointed Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation as our new independent registered public accounting firm following the dismissal of KLT.

7.

On February 15, 2007, we entered into an agreement and plan of merger with Clarkdale Minerals LLC, Verde River Iron Company, LLC and Transylvania International, Inc. (“TI”), pursuant to which TI merged with and into our wholly owned subsidiary, Clarkdale Minerals LLC, with Clarkdale Minerals LLC as the sole surviving corporation. The acquisition of TI was completed in accordance with the terms and conditions of the Letter Agreement dated November 22, 2006, as amended February 15, 2007 among Searchlight, Verde River Iron Company, LLC, Harry B. Crockett and Gerald Lembas. Pursuant to our acquisition of TI we now have a 100% interest in the property underlying a slag pile located in Clarkdale, Arizona from which we seek to recover base and precious metals through the reprocessing of slag material, subject to payment of certain royalties. See “Description of Property” below.

8.	On January 10, 2007 we incorporated two wholly owned subsidiaries: Clarkdale Metals Corp, a Nevada corporation and Clarkdale Minerals LLC, a Nevada limited liability corporation. Clarkdale

Minerals LLC was formed for the purpose of completing the merger with Transylvania International, Inc pursuant to our Agreement and Plan of Merger with Transylvania International, Inc. dated February 15, 2007. See “Description of Property”, below.

Searchlight and Clarkdale Projects

We hold interests in two mineral projects, our Clarkdale Slag Project and our Searchlight Gold Project. Our plan of operation for each of our projects is discussed below:

Clarkdale Slag Project

The properties comprising our Clarkdale Slag Project are discussed in detail under the heading “Description of Property” in this Annual Report.

Our current plan of operation on the Clarkdale Slag Project for the next twelve months is to complete our materials study, continue our pilot testing and site work in Clarkdale, and construct our first “unit” (module) of production. As of the date of this Annual Report, we have drilled 18 holes (SD1-18) in the slag pile under the supervision of Mountain States R&D International Inc. (“MSRDI”). These holes were drilled as part of a materials study being conducted by MSRDI on our behalf. Sample preparation and analysis was performed under MSRDI’s chain of custody sampling.

If the results from our pre-feasibility studies on the Clarkdale Slag Project and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Searchlight Gold Project

The properties comprising the Searchlight Claims and our exploration activities on the Searchlight Claims are discussed in detail under the heading “Description of Property” in this Annual Report.

In early 2007, we received the initial results of the metallurgical and analytical analysis on the chain of custody surface samples and bulk samples (6 tons) samples taken from the project area by Arrakis Inc. Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. The agreements pursuant to which we acquired our interests in the Searchlight Claims provide that we must make a series of stock and lease payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

We have commenced an exploration work program for the Searchlight Project. We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II of our exploration program with the Bureau of Land Management (“BLM”), and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit, see “Searchlight Project and Reclamation Permit”, below.

Competition

We are an exploration stage company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration on our mineral properties.

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

Our operations on the Clarkdale Slag Project will also require compliance with applicable permits under Arizona State law and require some upgrade of existing facilities as the project develops. A conditional use permit for our planned activities on the Clarkdale Slag Project has been obtained from local authorities subject to final site plan approval. Operations will require some upgrade of existing facilities as the project develops. Air quality, water quality and building permits have been received by the Company from the Arizona Department of Environmental Quality. URS Corporation, an international engineering company has been involved with the permitting of the Clarkdale Slag Project with state and local authorities. Pursuant to the engineering services agreement between URS Corporation and VRIC dated March 21, 2005, URS is to complete a Class II environmental application based on planned equipment and processing applications with Arizona Department of Environmental Quality for quarrying and metals recovery operations. URS Corporation, an international engineering company has been involved with the permitting of the project with state and local authorities.

Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Nevada and State of Arizona governments, including the Department of Natural Resources, and the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Nevada for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavor to reclaim disturbed areas to equal or exceed any new disturbance.

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

Federal Claim Maintenance Fees

In order to maintain our Searchlight Claims each year we must pay a maintenance fee of $125 per claim to the Nevada State Office of the Bureau of Land Management by August 31st. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2007.

Research and Development Expenditures

We have not incurred any expenditures over the past two fiscal years ended December 31, 2006 on research and development. We expended $2,519,932 on mineral exploration and evaluation expenses in connection with our exploration programs on the Searchlight Project and Clarkdale Slag Project during fiscal 2006.

Employees

As of the date of this Annual Report on Form 10-KSB, we have one employee other than our officers and directors. See “Executive Compensation - Employment Contracts”, below.

Subsidiaries

We have two wholly owned subsidiaries, Clarkdale Minerals LLC, a Nevada limited liability corporation and Clarkdale Metals Corp., a Nevada corporation.

Patents, Trademarks and Licenses

We do not own, either legally or beneficially, any patent or trademark and we are not party to any licensing agreements.

ITEM 2.	DESCRIPTION OF PROPERTY.

On July 20, 2006, we entered into lease agreement with Burnett & Williams, LLC, a Nevada limited liability company (“B&W”) for the lease of our head office consisting of approximately 900 square feet located at Suite 120-2441 W. Horizon Ridge Parkway, Henderson NV 89052 at a rate of $4,000 per month. The lease expired on November 30, 2006. We are continuing to rent the office space at the rate of $4,000 on a month to month basis with no formal contract.

Following our acquisition of Transylvania International, Inc. we hold title to the following real properties located in Clarkdale, Arizona:

Location	Yavapai County Assessor/	Description of Property
Parcel No.
Clarkdale, Arizona	400-01-007E 400-02-001 400-01-007F 400-05-017D 400-06-001Y 400-05-006A 400-06-002C 400-05-013F 400-05-013G 400-05-001E 400-05-001F	Parcels of vacant land comprising approximately 600 acres
919 Main Street, Clarkdale, Arizona	###-##-####	Commercial building
Clarkdale, Arizona	Parcel I	Lots 1 and 2, Block 44, town of Clarkdale according to the plat of record in Book 5 of Maps, page 85, records of Yavapai County, Arizona.
Clarkdale, Arizona	Parcel II	A portion of the Northeast quarter of Section 20, Township 16 North, Range 3 East of the Gila and Salt River Base and Meridian, Yavapai County, Arizona
Clarkdale, Arizona	Parcel III	A parcel of land located in the Southeast quarter of Section 19, and the Southwest quarter of Section 20, Township 16 North, Range 3 East, Gila and Salt River Base and Meridian, Yavapai County, Arizona
Clarkdale, Arizona	Parcel IV	A parcel of land located in the North half of Section 20, Township 16 North, Range 3 East, Gila and Salt River Base and Meridian, Yavapai County, Arizona

Location	Yavapai County Assessor/	Description of Property
Parcel No.
Clarkdale, Arizona	Parcel V	A portion of Sections 17, 18, 19 and 20, Township 16 North, Range 3 East, Gila and Salt River Base and Meridian, Yavapai County, Arizona.

Our interest in the above noted properties is subject to certain ongoing payments and royalties that are discussed in more detail below under the heading “Clarkdale Slag Project”, and “Royalty Agreements”. Our interest in the Searchlight Claims is discussed in more detail below under the heading “Searchlight Claims.”

Acquisition of Clarkdale Slag Project

On November 22, 2006, we entered into a Letter Agreement (the “Letter Agreement”), as amended on February 15, 2007, among Verde River Iron Company, LLC (“VRIC”), Harry B. Crockett and Gerald Lembas for the purpose of acquiring all of the outstanding shares of Transylvania International, Inc. ("TI"), a wholly owned subsidiary of VRIC, which has title to the property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material (the “Clarkdale Slag Project”).

Under the terms of the Letter Agreement, in order to exercise the option to acquire all of the outstanding securities of TI, we were required to provide notice of the exercise of the option on or before January 8, 2007 and close the acquisition by February 15, 2007. Effective on January 8, 2007, we exercised our option to acquire all of the outstanding shares of TI and on February 15, 2007 we completed the acquisition of TI in accordance with the terms of the Letter Agreement and the Agreement and Plan of Merger (the “Merger Agreement”) dated February 15, 2007 between Searchlight, VRIC, TI and Clarkdale Minerals LLC (“Clarkdale LLC”), our wholly owned subsidiary formed for the purposes of the merger of TI and Clarkdale LLC. The merger was effected on February 15, 2007.

Closing of the TI acquisition occurred on February 15, 2007 (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

(i)	We paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

(ii)	We paid $9,900,000 in cash to VRIC on the Closing Date;

(iii)	We issued 16,825,000 shares of our common stock on the Closing Date to the designates of VRIC pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

(iv)

We agreed to pay VRIC $30,000 per month (the “Monthly Payments”) until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by Searchlight (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the Letter Agreement;

(v)	We agreed to pay VRIC $6,400,000 on the Project Funding Date;

(vi)

We granted VRIC a royalty (the “Royalty”) consisting of 2.5% of the Net Smelter Returns (as defined in the Letter Agreement), on any and all proceeds of production from the Clarkdale Slag Project; and pay to VRIC $500,000 annually (subject to Force Majeure) commencing on the Project Funding Date (the “Advance Royalty”), with no deduction or offset against the Royalty, except that the combined Royalty and Advance Royalty shall not exceed $500,000 in any calendar year; and, the Advance Royalty shall end forever on the first to occur between: (1) the end of the first calendar year in which the Royalty equals or exceeds $500,000; or (2) the date that is ten (10) years after the date the Agreement is executed by the parties; and

(vii)

We agreed to pay VRIC $3,500,000 as a priority distribution of cash flow in accordance with the provisions of the Joint Venture Agreement dated May 20, 2005 between Nanominerals Corp. and VRIC (the ”JV Agreement”).

The agreement is governed under the laws of Nevada and superceded all prior agreements between the parties including the JV Agreement. The closing of the Merger Agreement occurred on February 15, 2007. The Articles of Merger of TI and Clarkdale LLC were filed and effected with the Nevada Secretary of State on February 15, 2007. Following completion of the Merger, Clarkdale Minerals LLC, our wholly owned subsidiary became the sole surviving corporation. In connection with the Merger Agreement, VRIC and its designates received 16,825,000 restricted shares of our common stock representing 18.4% of our issued and outstanding shares as at April 4, 2007. The securities were issued pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

Prior to our acquisition of TI we entered into an assignment agreement (the “Assignment Agreement”) with Nanominerals Corp. (“NMC”), dated for reference June 1, 2005, as amended August 31, 2005, and October 24, 2005 pursuant to which NMC assigned to us all of its interest in the Joint Venture Agreement dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC. Pursuant to the terms of the Assignment Agreement, we completed the acquisition of all of Nanominerals Corp.’s interest in the JV Agreement and fulfilled our obligations under the terms and conditions of the Assignment Agreement, which included the following conditions: we paid Nanominerals $690,000 in respect of certain payments made by Nanominerals Corp. towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement; we assigned Nanominerals a 5% net smelter return royalty payable from Searchlight’s share of production from the Clarkdale Slag Project; we appointed sufficient nominees of Nanominerals to Searchlight’s board of directors to constitute a majority of the board following execution of the Assignment Agreement; we issued to Nanominerals and its designates 6,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share; we provided confirmation to Nanominerals that Searchlight received funds of $2,000,000 pursuant to Searchlight’s private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside of the U.S.

Pursuant to our acquisition of TI, we now hold 100% title to the Clarkdale Slag Project through our wholly owned subsidiary, with our interest in the project subject to certain ongoing payments and royalties outlined above. We intend to continue to pursue our stated plan of operation on the Clarkdale Slag Project pursuant to which we intend to process slag from a copper smelter slag pile located at the Clarkdale Slag Project site, and extract byproducts from the slag for commercial resale.

CLARKDALE SLAG PROJECT

Location, Access and History

The Clarkdale Slag Project is located at Clarkdale, Arizona, USA some 107 miles north of Phoenix and about 50 miles southwest from Flagstaff, Arizona in Yavapai County, see Figure 1, below. We acquired our interest in the Clarkdale Slag Project pursuant to our Letter Agreement and Merger Agreement with VRIC and TI as described above under the heading “Acquisition of Clarkdale Slag Project”. The project is located at 3,480’ elevation on approximately 800 acres deeded acres of industrial zoned land near the town of Clarkdale (3,600 residents). It contains the old smelter site and a slag pile available for processing. The slag was produced as smelter rejects from processing copper ores, principally from Jerome, during the period 1915-1952, when the Clarkdale smelter was one of the largest copper smelters in the world. Jerome, some 6 miles west of Clarkdale at elevation 5,435’, is a historic mining district, which produced copper extracted from massive sulfide deposits mined at Jerome (1889-1952) and smelted at both Jerome (1889-1915) and Clarkdale (1915-1952).

Improvements in technology over the last 50 years have now advanced to the point where re-processing of the slag at Clarkdale for gold, silver, copper, zinc,and ferro-silicates may be considered economic. If the final feasibility of the project confirms the project is economical, we expect to build a processing facility at Clarkdale. See “Current Status”, below.

Clarkdale Slag Pile and Metallurgy

The slag pile occupies approximately 45 acres and is up to 100 feet thick. The Scanning Electron Microscopy/Energy Dispersive Spectroscopy (SEM/EDS) data indicates that there is a variation in the slag material due to the varying amount of sulfides contained within the different types of smelter sourced slag in the pile, to variations in liberation by different grinders, and to variations in the extraction processes used to report these metals. It is for all these reasons that care will be exercised in determining the extractable grade for the pile during the materials study by our independent engineers. Drilling, assaying and extraction testing of the slag pile by independent engineers commenced in June 2005, see “Current Status of Exploration of Clarkdale Slag Project” below. To our knowledge there have been no prior attempts to exploit the slag pile or determine its economic feasibility.

Prior grinding, assaying, leach and extraction testing (1991-2005) of composite bulk samples from the slag pile (>200 sites) has indicated that the copper, zinc, gold and silver are readily extractable by standard known technology. The tails are ferro-silicates, saleable as cement additives to the local cement plant and other users. The slag has a glassy, volcanic lava-like appearance. It contains some thin layers of rocky material which appear to have been undigested from the smelter. SEM/EDS analysis of the slag has shown that Copper-Zinc is contained within blebs of Iron-Copper-Zinc sulfides of dimensions of less than 0.3 -20 microns. Th e iron occurs as iron-metal and iron-oxide of dimensions of less than 5 microns. All these materials are contained in an amorphous/nano-crystalline matrix of calcium-iron-aluminum silicate. Based on the mineralogy of the source of the smelter feed (Jerome), the gold-silver values are entrapped within the sulfide blebs.

Between the fourth quarter of 2005 and the third quarter of 2006, a drilling and sampling program was implemented at our Clarkdale Slag Project under strict chain-of-custody sampling by Mountain States R&D International Inc. A total of 18 holes comprising more than 1,700 feet were drilled as part of a materials study being conducted by Mountain States R&D International Inc. (“MSRDI”) on our behalf. MSRDI also obtained a 2-ton bulk sample comprised of samples taken over the 45-acre surface of the slag pile. Approximately 750 lbs. of this sample were subsequently processed at our pilot plant in Phoenix, Arizona, see “Current Status of Exploration of Clarkdale Slag Project” below. The processing facility is expected to be zero discharge as it is expected to recycle all water and we intend to sell or to dispose of all products off-site. Certification of the process design and metal extraction will be determined during operation of the first module of production in the planned processing facility at Clarkdale, Arizona.

There have been many advances in technology over the last ten years that have made re-processing of slag pile more economical. One of the more significant achievements is the development of new mills capable of grinding the hard and abrasive slag found at Clarkdale. These mills use tougher ceramic components, rather than standard steel, are more cost efficient due to lower power requirements and can liberate the metals for extraction, even from tough materials such as the Clarkdale slag. A second significant improvement is the advancement of Ion-Exchange resin technology. Ion-Exchange resins are designated to replace current solvent extraction liquids because they are environmentally benign. These man-made collectors can selectively recover, with pin-point accuracy, specific metals and/or compounds. This eliminates the costs and environmental problems associated with previously used circuits for Copper/Zinc recovery. Use of Ion-Exchange resins is common in commercial mining operations around the world.

Permitting and Design

The process design and equipment selection are planned for both an initial test module and a planned leach and extraction plant at Clarkdale. All required buildings and services are currently available (with moderate cost upgrades) at the site. These include office, lab and processing buildings as well as road, rail, power, telephone, water, storm drain and sewage.

A conditional use permit for our planned activities on the Clarkdale Slag Project has been obtained from local authorities subject to final site plan approval. Operations will require some upgrade of existing facilities as the project develops. URS Corporation, an international engineering company has been involved with the permitting of the Clarkdale Slag Project with state and local authorities. Pursuant to the engineering services agreement between URS Corporation and VRIC dated March 21, 2005, URS is to complete a Class II environmental application based on planned equipment and processing applications with Arizona Department of Environmental Quality for quarrying and metals recovery operations. In consideration of the services provided by URS under the agreement we agreed to pay URS $23,835.

The materials study, expected to be completed in the second quarter of 2007, is expected to show total and “processable” tonnage as well as the grade study completed by independent engineers. In the third quarter of 2007, we hope to complete our pilot testing and site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the processing facility is expected to commence in the first quarter of 2008 subject to the Company obtaining the necessary additional financing.

Until such time as we have established economic feasibility of the Clarkdale Slag Project through our pre-feasibility studies and the operation of our one unit module of production from the slag pile, there is no assurance that we will proceed to the construction of our proposed processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Current Status

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production. Pursuant to our 2006 exploration program, we have drilled a total of 18 holes (SD1-18), comprising more than 1,700 feet, in the slag pile all under the chain-of-custody (“COC”) supervision of MSRDI. These holes were drilled as part of a materials study being conducted by MSRDI on our behalf. Sample preparation and analysis were performed under COC by MSRDI. During our fiscal year ended December 31, 2006, we received COC analysis results from the eighteen drill holes and a 750-pound bulk sample taken from the slag pile located on our Clarkdale Slag Project. The following composite drill results and bulk sample analysis were reported to us by MSRDI:

Summary of Drilling and Sampling Results

Results	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1
750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

1. Drill Hole Results

Drill Hole	Composite	Gold	Silver	Copper	Zinc	Iron
	Footage	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
SD1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3
Average		0.46	0.13	0.37	2.47	33.1
* opt (ounces per ton)

MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption. Gold and silver analysis was performed by Arrakis, under COC of MSRDI, using an acid total digestion method followed by atomic absorption.

2. Surface Bulk Sample Results

Sample	Composite	Gold	Silver	Copper	Zinc	Iron
	Detail	Au (opt)**	Ag (opt)**	Cu (%)	Zn (%)	Fe (%)
SS1B-1	Surface Bulk Sample	0.361	0.285	0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND*	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND*	0.33	2.90	30.4

SS1B-4	Surface Bulk Sample	0.444	ND*	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND*	0.34	2.90	30.6
Average		0.42	0.06	0.35	2.88	31.0

*	ND (None Detected)
**	opt (ounces per ton)

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

Drilling Program

We retained Dr. Richard F. Hewlett as the Project Manager for our Clarkdale Slag Project. Under the guidance of Dr. Hewlett, we contracted MSRDI to execute a materials study. MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc., under the chain-of-custody sampling of MSRDI, using 4-acid total digestion followed by graphite furnace at omic absorption (GFAA). A total of 18 holes comprising more than 1,700 feet were drilled as part of a materials study being conducted by MSRDI on behalf of Searchlight. MSRDI also obtained a 2-ton bulk sample comprised of samples taken over the 45-acre surface of the slag pile. Approximately 750 lbs. of this sample were subsequently processed at our pilot plant, then located in Phoenix, Arizona. The drilling on the Clarkdale Slag Project was performed by Boart Longyear Company and was completed using sonic drills. MSRDI had complete control over the samples from the time they were recovered from the drill through the analytical process. MSRDI also oversaw the drilling.

The materials study, expected to be completed in the second quarter of 2007, is expected to show total and “processable” tonnage as well as the grade study completed by independent engineers. In the third quarter of 2007, we hope to complete our pilot testing and site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the proposed processing facility will commence in the first quarter of 2008, subject to the Company obtaining the necessary additional financing.

The following is an outline of the proposed milestones and expenditures on the Clarkdale Slag Project for the next twelve months:

	Work	Target Date	Budget
1. Materials Study		Complete in
•	Complete total and “processable” tonnage and	Second Quarter	$50,000
	grade study by independent engineers	2007

2. Pilot Testing/Site Work
•	Complete pilot testing, finalize metallurgy and flow	Complete in
	sheet and optimize processing protocols	Third Quarter	$300,000
•	Rehabilitate site – upgrade services and buildings	2007
	where necessary, project site maintenance, etc.

3. First Module of Production

	Work	Target Date	Budget
•	Construct, operate and optimize one “unit” (module)
	of production
•	Determine the economics of the project, taking into	Complete in
	consideration the recoverable amounts of minerals,	Fourth Quarter	$7,000,000
	metal prices, processing costs, project development	2007
	costs, environmental issues, etc.
•	This will serve as final feasibility of project

4. Processing Facility – Finance and Construct

•	Finalize Project Financing, including property	Commence in
	payments of approximately $7,000,000	First Quarter
•	Develop Site – Upgrade services and buildings,	2008 (Subject to	$70,000,000
	ensure proper staffing, etc.	positive results
•	Construct Processing Facility – order and install	from Phase 2
	equipment, ensure all components work effectively,	and 3 above)
etc.
•	Start up Processing Facility

$77,350,000
($22,350,000 in
TOTAL
next 12
months)

The above timeline and costs are preliminary estimates only, actual costs may be significantly higher once the Company has completed the feasibility studies and received results from production of its initial test module. Until such time as Searchlight has established economic feasibility of the Clarkdale Slag Project through its pre-feasibility studies and the operation of its one unit module of production from the slag pile there is no assurance that the Company will proceed to the construction of the proposed processing facility referred to in the table above. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the production of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

The above timeline and costs also do not take into account possible delays that may arise. If we experience any difficulties or delays during our plan of operation, it could take substantially longer and more costly for us to complete construction of plant facilities or complete any property studies. The above is also subject to the Company obtaining the necessary additional financing.

SEARCHLIGHT CLAIMS

Location, Access and History of Exploration

The Searchlight Project is a 3,200-acre placer gold project, with underlying hard rock potential, located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. See Figure 2, below. Access is by vehicle from Highway 95. The mining claims were staked by the owners on Federal land (BLM) as 160-acre association placer mining claims. Searchlight has a four year option to acquire these claims subject to certain terms and conditions.

The Searchlight Claims are located in parts of Sections 1, 12-13 and 24-25 of Township 29 South, Range 63 East and Sections 19 and 30 of Township 29 South, Range 64 East Clark County Nevada. The names of the claims and their federal serial numbers are as described below:

Nevada Mineral Claim	BLM Number
Rio Raga 300	600834
Rio Raga 301	600835
Rio Raga 302	600836
Rio Raga 303	600837
Rio Raga 304	600838
Rio Raga 305	600839
Rio Raga 306	715676
Rio Raga 307	600841
Rio Raga 308	600842
Rio Raga 309	600843
Rio Raga 310	699996
Rio Raga 311	699997
Rio Raga 312	600846
Rio Raga 313	600847
PV Brown 193	854993
PV Brown 301	854994
P V Red #11	791232
P V Red #12	791233
P V Red #13	791234
P V Red #14	791235

The Searchlight District is a well known gold camp. Mining occurred in the area during the period 1900-1950 where some 250,000 ounces of gold were produced from quartz-sulphide-hematite veins to depths of greater than 1,000 feet with minor placer gold produced. Exploration work by the claim owners on the Searchlight Project, during the period 1989-2005, indicated a potential for gold mineralization within the claim block. We have an approved Plan of Operation with the Bureau of Land Management for drilling 18 test holes throughout the claim block and for mining a 36 acre pit on the RR304 claim.

The intent of our exploration work program is to continue the metallurgical testing to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. Budget for this work is estimated at approximately $1,000,000.

Figure 2 – Searchlight Project Location

NEVADA
Reno
Las Vegas
Searchlight
Searchlight Project Area

Acquisition of Searchlight Claims

On February 10, 2005, we entered into option agreements (the “Option Agreements”) with the owners (collectively, the “Claim Owners”) of the Searchlight Claims. Prior to entering into the Option Agreements with Searchlight, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”), a company controlled by K. Ian Matheson, a former director and executive officer of the Company. Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the “Acknowledgements”): (i) the assignment of SMI’s interest in the Searchlight Claims to Searchlight; (ii) the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI; (iii) that following the issuance of an aggregate of 5,600,000 shares (post-split) of the common stock of Searchlight to the Claim Owners, all of the Claim Owner’s rights and interests in the Searchlight Claims will be vested in Searchlight; (iv) the appointment of K. Ian Matheson as director and officer of Searchlight to proceed with a restructuring of the business of Searchlight; and (v) during the term of the agreement, to allow Searchlight and its authorized agents to have exclusive rights to access the Searchlight Claims for all purposes including prospecting, exploring, developing, trenching, stripping, excavating, sampling and conducting any and all exploration and development activities for the purpose to determining the mineral or metal content of the property and the right to remove from the property all such materials and minerals deemed necessary to properly test, explore or develop the property.

In consideration of the Acknowledgments, Searchlight agreed, among other things to: (i) complete a corporate restructuring of its business by March 31, 2005; (ii) include any shares of its common stock issued to the Claim Owners in any subsequent registration statement filed by Searchlight under the Securities Act; (iii) make all regulatory or government payments required to maintain the Searchlight Claims in good standing during the term of the agreement, and (iv) issue to the Claim Owners an aggregate of 5,600,000 (post-split) restricted shares in the common stock of Searchlight in the following manner:

(a)	1,400,000 shares on or before June 30, 2005, which shares have been issued;
(b)	1,400,000 shares on or before June 30, 2006, which shares have been issued;
(c)	1,400,000 shares on or before June 30, 2007; and
(d)	1,400,000 shares on or before June 30, 2008.

We will not acquire title to the Searchlight Claims until we complete the issuance of shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements. We are presently in good standing under our Option Agreements.

Searchlight Project and Reclamation Permit

The intent of our exploration work program is to continue the metallurgical testing to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. We expect to rent a drill rig and employ drillers to conduct the drilling. Independent geologists and engineers are expected to be engaged to certify the work. Budget for this work is estimated at approximately $1,000,000.

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

EXPLORATION PHASE	PROJECT	LOCATION	SIZE

Phase I - Exploration Program	Drilling of 18 Sites	Section 1, 12, 13, 24 and 25 T. 29 S., R. 63 E. and portions of Sections 19 and 30, T. 29S., R. 64 E., MDM, Clark County, Nevada	1.8 Acres

Phase II – Mine Reclamation	Pit and Set Backs Plant Site Access Road	Section 13, T. 29S., R. 63 E., MDM, Clark County, Nevada	41.5 Acres 3.2 Acres 1 Acre

The permit is valid for the life of the project and becomes effective upon receipt of an acceptable surety by the BMRR. We posted a cash bond in the amount of $180,500 with the U.S. Bureau of Land Management (“BLM”), in accordance with the terms of our reclamation permit for the Searchlight project granted by the Nevada Bureau of Mining Regulation and Reclamation on April 22, 2005.

In accordance with the terms of our reclamation permit for the Searchlight Project, metallurgical studies have been performed on the Searchlight Project site. Chain of Custody surface samples and bulk samples have been taken from the project area and analytical work on the samples has begun. In January 2007, we received some preliminary results for the Searchlight Project. The results and analysis are described below under the heading “Current Status of Exploration of Searchlight Claims.”

Geology

The Searchlight Project is located over a north-south basin filled with unconsolidated detritus and bounded by outcropping Miocene volcanic and intrusive rocks. Outcrops of basement Precambrian gneiss indicate considerable uplift has occurred. Interpretation of satellite infrared images indicates a major east-west Fracture Zone, some six miles wide, cross-cuts the basin underlying the Project area. The gold at Searchlight was mined principally from quartz-sulphide-hematite veins that trended east-west. This is clearly related to the above mentioned Searchlight-Mammoth Fracture Zone. Detritus fill and hydrothermal overprints are postulated to be the source of the ultra fine gold (<20 microns) found underlying the Project area.

Metallurgy

Previous work on the Searchlight Project has shown that the gold occurs as minute particles in both the detritus grains and in the hydrothermally derived precipitates, which overprints the valley fill. It has taken years of research to develop extraction methods capable of dealing with this unique mineralogy.

During 2004-2005 some 34 surface samples were analyzed for gold by the property owners on material collected from surface sites. At each sample site some 10 kg (22lbs) of –1/4” screened material was collected and split into 200-1,000g samples for testing. Each sample was then prepared for assay. This included drying, grinding, blending, etc. Normally 15-30g samples were fire assayed with gravimetric finish for final results.

Preliminary statistical analysis of the data from this work indicates the high variance of fire assay extraction is directly correlated to the sample preparation method and/or the small sample size used. Historical data on the Project indicates that leach tests on larger samples are a more reliable analytical method than fire assaying of small samples. For these reasons and to verify the property owners’ results, an independent metallurgical testing firm was retained to take chain of custody samples, to test the samples for precious metals, to determine extractable grades by leaching large samples (500–1,000g), and to report on the results.

The firm selected to do this work was Arrakis, Inc. (“Arrakis”) of Denver, Colorado. Leach tests by Arrakis have confirmed the presence of extractable gold at the locations sampled.

Work Program of Searchlight Claims

The work program for the Searchlight Project, expected to be completed by the third quarter of 2007, is focused on continuing the metallurgical testing program which includes independent metallurgical testing, bulk sampling, concentration tests, milling and leaching and extraction tests to optimize recovery of precious metals. A drilling and pre-feasibility program, which will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is then anticipated to begin in the fourth quarter of 2007.

The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

	Work	Target Date	Budget

1. Metallurgical Testing Program
•	Continue independent metallurgical testing program,
	bulk sampling, concentration, milling, leaching and	Complete in Third	$400,000
	extraction tests to optimize recovery of precious metals	Quarter 2007
•	Update independent engineering report with results
from metallurgical testing program

2. Drilling and Pre -Feasibility Program
•	Permitted to drill 18 holes
•	Chain-of-custody independent oversight of drilling
	program by qualified engineering firm, including	Begin in Fourth	$600,000
	sampling and assaying drill hole material	Quarter 2007
•	Independent engineering report outlining drilling
program results, reserve estimation, pilot plant tests
and pre-feasibility study
$1,000,000
	TOTAL		(approximately
$700,000 in next
12 months)

Current Status of Exploration of Searchlight Claims

We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II with the Bureau of Land Management, and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit. During the year ended December 31, 2006, metallurgical studies were performed on the Searchlight Project site. In early 2007, we received the initial results of metallurgical testing conducted by our independent engineering consultants, Arrakis, on chain of custody surface samples collected from our Searchlight Project.

Metallurgical testing by Arrakis using the process of total digestion has consistently revealed a feed grade of 0.37 ounces per ton (opt) gold or better in the Searchlight Project samples. Preliminary tests indicate that the “head” ore grade may be concentrated. Metallurgical extraction, using autoclave leaching, has been successful in extracting 80% of the gold into solution. Work is continuing to optimize these processes and finalize a potential commercial extraction protocol for the Searchlight Gold Project. Once this is completed, drilling for reserves is expected to determine the commercial feasibility of the project.

The table below provides an overview of the results from metallurgical tests completed, to date, by Arrakis:

Chain of Custody Results Summary

COC Tests(1)	Feed Grade Gold (opt)* (1)(2)	Extracted Grade Gold (opt)* (1)(2)	Leach Method(1)
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach
BL3 – 9,000 lbs head

COC Tests(1)	Feed Grade Gold (opt)* (1)(2)	Extracted Grade Gold (opt)* (1)(2)	Leach Method(1)
1,674 lbs cons	0.90	0.21	72 hr Leach
Autoclave Tests
TP2-12 – 200 grams	0.34 – 0.39	0.03 – 0.26	1.5 hr Autoclave
TP8 – 200 grams	0.37	0.16	1.5 hr Autoclave
TP9 (TP8 tails)		0.14	1.5 hr Autoclave
Total		0.30	3.0 hr Autoclave

Notes

*	opt (ounces per ton)
(1)	Gold analysis was performed by Arrakis, Inc. under chain-of-custody parameters. Analysis of all head ore samples was done by 3 ac id digestion in a Milestone Ethos Plus microwave sample digester and analyzed by a Perkin Elmer 5100 graphite furnace atomic adsorption (GFAA) system with Zeeman background correction. Pregnant solutions from all bench and bulk tests were analyzed for Au using calibration blanks and standards corrected with matching sample matrix to the specific solution being read.
(2)	Feed Grade is the initial gold content in the sample. Extracted Grade is the amount of gold leached into solution.

Results of the chain of custody surface samples are provided below:

Surface Sample I.D.	Feed Grade
Au
(opt)*
SS5	0.39
SS6	0.48
SS7	0.55
SS8	0.69
* opt (ounces per ton)

While the feed grade of the preliminary samples indicated significant gold content, the grade recovered into solution from sample SS8 in a somewhat standard bottle roll leach test approximated 0.19 opt gold.

Following this initial sampling, Arrakis tested a variety of bench scale leach methods in order to improve extraction of the gold. The bench testing and optimization of leach conditions improved the extraction efficiency to 72% and outlined a protocol for bulk leach testing. To further the work program, six tons of COC bulk samples were collected from the Searchlight property on September 14, 2005. Results from analyses of the bulk samples were as follows:

Bulk Test I.D.	Feed Grade	Extracted Grade Au
	Au	(opt)*
	(opt)*
BL 1	0.58	0.25
BL 2	0.58	0.22
BL 3	0.90	0.21
* opt (ounces per ton)

Arrakis has begun work on examining pressure leaching via autoclave to enhance both the kinetics and extraction efficiency of gold from solution. A series of 11 autoclave tests were conducted using 200-gram samples in a Parr 1 liter pressure reactor. Solution analysis was completed by Arrakis, Inc. The results of such tests are summarized in the following table:

Autoclave Test I.D.*	Feed Grade	Extracted Grade
	Au	Au
	(opt)**	(opt)**
TP2	0.37	0.07
TP3	0.39	0.08

Autoclave Test I.D.*	Feed Grade	Extracted Grade
	Au	Au
	(opt)**	(opt)**
TP4	0.38	0.03
TP5	0.37	0.15
TP6	0.34	0.19
TP7	0.37	0.03
TP8	0.37	0.16
TP9	0.37	0.14
TP10	0.37	0.23
TP11	0.37	0.26
TP12	0.37	0.15

Notes:

*	All samples approximated 200 grams in 1 liter of solution. Leach time for all samples approximated 90 min and the sample for TP7 was dead roasted prior to leaching.
**	opt (ounces per ton)

The current work plan for the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favourable production-scale extraction methods to optimize recovery of precious metals. Once these results are obtained, we intend to embark on an 18 hole drilling program and perform a pre-feasibility study.

Royalty Agreements

Pursuant to the terms of the Letter Agreement dated November 22, 2006, as amended February 15, 2007, among Searchlight, Verde River Iron Company, LLC, Harry B. Crockett and Gerald Lembas, we are required to pay Verde River Iron Company, LLC a royalty (the “Royalty”) consisting of 2.5% of the Net Smelter Returns (as defined in the LA), on any and all proceeds of production from the Clarkdale Slag Project; and pay to VRIC $500,000 annually (subject to Force Majeure) commencing on the Project Funding Date (the “Advance Royalty”), with no deduction or offset against the Royalty, except that the combined Royalty and Advance Royalty shall not exceed $500,000 in any calendar year; and, the Advance Royalty shall end forever on the first to occur between: (1) the end of the first calendar year in which the Royalty equals or exceeds $500,000; or (2) the date that is ten (10) years after the date the Agreement is executed by the parties.

Pursuant to the terms of our Assignment Agreement with Nanominerals Corp., as amended August 31, 2005 and October 24, 2005, we are required to pay Nanominerals Corp. a royalty on the interest in the Clarkdale Slag Project assigned by Nanominerals to us, equal to 5% of the Net Smelter Returns (as defined in the Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. Due to our recent acquisition of Transylvania International, Inc., and the resulting 100% ownership of the Clarkdale Slag Project, this Net Smelter Returns royalty to Nanominerals Corp. now equals 2.5% of total production of the project.

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

Our shares are currently trading on the Over-The-Counter Bulletin Board under the symbol “SRCH”. The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the over-the-counter bulletin board, as applicable, were:

QUARTER	HIGH ($)	LOW ($)

1st Quarter 2005	$1.45	$0.21
2nd Quarter 2005	$1.15	$0.51
3rd Quarter 2005	$1.50	$0.35
4th Quarter 2005	$1.18(1)	$0.62(1)
1st Quarter 2006	$2.05	$0.39
2nd Quarter 2006	$3.12	$1.35
3rd Quarter 2006	$2.50	$1.45
4th Quarter 2006	$4.50	$1.50

Notes

(1)	As adjusted to reflect a two for one stock split effected on September 30, 2005.

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As of April 4, 2007, we have 260 registered stockholders holding 91,377,827 shares of our issued and outstanding common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since our previous fiscal year ended December 31, 2005, we have completed the following unregistered sales of our securities:

1.

On March 22, 2007, we closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non -US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, we entered into an Agency Agreement with D&D Securities Company (“D&D") dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, we sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of US$4.50 per Share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering we agreed to use our best efforts to file with the Securities and Exchange Commission a registration statement on Form SB -2, or on such other form as is available, registering the offered securities within four months and one day after the closing of the March Offering. An aggregate commission and corporate finance fee totalling $525,386 was paid by us to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of our common stock.

2.

On February 23, 2007, we closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, we agreed to use our best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totalled $381,990 and the agents also received warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

3.

Also on February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non -US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the February Offering, we agreed to use our best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totalled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

4.

On February 15, 2007, we approved the issuance of 16,825,000 shares of our common stock to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007. The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding our operations. Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

5.

On July 27, 2006, we approved the issuance of 1,400,000 shares of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that each claim owner was a sophisticated investor and was in a position of access to relevant and material information regarding our operations. Each claim owner delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares.

6.

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

7.

In June, 2006, we received $4.87 million from the exercise of all of the outstanding share purchase warrants issued in connection with the September 2005 Private Placements. Each unit of the Private Placements (a” Unit”) consisted of one share of our common stock (a “Share”), one half of one share purchase warrant with each whole warrant (a “Warrant”) entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the private placement at an exercise price equal to $1.25 per Share, and one non- transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a registration statement on Form SB-2 registering the resale of the Units is not declared effective by the SEC on or before the day that is four months and one day after the closing of the private placement. Following receipt of payment for the exercise of the Warrants, on June 16, 2006, we issued 8,506,000 million shares of our common stock to the Warrant holders. All securities issued to U.S. subscribers were issued pursuant to Rule 506 of Regulation D and endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. All securities issued to non-US subscribers were issued pursuant to Regulation S of the Securities Act of 1933. Appropriate legends were affixed to the stock certificate issued to each non-US investor in accordance with Regulation S.

8.

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

9.

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

Plan Of Operation

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production. For the Searchlight Gold Project, the plan of operation is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study.

Clarkdale Slag Project

The properties comprising our Clarkdale Slag Project are discussed in detail under the heading “Description of Property” in this Annual Report.

As of the date of this Annual Report, we have drilled 18 holes (SD1-18) in the slag pile under the supervision of Mountain States R&D International Inc. (“MSRDI”). These holes were drilled as part of a materials study being conducted by MSRDI on our behalf. Sample preparation and analysis was performed under MSRDI’s chain of custody sampling.

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production and financ e. The materials study, expected to be completed in the second quarter of 2007, is expected to show total and “processable” tonnage as well as the grade study completed by independent engineers. In the third quarter of 2007, we hope to complete our pilot testing and site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the processing facility is expected to commence in the first quarter of 2008.

Searchlight Gold Project

The properties comprising the Searchlight Claims and our exploration activities on the Searchlight Claims are discussed in detail under the heading “Description of Property” in this Annual Report.

In early 2007, we received the initial results of the metallurgical and analytical analysis on the chain of custody surface samples and bulk samples (6 tons) samples taken from the project area by Arrakis Inc. Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. The metallurgical testing program which includes independent metallurgical testing, bulk sampling, concentration tests, milling and leaching and extraction tests to optimize recovery of precious metals is expected to be completed in the third quarter of 2007. A drilling and pre-feasibility program, which will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is then anticipated to begin in the fourth quarter of 2007.

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

We have developed an exploration work program for the Searchlight Project. We filed a surety bond in the amount of $27,528 for Phase I and $153,031 for Phase II of our exploration program with the Bureau of

Land Management (“BLM”), and have commenced the two phase exploration program approved in connection with the terms of our reclamation permit, see “Searchlight Project and Reclamation Permit”, below.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

	EXPENSE	COST

Administrative Expenses		$2,000,000

Legal and Accounting Expenses		$600,000

Consulting Services		$1,000,000

Clarkdale Slag Project
•	Materials Study	$50,000
•	Pilot Testing/Site Work	$300,000
•	First Module of Production	$7,000,000
•	Processing Facility (begin)	$15,000,000
		$22,350,000

Searchlight Gold Project
•	Metallurgical Testing Program	$400,000
•	Drilling and Feasibility Program (begin)	$300,000
		$700,000

	TOTAL	$26,650,000

We recorded a net operating loss of $3,724,310 for the year ended December 31, 2006 and have an accumulated deficit of $9,406,774 since inception. As at the date of this Annual Report we had cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended December 31
			Percentage
	2006	2005	Increase /
			(Decrease)
Revenue	$-	$-	n/a
Expenses	(3,724,310)	(1,721,777)	116.3%
Net Loss	$(3,651,666)	$(1,721,777)	112.1%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended December 31
			Percentage
	2006	2005	Increase /
			(Decrease)
Research and development	$-	$-	-
Mining exploration and Materials Evaluation	2,519,932	887,023	184.1%
General and administrative	1,198,069	434,022	176%
Depreciation	6,309	950	564.1%
Total Expenses	$3,724,310	$1,721,777	116.3%

Total operating expenses during fiscal 2006 increased by 116.3% as compared to fiscal 2005 primarily due to the fact that: (i) we had increased mineral exploration expenses in connection with our 2006 drilling and sampling program on the Clarkdale Slag Project and Searchlight Claims; and (ii) our general and administrative expenses increased primarily due to increased professional fees associated with the acquisition of Transylvania International, Inc. and the completion of our equity financings and the preparation of our registration statement on Form SB-2.

Liquidity and Financial Condition

Working Capital
			Percentage
	At December 31, 2006	At December 31, 2005	Increase / (Decrease)
Current Assets	$3,790,483	$705,856	437%
Current Liabilities	1,583,306	1,178,123	34.4%
Working Capital Surplus (Deficit)	$2,207,177	$(472,267)	567.3%

Cash Flows
	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Cash Flows used in Operating Activities	$3,040,467	$(1,477,027)
Cash Flows used in Investing Activities	225,748	(793,219)
Cash Flows from Financing Activities	6,256,376	2,975,807
Effects of Foreign Currency Exchange Rate	(11,769)	-
Net Increase (decrease) in Cash During Period	$2,978,392	$705,561

Summary of Financing Activities

During fiscal 2006 we completed the following financings to fund our proposed exploration program and our continued operations:

  In June, 2006, we received $4.87 million from the exercise of all of the outstanding share purchase warrants issued in connection with the September 2005 Private Placements. Following receipt of payment for the exercise of the Warrants, on June 16, 2006, we issued 8,506,000 million shares of our common stock to the Warrant holders.

  In February, 2006 we issued a total of 1,225,000 shares of our common stock and warrants to purchase an additional 608,000 shares of our common stock exercisable at a price of $0.625 until June 1, 2006 to subscribers of our three private placements completed in September, 2005.

  On January 18, 2006 we closed a private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 million.

  Subsequent to our fiscal year ended December 31, 2006 we raised a total of $21,965,485 through private placements of our securities. See “Recent Sales of Unregistered Securities”, above.

Working Capital. The increase in our working capital surplus from a deficit of $472,267 as at December 31, 2005 as compared to a working capital surplus of $2,207,177 as at December 31, 2006 was primarily due to the increase in cash flows from financing activities of $6,256,376 from private placements of our securities completed during the year ended December 31, 2006 and exercises of warrants during fiscal 2006. See “Recent Sales of Unregistered Securities”, above.

Equity Compensation. On April 7, 2006, we adopted our 2006 Stock Option Plan (the "Plan"). Under the terms of the Plan, options to purchase up to 40,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common Stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the board of Searchlight. During the year ending December 31, 2006 we issued stock options under the Plan to acquire a total of 870,000 shares of our common stock to directors, officers and an employee with exercise prices ranging from $1.70 to $2.06 per share.

Subsequent to the completion of our fiscal 2006, on February 16, 2007 in connection with the amendments to the executive employment agreements, our board of directors also approved the following stock option grants pursuant to our Plan: (i) Ian R. McNeil received 24,800 options; (ii) Carl S. Ager received 24,800 options; and (iii) Melvin Williams received 18,600 options. Each option is exercisable to acquire a share of our common stock at a price of $4.04 (the closing price on February 16, 2007), vesting on the grant date and expiring five years from the grant date.

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project. We recorded a net operating loss of $3,651,666 for the year ended December 31, 2006 and have an accumulated deficit of $9,406,774 since inception. As at the date of this Annual Report we have cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over three to ten years with the exception of leasehold improvements. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

Mineral Property Acquisition and Exploration Costs

Mineral Rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs – Mineral exploration costs are expensed as incurred.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (three to ten years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

RISKS AND UNCERTAINTIES

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $9,406,774. Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

  our ability to locate a profitable mineral property;

  positive results from our feasibility studies on the Searchlight Claims and the Clarkdale Slag Project;

  positive results from the operation of our initial test module on the Clarkdale Slag Project; and

  our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $3,651,666 for the fiscal year ended December 31, 2006 and have an accumulated deficit of $9,406,774 as at December 31, 2006. As at the date of this Annual Report, we had cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

We are currently undertaking drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses mineralized material capable of commercial extraction. Once the results from the drill program are fully analyzed, we intend to undertake the next steps on the project. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant) and building a production facility. Until such time as we have established economic feasibility of the Clarkdale Slag Project through our pre-feasibility studies and the operation of our one unit module of production from the slag pile, there is no assurance that we will proceed to the construction of a proposed processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. At such time that we deem appropriate, a bankable feasibility study will be undertaken. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

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

There are several governmental regulations that materially restrict mineral exploration. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(a)	Water discharge will have to meet drinking water standards;

(b)	Dust generation will have to be minimal or otherwise re-mediated;

(c)	Dumping of material on the surface will have to be re -contoured and re-vegetated with natural vegetation;

(d)	An assessment of all material to be left on the surface will need to be environmentally benign;

(e)	Ground water will have to be monitored for any potential contaminants;

(f)	The socio -economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(g)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

Our common stock is considered to be a “penny stock” since it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying balance sheet of Searchlight Minerals Corp. as of December 31, 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Searchlight Minerals Corp. as of December 31, 2005, were audited by other auditors whose report dated April 10, 2006, expressed an unqualified opinion on those statements. However, there was an additional paragraph raising substantial doubt about the Company’s ability to continue as a going concern if they were unable to raise additional financing.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has used common stock to raise money for operations and property acquisitions. The Company has not attained profitable operations and is dependent upon obtaining financing to pursue their plan of operation. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
April 13, 2007

Kyle L. Tingle CPA, LLC

PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Searchlight Minerals, Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Searchlight Minerals, Corp. (an Exploration Stage Enterprise) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the period January 14, 2000 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals, Corp. (an Exploration Stage Enterprise) as of December 31, 2005 and the results of its operations and cash flows for the year ended December 31, 2005, and the period January 14, 2000 (date of inception) through December 31, 2005, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

April 10, 2006, except for Notes 1, 2, and 3,
which is October 23, 2006
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS

Current assets
Cash	$3,684,248	$705,856
Prepaid expenses	106,235	-

Total current assets	3,790,483	705,856

Property and equipment, net	30,187	15,136
Mineral properties	127,134	127,134
Joint venture option agreement	690,000	690,000
Merger option	200,000	-
Deposits	183,040	180,500

Total non-current assets	1,230,361	1,012,770

Total assets	$5,020,844	$1,718,626

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$888,651	$783,246
Accounts payable - related party	311,863	-
Loan payable - related party	382,792	379,877
Loan payable	-	15,000

Total current liabilities	1,583,306	1,178,123

Total liabilities	1,583,306	1,178,123

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 67,231,000 and 52,150,000 shares,
respectively, issued and outstanding	67,231	52,150
Additional paid-in capital	12,898,687	6,083,298
Common stock subscribed	-	270,000
Accumulated other comprehensive loss	(121,606)	(109,837)
Accumulated deficit during development stage	(9,406,774)	(5,755,108)

Total stockholders' equity	3,437,538	540,503

Total liabilities and stockholders' equity	$5,020,844	$1,718,626

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenue	$-	$-	$-

Operating expenses
Research and development	-	-	1,900,095
Mineral exploration and evaluation expenses	2,519,932	887,023	3,406,955
General and administrative	1,198,069	833,804	3,664,997
Depreciation	6,309	950	242,433
Impairment loss on intangible assets	-	-	173,234
Impairment loss on property and equipment	-	-	86,683

Total operating expenses	3,724,310	1,721,777	9,474,397

Loss from operations	(3,724,310)	(1,721,777)	(9,474,397)

Other income (expense):
Other income	-	-	282,142
Loss on equipment disposition	(4,388)	-	(4,388)
Interest and dividend income	77,032		77,032
Interest expense, net	-	-	(300,000)

Total other income (expense)	72,644	-	54,786

Loss from operations before provision for income taxes	(3,651,666)	(1,721,777)	(9,419,611)

Income tax benefit	-	-	12,837

Net loss	(3,651,666)	(1,721,777)	(9,406,774)

Other Comprehensive Loss
Foreign currency translation adjustment	(11,769)	120,708	(121,606)

Comprehensive Loss	(3,663,435)	(1,601,069)	(9,528,380)

Loss per common share - basic and diluted
Net loss	$(0.06)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	62,057,693	50,777,096

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
Balance, January 14, 2000	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	-	-	(24,999)	1
Effect of foreign currency translation	-	-	-	3,059	-	-	-	3,059
Net loss	-	-	-	-		-	(235,028)	(235,028)
Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	-	-	(5,150)	-
Effect of foreign currency translation	-	-	-	(2,619)	-	-	-	(2,619)
Net loss	-	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)
Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)
Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)
Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	-	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)
Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)
Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	-	-	133,062
Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000
Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-
Issuance of common stock
for 20 mining claims	1,400,000	1,400	38,600	-	-	-	-	40,000
Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	-	-	125,000
Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	-	-	266,720

Common stock subscribed	-	-	-	-	270,000	-	-	270,000

Effect of foreign currency translation	-	-	-	120,708	-	-	-
Net loss							(1,721,777)
Net comprehensive loss	-	-	-	-	-	-	-	(1,601,069)

Balance, December 31, 2005	52,150,000	$52,150	$6,083,298	$(109,837)	$270,000	$-	$(5,755,108)	$540,503

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	-	(270,000)	-	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Effect of foreign currency translation	-	-	-	(11,769)	-	-	-	-

Issuance of common stock
for mining claims recorded	1,400,000	1,400	(1,400)	-	-	-	-	-
at initial transaction

Amortization of stock options issued

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
to employee and officer over
vesting period	-	-	15,708	-	-	-	-	15,708

Net loss December 31, 2006	-	-	-	-	-	-	(3,651,666)	-

Net comprehensive loss	-	-	-	-	-	-	-	(3,663,435)

Balance, December 31, 2006	67,231,000	$67,231	$12,898,687	$(121,606)	$-	$-	$(9,406,774)	$3,437,538

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(Date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2006	December 31, 2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,651,666)	$(1,721,777)	$(9,406,774)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	6,309	950	242,433
Stock based expenses	289,094	399,782	707,822
Impairment loss	-	-	259,917
Gain on settlement	-	-	(228,636)
Loss on disposition of fixed assets	4,388	1,349	5,737
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	(106,235)	-	(106,235)
Other assets	(2,540)	(180,500)	(183,040)
Accounts payable and accrued liabilities	420,183	23,169	1,038,150

Net cash used in operating activities	(3,040,467)	(1,477,027)	(7,359,621)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(777,134)	(777,134)
Cash paid for merger option	(200,000)	-	(200,000)
Cash paid for intangible assets	-	-	(180,068)
Purchase of fixed assets	(25,748)	(16,085)	(314,383)

Net cash used in investing activities	(225,748)	(793,219)	(1,471,585)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	6,271,376	2,690,807	8,962,184
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds/payments on loan payable	(15,000)	15,000	504,035
Proceeds from subscribed stock	-	270,000	270,000

Net cash provided by financing activities	6,256,376	2,975,807	12,616,420

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	(11,769)	-	(100,966)

NET CHANGE IN CASH	2,978,392	705,561	3,684,248

CASH AT BEGINNING OF YEAR	705,856	295	-

CASH AT END OF PERIOD	$3,684,248	$705,856	$3,684,248

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751

Income Taxes Paid	$-	$-	$-

Non-cash financing activities:
Stock options for common stock issued in satisfaction of debt	$-	$300,000	$1,200,000

Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$72,000	$-

Stock issued for compensation
50,000 shares at $2.06	$103,000	$-	$103,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Searchlight Minerals Corp. referred to as the “Company” is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History - The Company were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On February 2, 2004, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. Also in connection with its corporate restructuring, its board of directors approved a change in its name from “Phage Genomics, Inc.” to "Searchlight Minerals Corp.” effective June 23, 2005.

On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploitation of gold and other precious metal deposits. The Company has consequently been considered an exploration stage enterprise.

Going concern - The Company incurred cumulative net losses of approximately $9,406,774 from operations as of December 31, 2006 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents include cash deposits residing in checking, interest bearing checking accounts, money market funds and sweep accounts. Cash equivalents consist of highly liquid short term investments. We consider all highly liquid marketable securities with maturities of less than 91 days at date of purchase to be cash equivalents.

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration costs – Mineral exploration costs are expensed as incurred.

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

Impairment of long-lived assets - We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows. In the case of mineral interests associated with other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, cash flows and fair values are individually evaluated based primarily on recent exploration results.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact our ability to achieve forecasted production schedules from proven and probable reserves. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically. Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, in 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were 27,196,773 and 5,177,057, respectively.

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

Reclassification - Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation with no effect on previously reported net loss.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 159 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in the current year financial statements. It is effective for fiscal years ending after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its financial statements.

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, security ownership of officers and directors. The rules affect disclosure in proxy statements, annual reports and registration statements. These amendments are effective for filings for fiscal years ending on or after December 15, 2006. The effect of these amendments have been incorporated into our financial reporting.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the financial impact of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets: (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September, 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006 and 2005:

	2006	2005

Furniture and fixtures	$15,600	$7,038
Lab equipment	2,804	--
Computers and equipment	17,788	9,048

	36,192	16,086
Less accumulated depreciation	6,005	950

	$30,187	$15,136

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

3.	MINING CLAIMS

As of December 31, 2006, mining claims totaling $127,134 consist of twenty mining claims located in Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in July for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

The mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The total transaction was valued at an agreed upon price of $2,000 per claim for a total of $40,000 plus actual costs incurred by the former owner in maintaining the claims of $87,134.

4.	JOINT VENTURE OPTION AGREEMENT – SEE SUBSEQUENT EVENTS NOTE NO. 15

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (TI) which provided the Company with 100 % ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary Clarkdale Minerals LLC (CML). This acquisition superseded the joint venture discussed below:

On October 24, 2005, the Company completed the acquisition of an option to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“Verde”). NMC is a related party entity whereby the Company’s President and Treasurer have an ownership interest. The JV Agreement will allow the processing and extraction of minerals from a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (“Clarkdale Slag Project”). The acquisition consideration of NMC’s interest in the JV Agreement fulfilled are as follows:

(i)	Payment to NMC of $690,000 for NMC’s investment towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement;

(ii)	Assignment to NMC of a five percent net smelter return royalty payable from the Company’s share of production from the Clarkdale Slag Project;

(iii)	Appointment of nominees of NMC to the Company’s board of directors to constitute a majority of the board;

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

4.	JOINT VENTURE OPTION AGREEMENT (continued)

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

Under the terms of the JV Agreement, the Company intended to form a jointly owned limited liability operating company (“OPCO”) to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract byproducts from the slag for commercial resale. Pursuant to the terms of the JV Agreement, we were subject to the following, payments and conditions:

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

(ii)	After completion of a bankable feasibility study in Phase II, the Company is required to contribute $27,000,000 (“Project Funding Payment”) to OPCO within 90 days of receipt of the study.

(iii)	Verde was not required to contribute any funds for project expenses.

(iv)

In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project to the Company until it receives an amount equal to two times the amount of its total investment in the project.

(vi)

A principal of Verde, was be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment (as further defined in the JV Agreement) and net cash flow of the project before any money is distributed to the Company and Verde.

5.	LOANS PAYABLE

As of December 31, 2006, the Company had fully paid the balance of the loan payable. As of December 31, 2005, a loan payable totaling $15,000 consisted of borrowings from a non-related party. The balance was, unsecured, due on demand and bore no interest rate.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

6.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of December 31, 2006, loans payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. These individuals have not had any involvement in management of the Company since February 2005. The change in the balance from 2005 reflects an adjustment for changes in currency rates. The balances bear no interest, unsecured, and is due on demand.

As of December 31, 2005, loans payable to related parties totaling $379,877 consists of borrowings from the former officer and director of the Company. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

7.	STOCKHOLDER’S EQUITY

During 2006, the Company’s stockholders’ activities consisted of the following:

a)

On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares

b)

On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 7,327,000 shares at $0.625 per share and 1,179,000 shares at $0.25 per share.. Each of the warrants was set to expire between June 2 and June 7, 2006 and all were exercised

c)

On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer. In addition, the Company advanced $33,084 for withholding taxes required to be paid on total compensation of $103,000. The advance was repaid in full in December 31, 2006.

d)

On February 14, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 612,500 shares of common stock with an exercise price of $0.625 expiring between June 2 and June 7, 2006. These are related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the Private Placements completed in September 2005. Pursuant to the Private Placements, subscribers received penalty units consisting of one share and one half of one share purchase warrant. The penalty units were exercisable into 1/10th of the total number of units issued in the private placement if a registrations statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

e)

On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants. Each purchase warrant is exercisable into one share at a price of $0.65 expiring on January 18, 2008. Total gross proceeds for this offering was $1,755,000.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

7.	STOCKHOLDER’S EQUITY (continued)

During 2005, the Company’s stockholders’ activities consisted of the following:

a)

On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

b)

On September 7, 2005 the Company issued 5,400,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006. Total gross proceeds of this offering was $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006.

c)

On September 6, 2005 the Company issued 460,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006. Total gross proceeds of this offering was $115,000.

d)

On September 2, 2005 the Company issued 6,390,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met Within four months after the closing.. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006. Total gross proceeds of this offering was $1,597,500. In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006. On September 6, 2005, the Company issued 460,000 (post stock split) shares of common stock for cash at $0.25 per share.

e)

On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral claims valued at $40,000 plus actual costs incurred by the former owner in maintaining the claims of $87,134.

f)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

g)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

h)	On February 11, 2005, 35,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	OPTION PLAN

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

During the year ended December 31, 2006, the Company issued granted stock options as follows:

a)

On June 14, 2006, the Company granted nonqualified stock options for the purchase of 50,000 shares of common stock at $2.06 per share. The options were granted as a recruitment incentive to an employee and vest 50% on December 14, 2006 and the remaining 50% on June 14, 2007.

b)

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

d)

On June 6, 2006, the Company granted nonqualified stock options for the purchase of 500,000 shares of common stock at $2.40 per share. The options were granted to equally to two officer/directors, are fully vested and expire on June 6, 2011.

e)

On April 7, 2006 the Company granted stock options for the purchase of 120,000 shares of common stock at $1.70 per share. The options were granted equally to two officers, are fully vested and expire on April 7, 2011.

Compensation expense for years ended December 31, 2006 and 2005 related to granting of stock options was $186,094 and $399,782, respectively.

Stock options – During the years ended December 31, 2006 and 2005, the Company granted stock options to employees and directors totaling 870,000 and 3,000,000, respectively, with a weighted average strike price of $2.25 and $ 0.35 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of December 31, 2006 stock options outstanding totaled 3,870,000 with a weighted average strike price of $0.77 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	OPTION PLAN (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006 and 2005:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance December 31, 2004	3,833,000	$1.01
Options cancelled	(3,833,000)	1.01
Options granted and assumed	3,000,000	0.35
Options expired	--	--
Options exercised	--	--

Balance, December 31, 2005	3,000,000	$0.35
Options granted and assumed	870,000	2.25
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, December 31, 2006	3,870,000	$0.77

The Company estimates the fair value of these options granted by using the Binomial Lattice (Cox, Ross, Rubenstein) option pricing-model with the following assumptions used for grants:

In 2006 using specific grant dates; no dividend yield; expected volatility of 85%; risk free interest rates of 4.89% to 5.08%; and expected lives of 5 years for all employee and non- employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2006 for $186,094 as of December 31, 2006

In 2005 using specific grant dates; no dividend yield; expected volatility of 85%; risk free interest rates of 3.65% to 4.39%; and expected lives of 5 years for all non-employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2005 for $399,782 as of December 31, 2005.

The following table summarizes information about options granted during the year ended December 31, 2006:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2006	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
--	Exceeds	$ --	$ -- to $ --	--
870,000	Less Than	$ 2.24	$1.70 to $2.06	$ 0.10

870,000	Less Than	$ 2.24	$1.70 to $2.06	$ 0.10

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	OPTION PLAN (continued)

The following table summarizes information about options granted during the year ended December 31, 2005:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2005	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
--	Exceeds	$ --	$ -- to $ --	--
3,000,000	Less Than	$ 0.35	$0.25 to $0.44	$ 0.16

3,000,000	Less Than	$ 0.35	$0.25 to $0.44	$ 0.16

Stock options/warrants - During the year ended December 31, 2006 the Company granted stock warrants related to common stock issued through a private placement totaling 3,900,000 with a strike price of $0.65 per share and stock warrants totaling 390,000 were issued to underwriters of the private placement with a strike price of $0.65 per share.

The Company also granted warrants related to common stock totaling 612,500 which were granted in accordance with registration provisions of the September 2005 financing with a strike price of $0.625 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the year ending December 31, 2006 the Company issued stock options for 870,000 shares of common stock to directors, officers and an employee with strike price ranging from $1.70 to $2.06 per share.

Stock options/warrants - During the year ended December 31, 2005, the Company granted stock warrants related to common stock issued through a private placement totaling 6,125,000 with a strike price of $0.625 per share. Additionally, stock warrants exercisable into common stock totaling 1,768,500 shares were issued to underwriters of the private placement with an average strike price of $0.375 per share and stock warrants related to the September 2005 financing exercisable into 1,225,000 shares with no consideration, based on registration requirements not being met. The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

8.	OPTION PLAN (continued)

The following table summarizes information about options/warrants granted during the years ended December 31, 2006 and 2005:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance December 31, 2004	--	--
Options/warrants cancelled	--	--
Options/warrants granted and assumed	24,118,500	$0.42
Options/warrants expired	--	--
Options/warrants exercised

Balance, December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(9,731,000)	(0.50)

Balance, December 31, 2006	20,160,000	$0.51

9.	INCOME TAXES

The Company is a Nevada corporation operating in Nevada and is subject to federal income tax. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at December 31,

	2006	2005

Income tax benefit at 34%	$(1,241,566)	$(585,404)
Non-deductible and other	3,199	4,626
Change in valuation allowance	1,238,367	580,778

Provision for income taxes	$--	$--

Significant components of the Company’s net deferred income tax assets and liabilities at December 31 were as follows:

	2006	2005
Net Operating loss carry forward	$1,619,947	$444,852
Option compensation	199,198	135,926
Deferred income tax asset	1,819,145	580,778
Valuation allowance	(1,819,145)	(580,778)
	$--	$--

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

9.	INCOME TAXES (continued)

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2006 and 2005.

As of December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $3,456,162 and $1,308,387, respectively for federal income taxes. The net operating loss carryforwards expiring between 2025 and 2026.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson Nevada. The lease terms expired in November, 2006 and the company continues to rent the existing space under month-to-month terms for $4,000 per month.

Rental expense, resulting from this operating lease agreement, approximated $43,613 for the years ended December 31, 2006.

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

Subsequent to December 31, 2006, on February 16, 2007, the Company increased the salary of Mr. McNeil under this agreement to $190,000 with no material changes to the overall terms of the agreement.

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

Subsequent to December 31, 2006, on February 16, 2007, the Company increased the salary of Mr. Ager under this agreement to $160,000 with no material changes to the overall terms of the agreement.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

10.	COMMITMENTS AND CONTINGENCIES (continued)

Melvin L. Williams. The Company entered into an employment agreement with Melvin L. Williams effective June 14, 2006. Pursuant to the terms of the agreement, Mr. Williams is to be paid an annual salary of $60,000 based on 300-400 hours worked and bonus consisting of 50,000 restricted shares of the Company’s common stock and 100,000 options to purchase additional shares of common stock at a price of $2.06 per share exercisable for a period of five years until June 14, 2011, with the options vesting 50% on the first anniversary of the execution of the agreement, in consideration of which Mr. Williams agreed to act as the Company’s Chief Financial Officer. Mr. Williams is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Williams with thirty days written notice or payment equal to three months of his monthly remuneration.

Subsequent to December 31, 2006, on February 16, 2007, the Company increased the salary of Mr. Williams under this agreement to $130,000, based on an increase in hours worked to 600-800 hours worked and no other material changes to the overall terms of the agreement.

Verde River Iron Company. In consideration of the acquisition of the Clarkdale Slag Project, the Company has agreed to certain additional payments. The terms of and conditions of these payments are discussed in more detail in Note 15.

11.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with one financial institution. Cash accounts at the financial institution are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

12.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2006, the Company purchased services from one major vendor (NMC) that exceeded more than 10% of total purchases and amounted to approximately $495,000. The vendor is considered a related party and is more fully discussed the related party note that follows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

13.	RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities. NMC was reimbursed expenses during 2005. Commencing in 2006, NMC invoiced $300,000 for technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2006, the Company incurred total fees and reimbursement of expenses to NMC of $495,000 and $271,103, respectively at December 31, 2006, the Company had an outstanding balance due to NMC of $311,863.

In February 2005, the Company entered into mineral options agreements to acquired an interest in 20 mineral claims (“Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals, an entity controlled by a shareholder of the Company, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims. The management fee agreement was terminated by mutual agreement of the board and board member in September 2006.

14.	SUBSEQUENT EVENTS – FINANCING (UNAUDITED)

a)

On March 22, 2007 the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement with D&D Securities Company (“D&D") dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of US$4.50 per Share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months and one day after the closing of the March Offering. An aggregate commission and corporate finance fee totalling $525,386 was paid by the company to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of its common stock.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS – FINANCING (UNAUDITED (continued)

b)

On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totalled $381,990 and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

c)

Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the February Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totalled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

d)

On February 15, 2007, the Company approved the issuance of 16,825,000 shares of its common stock to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007. The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding its operations. Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENT–MERGER WITH TRANSYLVANIA INTERNATIONAL, INC. (UNAUDITED)

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (TI) which provided the Company with 100 % ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary Clarkdale Minerals LLC (CML)

This merger was treated as a statutory merger for tax purposes whereby, CML was the surviving merger entity.

The Company also formed a second wholly owned subsidiary Clarkdale Metals Corp., for the purpose of developing a processing plant at the Clarkdale Slag Project.

Closing of the TI acquisition occurred on February 15, 2007 (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

a)	The Company paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

b)	The Company paid $9,900,000 in cash to VRIC on the Closing Date;

c)	The Company issued 16,825,000 shares of its common stock on the Closing Date to the designates of VRIC pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

d)

The Company agreed to pay VRIC $30,000 per month (the “Monthly Payments”) until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by Searchlight (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the Letter Agreement;

e)	The Company agreed to pay VRIC $6,400,000 on the Project Funding Date;

f)

The Company granted VRIC a royalty (the “Royalty”) consisting of 2.5% of the Net Smelter Returns (as defined in the Letter Agreement), on any and all proceeds of production from the Clarkdale Slag Project; and pay to VRIC $500,000 annually (subject to Force Majeure) commencing on the Project Funding Date (the “Advance Royalty”), with no deduction or offset against the Royalty, except that the combined Royalty and Advance Royalty shall not exceed $500,000 in any calendar year; and, the Advance Royalty shall end forever on the first to occur between: (1) the end of the first calendar year in which the Royalty equals or exceeds $500,000; or (2) the date that is ten (10) years after the date the Agreement is executed by the parties; and

g)

The Company agreed to pay VRIC $3,500,000 as a priority distribution of cash flow in accordance with the provisions of the Joint Venture Agreement dated May 20, 2005 between Nanominerals Corp. and VRIC (the ”JV Agreement”).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 16, 2007, we appointed Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation (“Brown Armstrong”) as our new independent registered public accounting firm following the dismissal of our prior independent registered public accounting firm Kyle L. Tingle CPA, LLC (“KLT”), which occurred on February 16, 2007. The decision to change accountants was recommended by our audit committee and approved by our board of directors on February 16, 2007.

KLT performed the audit of our financial statements for the year ended December 31, 2005. During this period and the subsequent interim period through February 16, 2007, there were no disagreements with KLT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to KLT’s satisfaction would have caused KLT to make reference to the subject matter of the disagreements in connection with KLT’s report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

The audit report of KLT for our year ended December 31, 2005 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that we might not be able to operate as a going concern.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages and titles as of April 4, 2007 are as follows:

Name	Age	Position
Ian R. McNeil	35	Director, Chief Executive Officer and President
Carl S. Ager	32	Director, Vice President, Secretary and Treasurer
Melvin L. Williams	46	Chief Financial Officer
Robert D. McDougal	74	Director
Harry B. Crockett	66	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

Ian R. McNeil, Chief Executive Officer, President and Director. Mr. McNeil has been a member of our board of directors since July 25, 2005 and our Chief Executive Officer and President since October 7, 2005. Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Since June of 2003, Mr. McNeil has been president of Nanominerals Corp. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996. During his time at Nanominerals, Mr. McNeil helped define much of the corporate strategy, raised money and ran the day to day operations. The final task that McNeil completed for Nanominerals was the successful negotiation of the Clarkdale Slag Project acquisition. Prior to joining Nanominerals, Mr. McNeil was the director of operations for the eSolutions division of TELUS Corporation (2000-2003) a large telecommunications company based in Canada. While at TELUS Mr. McNeil managed a team of over a 100 people spread over 3 geographical offices.

Carl S. Ager, Vice President, Secretary and Treasurer. Mr. Ager has been a member of our board of directors since July 25, 2005 and our Vice President, Secretary and Treasurer since October 7, 2005. In 1997, Mr. Ager obtained his Bachelor of Applied Sciences – Engineering Geophysics degree from Queen’s University in Kingston, Ontario. Since January, 2003, Mr. Ager has been President of CSA Management Corp, a private Nevada corporation which provides consulting services to mineral exploration companies. Mr. Ager has also served as Vice President of Nanominerals Corp since June 2003. Prior to joining Nanominerals and CSA Management, Mr. Ager’s experience included working as an investment executive for Scotia McLeod, one of Canada’s leading full-service brokerage firms (2000-2002).

Melvin L. Williams, Chief Financial Officer. Mr. Williams has been our Chief Financial Officer since June 14, 2006. Mr. Williams is a certified public accountant with over 18 years' experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada. During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to private and publicly traded companies in the manufacturing, technology, mining, healthcare and service industries, as well as to various non-profit organizations. From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University. Mr. Williams, a member of the American Institute of Certified Public Accountants (AICPA) since 1989, is also a member of the Nevada Society of CPAs (NSCPA) and the Institute of Management Accountants (IMA). He earned a Bachelor of Business Administration degree at the University of Oregon in 1983.

Robert D. McDougal, Director. Mr. McDougal is a member of our board of directors. He is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The major portion of the practice is with mining and mining related clients including public companies, private companies’ partnerships and individuals. He was a Director and Officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time Mr. McDougal spend 20 years in the United States Air Force, retiring with the rank of Major.

Harry B. Crockett, Director. Mr. Crockett is the managing member of Verde River Iron Company, LLC a private Nevada limited liability company which was the prior joint venture partner with Searchlight on our Clarkdale Slag Project and the prior owner of the Clarkdale Slag Project. Mr Crockett serves as a court appointed receiver serving various Superior Courts throughout California having served in this capacity over the last 15 years. Mr Crockett has previously served as an Executive Vice President of American Savings, specializing in troubled debt and troubled assets as well as serving as Chairman of the Make a wish foundation of San Joaquin County, a charitable foundation serving the needs of terminally ill children. Mr. Crockett holds a Bachelor Of Arts degree from Golden Gate University in San Francisco California and a California Real Estate Brokers license. Mr. Crockett also has a pilot license with a single and multi engine land and instrument ratings.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

Ian R. McNeil, our President, Chief Executive Officer and member of our board of directors is the brother in law of Carl S. Ager, our Vice President, Secretary and Treasurer and member of our board of directors.

Committees of the Board Of Directors

Audit Committee

We have an audit committee and audit committee charter. Our audit committee is presently comprised of Robert D. McDougal. A copy of Searchlight’s audit committee charter was filed as an exhibit with to our Current Report on Form 8-K filed with the SEC on September 27, 2006. Our audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Searchlight’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

On September 8, 2006 we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendments to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy adopted by Searchlight is to encourage all employees to disclose any wrongdoing that may adversely impact us, our shareholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.

Audit Committee Financial Expert

Robert McDougal, a member of our audit committee and our board of directors is our “audit committee financial expert” as defined by applicable rules of the SEC.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is presently comprised of Carl S. Ager, Ian R. McNeil and Robert D. McDougal. A copy of the disclosure committee charter was filed as an exhibit to Searchlight’s Form 10-KSB for the year ended December 31, 2003. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Searchlight and the accuracy, completeness and timeliness of its financial reports.

Shareholder Nominations of Directors

Shareholders who wish to submit nominees for consideration by the board for election as a director of the Company may do so by submitting in writing such nominees’ names in compliance with the procedures as described below, to the Company’s Secretary. A shareholder’s nomination must contain:

-	A statement that the writer is a shareholder and is proposing a candidate for consideration by the board of directors;

-	The name of and contact information for the candidate;

-	A statement of the candidate’s business and educational experience;

-	Information regarding each of the factors listed above, sufficient to enable the board of directors to evaluate the candidate;

-	A statement detailing any relationship or understanding between the proposing shareholder and the candidate;

-	A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected; and

-
A statement of the number of shares of the Company’s common stock that the nominating shareholder holds of record or in which shareholder has a beneficial interest and the number of such shares that have been held for more than one year.

The Company does not pay a fee to any third party to identify or evaluate or assist in the identification or evaluation of potential nominees to its board of directors. All directors are expected to attend the annual meeting and their attendance is recorded in the minutes.

Shareholder Communication with the Board of Directors

Shareholders desiring to communicate with our board of directors on matters other than director nominations should submit their communication in writing to the Chairperson of the Board of Directors, c/o Carl S Ager, Secretary, Searchlight Minerals Corp., #120 - 2441 W. Horizon Ridge Pkwy, Henderson, NV, 89052 and identify themselves as a shareholder. The Secretary will forward all such communication to the Chairperson of the Board for a determination as to how to proceed.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Current Report on Form 8-K filed on September 8, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, other than as disclosed below, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with.

			Known Failures
	Number of Late	Transactions Not	to File a
Name and Principal Position	Form 4 Reports	Timely Reported	Required Form

Ian McNeil, President, Chief Executive Officer, and Director	1	2	-

Carl S. Ager Vice President, Secretary, Treasurer and Director	1	2	-

Robert McDougal, Director	2	3	-

K. Ian Matheson, Former Director	7	21	-

Melvin L. Williams, Chief Financial Officer	-	-	-

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended December 31, 2006 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name &	Year	Salary	Bonus	Stock	Option	Non-Equity	Non-	All Other	Total
Principal		($)	($)	Awards	Awards	Incentive	qualified	Compen-	($)
Position					(1)	Plan	Deferred	sation
						Compen-	Compen-	($)
						sation	sation
							Earnings

Ian R. McNeil, Director, President and CEO(2)	2006	108,000	-	-	71,642	-	-	-	179,642
Carl S. Ager, Director, Vice President, Treasurer, and Secretary (3)	2006	80,000	-	-	71,642	-	-	-	151,642
Melvin L. Williams, Chief Financial Officer(4)	2006	32,500	-	103,000	9,163	-	-	-	144,663

Notes:

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.
(2)	Mr. McNeil was appointed as Searchlight’s President and CEO on October 7, 2005. Mr. McNeil entered into an employment agreement on January 1, 2006 for an annual salary of $108,000.
(3)

Mr. Ager was appointed as Searchlight’s Secretary, Treasurer and CFO on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 pursuant to which he receives an annual salary of $80,000. On June 14, 2006, Mr. Ager resigned as CFO and was replaced with Melvin L. Williams.

(4)

Mr. Williams was appointed as Searchlight’s Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2006.

Name and	Number of	Number of	Equity	Option	Option	Number of
Principal Position	Securities	Securities	Incentive Plan	Exercise	Expiration	Shares or Units
	Underlying	Underlying	Awards:	Price	Date	of Stock that
	Unexercised	Unexercised	Number of			Have Not
	Options (#)	Options	Securities			Vested (#)
	Exercisable	(#)	Underlying
		Unexercisable	Unexercised
Unearned
Options
Ian R. McNeil Director, President and CEO	500,000 60,000 250,000	- - -	- - -	$0.44 1.70 2.40	Nov 11, 2010 Apr 7, 2011 Jun 6, 2011	- - -
Carl S. Ager Director, Vice President, Treasurer and Secretary	500,000 60,000 250,000	- - -	- - -	$0.44 1.70 2.40	Nov 11, 2010 Apr 7, 2011 Jun 6, 2011	- - -
Melvin L. Williams Chief Financial Officer	- -	50,000(1) 50,000(2)	- -	$2.05 2.05	Jun 14, 2011 Jun 14, 2011	- -

Notes:

(1)	50,000 options will vest on June 14, 2007.
(2)	50,000 options will vest on June 14, 2008.

Director Compensation

The following table summarizes the compensation paid to Searchlight’s directors for the fiscal year ended December 31, 2006.

Name	Fees	Stock	Option	Non- Equity	Nonqualified	All Other	Total
	Earned or	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	Paid in	($)(1)	($)(1)	Compensation	Compensation	($)
	Cash			($)	Earnings
	($)				($)
Ian R. McNeil	-	-	71,642	-	-	108,000	179,642
Carl S. Ager	-	-	71,642	-	-	80,000	151,642
K. Ian Matheson(2)	-	-	12,242	-	-	28,000	40,242
Robert D. McDougal(3)	9,000	-	12,242	-	-	24,000	45,242

Notes:

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.
(2)

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

(3)	In addition to director fees, Mr. McDougal received $24,000 for additional services relating to the Clarkdale Slag Project acquisition.

COMPENSATION ARRANGEMENTS

We pay out of town independent directors a fee of $1,000 per directors meeting attended. We also periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2006 Stock Option Plan and 2003 Non-Qualified Stock Option Plan permit the grant of incentive stock options to our directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have a verbal agreement with our consulting geologists to provide us with consulting services on request.

EMPLOYMENT CONTRACTS

Other than as described below, we are not party to any employment contracts with our officers and directors.

Ian R. McNeil. We entered into an employment agreement with Ian R. McNeil effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer. Mr. McNeil is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly salary. Effective on February 16, 2007, we entered into an amendment to our employment agreement with Mr. McNeil. Pursuant to the terms of the amended employment agreement, we increased the salary of Mr. McNeil from $108,000 to $190,000 per year.

Carl S. Ager. We entered into an employment agreement with Carl S. Ager effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000 and a bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary. Mr. Ager is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary. Effective on February 16, 2007, we entered into an amendment to our employment agreement with Mr. Ager. Pursuant to the terms of the amended employment agreement, we increased the salary of Mr. Ager from $80,000 to $160,000 per year.

Melvin L. Williams. We entered into an employment agreement with Melvin L. Williams, as amended, effective June 14, 2006. Pursuant to the terms of the employment agreement, as amended, Mr. Williams is to be paid an annual salary of $60,000 based on 300-400 hours worked and a bonus consisting of 50,000 restricted shares of our common stock and 100,000 options to purchase additional shares of our common stock at a price of $2.06 per share, exercisable for a period of five years until June 14, 2011, with the options vesting 50% on the first anniversary of the execution of the Employment Agreement and the remainder on the second anniversary of the execution of the agreement, in consideration of which Mr. Williams agreed to act as our Chief Financial Officer. In the event the employment agreement is terminated without cause an amount equal to three month’s salary is payable to Mr. Williams in a lump sum as full and final payment of all amounts payable under the agreement. Effective on February 16, 2007, we entered into an amendment to our employment agreement with Mr. Williams. Pursuant to the terms of the amended employment agreement, we increased the salary of Mr. Williams from $60,000 to $130,000 per year based on 600-800 hours of work per year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 4, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name And Address	Amount And Nature Of	Percentage Of
Title Of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock(1)

DIRECTORS AND OFFICERS

Common Stock	Ian R. McNeil Chief Executive Officer, President and Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	1,242,394 (3) Direct	1.36%
Common Stock	Carl S. Ager Secretary, Treasurer and Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	1,242,394 (4) Direct	1.36%
Common Stock	Melvin L Williams Chief Financial Officer #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	168,600 (6) Direct	*
Common Stock	Robert D. McDougal Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	779,114 (5) Direct	*
Common Stock	Harry B. Crockett Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	8,917,250 (7) Indirect	9.76%
Common Stock	All Officers and Directors as a Group (5 persons)	12,349,752 Direct and Indirect	13.52%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock	K. Ian Matheson Former Director 2215 Lucerne Circle Henderson, NV 89014	13,923,504(2) Direct and Indirect	15.24%
Common Stock	Harry B. Crockett Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	8,917,250 (7) Indirect	9.76%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	16,000,000 Direct(8)	17.51%
Common Stock	Centrum Bank AG Kirchstrasse 3, Postfach 1168 FL-9490 Vaduz, Liechtenstein	4,884,000 Direct	5.34%
Common Stock	Gerald A. Lembas Unit 290 10040 E. Happy Valley Road Scottsdale, AZ 85255	5,047,500 Direct	5.52%

Notes
*	Less than 1%.
(1)

Applicable percentage of ownership is based on 91,377,827 common shares outstanding as of April 4, 2007, plus any securities held by such security holder exercisable for or convertible into common shares within sixty (60) days after April 4, 2007 in accordance with Rule 13d -3(d)(1) under the Securities Exchange Act of 1934, as amended.

(2)

Includes 3,660,002 shares held directly by K. Ian Matheson, 1,276,002 shares held by Mr. Matheson’s spouse, 87,500 shares held by Pass Minerals Inc., a company controlled by Mr. Matheson, 70,000 shares held by Kiminco Inc., 280,000 shares held by Gold Crown Minerals Inc and a warrant to purchase an additional 8,000,000 shares of Searchlight and incentive stock options to purchase an additional 550,000 shares of Searchlight. Mr. Matheson has voting and investment power over the majority of the shares of Kiminco Inc. and Gold Crown Minerals Inc.

(3)	Consists of 407,594 shares held directly by Ian R. McNeil, options to acquire an additional 834,800 shares of our common stock.
(4)	Consists of 407,594 shares held directly by Carl S. Ager, options to acquire an additional 834,800 shares of our common stock.
(5)	Consists of 229,114 shares held directly by Robert D. McDougal and options to acquire an additional 550,000 shares of our common stock.
(6)	Consists of 50,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.
(7)	Consists of 8,917,250 shares held by the Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004.
(8)

Nanominerals is a private Nevada corporation beneficially owned by Ian R. McNeil, Carl S. Ager and Charles Ager. Ian R. McNeil and Carl S. Ager are each directors and officers of Nanominerals and each holds 17% of the outstanding common stock of Nanominerals. On January 17, 2006, Nanominerals acquired 16,000,000 shares of our common stock for a total purchase price of $4,640.50 from Mr. Matheson.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2006, our board of directors approved the 2006 Stock Option Plan (the “2006 Plan”). Under the terms of the 2006 Plan, options to purchase up to 40,000,000 shares of our common stock may be granted to our officers, directors, employees and permitted consultants of our company. The 2006 Plan provides that exercise price be not less than 85% of the Fair Market Value of the common stock on the date of the grant.

In 2003, our board of directors approved the 2003 Non-qualified stock option plan (the "2003 Plan"). Under the terms of the 2003 Plan, options to purchase up to 50,000,000 shares of our common stock may be granted to our employees, officers, directors, and eligible consultants of our company. The 2003 Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. We filed a registration statement on Form S-8 under the Securities Act of 1933, on June 30, 2003, to register the 50,000,000 shares of our common stock reserved for issuance under the 2003 Plan on March 30, 2004.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2006

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans approved by security holders	Nil	N/A	N/A

Equity Compensation Plans not approved by security holders	3,870,000	$0.77	39,130,000
Total	3,870,000	$0.77	39,130,000

2006 Stock Option Plan

On April 7, 2006, we established our 2006 Stock Option Plan (the “2006 Plan”). The purpose of the 2006 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to our directors, officers, employees and eligible consultants and any entity that directly or indirectly is in control of or is controlled by the Company (a “Related Company”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service or a Related Company.

The 2006 Plan is administered by our Board of Directors or by a committee of two or more non-employee directors appointed by our Board of Directors (the "Plan Administrator"). Subject to the provisions of the 2006 Plan, the Plan Administrator has full and final authority to grant the awards of stock options and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. Options granted under the 2006 Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, (the "Code"), nonqualified stock options or restricted shares.

All of our employees and members of our Board of Directors are eligible to be granted options. Individuals who have rendered or are expected to render advisory or consulting services to us are also eligible to receive options. The maximum number of shares of our Common Stock with respect to which options or rights may be granted under the 2006 Plan to any participant is 10,000,000 shares with the number of authorized shares under the 2006 Plan increasing on the first day of each quarter beginning with the fiscal quarter commencing April 1, 2006 by the lesser of the following amounts: (1) 15% of the total increase in the number of shares of Common Stock outstanding during the previous fiscal quarter; or (2) a lesser number of shares of Common Stock as may be determined by the Board, subject to certain adjustments to prevent dilution.

The exact terms of the option granted are contained in an option agreement between us and the person to whom such option is granted. Eligible employees are not required to pay anything to receive options. The exercise price for incentive stock options must be no less than 75% of the fair market value of the Common Stock on the date of grant. The exercise price for nonqualified stock options is determined by the Plan Administrator in its sole and complete discretion. An option holder may exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant and upon certain change of control events.

The Plan Administrator may amend the 2006 Plan at any time and in any manner, subject to the following: (1) no recipient of any award may, without his or her consent, be deprived thereof or of any of his or her rights thereunder or with respect thereto as a result of such amendment or termination; and (2) any outstanding incentive stock option that is modified, extended, renewed, or otherwise altered must be treated in accordance with Section 424(h) of the Code.

The 2006 Plan terminates on April 7, 2016 unless sooner terminated by action of our Board of Directors. All awards granted under the 2006 Plan expire ten years from the date of grant, or such shorter period as is determined by the Plan Administrator. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our Common Stock not purchased thereunder may again be available for issuance under the 2006 Plan.

We have not yet filed a registration statement under the Securities Act of 1933 to register the shares of our Common Stock reserved for issuance under the 2006 Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

As of December 31, 2006, loans payable totalling $382,792 consists of borrowings from former officers and directors of Searchlight. The balance bears no interest, is unsecured, and is due on demand.

We entered into a Letter Agreement, as amended February 15, 2007, dated November 22, 2006 among Searchlight, VRIC, Harry B. Crockett and Gerald Lembas. One of our directors, Mr. Crockett, is the sole manager of VRIC and holds 70% of the membership of VRIC. In connection with the acquisition of TI, Mr. Crockett indirectly received 8,917,250 shares of our common stock. The shares issuance is discussed in detail under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Also, the Letter Agreement requires Searchlight to make certain payments and royalties to VRIC. The payments are discussed in detail under the heading “Description of Property.”

We entered into an employment agreement with Ian R. McNeil dated January 1, 2006, as amended February 16, 2007. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $190,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer. The employment agreement with Mr. McNeil is discussed in detail under the heading “Executive Compensation.”

We entered into an employment agreement with Carl S. Ager dated January 1, 2006, as amended February 16, 2007. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $160,000 and a bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary. The employment agreement with Mr. Ager is discussed in detail under the heading “Executive Compensation.”

We entered into an employment agreement with Melvin L. Williams dated June 14, 2006, as amended February 16, 2007. Pursuant to the terms of the employment agreement, as amended, Mr. Williams is to be paid an annual salary of $130,000 based on 600-800 hours worked. The employment agreement with Mr. Williams is discussed in detail under the heading “Executive Compensation.”

On June 30, 2006, we approved the issuance of 1,400,000 shares (adjusted in accordance with the 2:1 split) of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. Among the claim owners receiving the 1,400,000 shares was Debra Matheson, the spouse of K. Ian Matheson received 35,000 shares, Pass Minerals Inc., a company controlled by Mr. Matheson received 52,500 shares, Kiminco Inc., a company controlled by Mr. Matheson received 35,000 shares, and Gold Crown Minerals Inc., a company controlled by Mr. Matheson received 140,000 shares. Geotech Mining Inc. and Geosearch Inc. each received 70,000 shares, and are controlled by Charles Ager and Carol Ager, respectively, who are the parents of Carl Ager.

Nanominerals Corp. (“NMC”) is a private Nevada corporation principally engaged in the business of mineral exploration and development. NMC presently holds 17.9% of our issued and outstanding shares of common stock. Two of our directors Carl S. Ager and Ian R. McNeil, are officers and stockholders of NMC. Messrs. Ager and McNeil each hold 1,000,000 shares of the issued and outstanding common stock of NMC, representing an aggregate of 35% of the outstanding common stock of NMC. Pursuant to the terms of the Assignment Agreement, in consideration of the assignment of NMC’s rights in the Clarkdale Slag Project to us, we agreed, among other things to pay NMC $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement and issue to NMC or its designates, 6,000,000 warrants to purchase shares of our common stock exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.75 per share. We issued to NMC a warrant (the “Warrants”) to purchase 10,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to Section 4(2) of the Securities Act of 1933. The Warrants are restricted securities as defined in the Securities Act. The Warrants were subsequently transferred by NMC. The issuance was made to NMC whose principals are sophisticated investors, and, through its relationship with us, NMC was in a position of access to relevant and material information regarding our operations. Carl S. Ager and Ian R. McNeil by virtue of their positions in us and NMC may be considered our promoters.

During 2005 and 2006, we utilized the services of NMC to provide technical assistance and financing related activities. NMC was reimbursed expenses during 2005. Commencing in 2006, NMC invoiced $300,000 for technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Gold Project. In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses. For the year ended December 31, 2006, we incurred total fees and reimbursement of expenses to NMC of $495,000 and $271,103, respectively at December 31, 2006, we had an outstanding balance due to NMC of $311,863.

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

We agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims. The management fee agreement was terminated by mutual agreement of the board and Mr. Matheson in September 2006.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. The board of directors has determined that Robert McDougal is the sole independent director serving on our board of directors. During the fiscal year ended December 31, 2006, Mr. McDougal served on our Audit committee and disclosure committee.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Certificate of Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation(3)
3.5	Certificate of Amendment to Articles of Incorporation(12)
3.6	Certificate of Change to Authorized Capital (13)
3.7	Amended Bylaws dated August 9, 2005. (12)
4.1	Specimen Stock Certificate. (1)
4.2	Form of US Warrant Certificate dated February 23, 2007(26)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007(26)
4.4	Form of non-US Warrant Certificate dated February 23, 2007(26)
4.5	Form of non-US Broker’s Warrant Certificate dated February 23, 2007(26)
4.6	Form of Warrant Certificate dated March 21, 2007(27)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007(27)
10.2	2002 Nonqualified Stock Option Plan. (4)
10.3	2003 Nonqualified Stock Option Plan. (5)
10.4	Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005. (8)
10.5	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005. (8)
10.6	Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005. (8)
10.7	Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005. (8)
10.8

Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005. (8)

10.9	Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005. (8)
10.10

Letter Agreement between Phage Genomics, Inc ., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005. (8)

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005. (8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG. (10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

Exhibit
Number	Description of Exhibits
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16

Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson. (10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18

Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson. (10)

10.19	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (11)
10.21	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005. (15)
10.22	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005. (14)
10.23	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005. (15)
10.24	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005. (16)
10.25	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006(17)
10.26	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006(17)
10.27	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006(18)
10.28	2006 Stock Option Plan. (19)
10.29	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (20)
10.30	Office Suite Lease Agreement b etween Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006. (9)
10.31	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005. (9)
10.32

Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (9)

10.33	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)
10.34	Notice of Exercise Option. (23)
10.35	Amendment No. 1 to Letter Agreement dated February 15, 2007. (24)
10.36	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (24)

Exhibit
Number	Description of Exhibits
10.37	Special Warranty Deed dated February 15, 2007. (24)
10.38	Bill of Sale dated February 15, 2007. (24)
10.39	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005. (24)
10.40	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC. (24)
10.41	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007. (24)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)
10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager. (25)
10.44	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(25)
10.45	Non-exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (26)
10.46	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp. (26)
10.47	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp. (26)
10.48	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp. (27)
14.1	Code of Ethics.(21)
21.1	List of Subsidiaries.
23.1	Consent of Kyle L. Tingle, CPA, LLC.
23.2	Consent of Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
99.1	Audited Financial Statements of Transylvania International, Inc. for the years ended December 31, 2006 and December 31, 2005.(24)
99.2	Audit Committee Charter. (21)
99.3	Disclosure Committee Charter. (6)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.

(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10 -QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 and December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees	$7,800	$5,850
Audit Related Fees	6,750	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,550	$5,850

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year. Before we engage an independent public accountant to render audit or non-audit services, the engagement is approved by our audit committee or the engagement to render services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The pre-approval policy adopted by our audit committee on September 8, 2006 to permit pre-approval of non-audit services is attached as specified in the charter of the audit committee, which was filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on September 27, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer)
Date: April 16, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 16, 2007

By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2007

By:	/s/ Carl S. Ager
CARL S. AGER
Vice President, Secretary, Treasurer
and Director
Date: April 16, 2007

By:	/s/ Harry B. Crockett
HARRY B. CROCKETT
Director
Date: April 16, 2007

By:	/s/ Robert D. McDougal
ROBERT D. McDOUGAL
Director
Date: April 16, 2007