Form 10QSB
period 2007-03-31
Searchlight Minerals Corp.
filed 2007-05-17
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to ________

COMMISSION FILE NUMBER 000-30995

SEARCHLIGHT MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0232244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#120 - 2441 West Horizon Ridge Parkway
Henderson, NV 89052
(Address of principal executive offices)

(702) 939-5247
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 1, 2007, the Issuer had 91,377,187 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006

ASSETS

Current assets
Cash	$13,688,258	$3,684,248
Prepaid expenses	106,249	106,235

Total current assets	13,794,507	3,790,483

Property and equipment, net	342,894	30,187
Mineral properties	127,134	127,134
Slag project	111,469,191	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Deposits	183,040	183,040
Joint venture option agreement	-	690,000
Merger option	-	200,000

Total non-current assets	121,338,409	1,230,361

Total assets	$135,132,916	$5,020,844

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$919,452	$888,651
Accounts payable - related party	152,638	311,863
Loan payable - related party	382,792	382,792
VRIC monthly payable, current portion	335,001	-
Due to VRIC	6,400,000	-

Total current liabilities	8,189,883	1,583,306

Long-term liabilities
VRIC monthly payable, net of current portion	3,252,403	-
Deferred tax liability Clarkdale slag project	33,151,312	-

Total long-term liabilities	36,403,715	-

Total liabilities	44,593,598	1,583,306

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 91,377,827 and 67,231,000 shares,
respectively, issued and outstanding	91,378	67,231
Additional paid-in capital	100,656,349	12,898,687
Accumulated other comprehensive loss	(121,606)	(121,606)
Accumulated deficit during development stage	(10,086,803)	(9,406,774)

Total stockholders' equity	90,539,318	3,437,538

Total liabilities and stockholders' equity	$135,132,916	$5,020,844

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2007	March 31, 2006	March 31, 2007

Revenue - rents	$7,620	$-	$7,620

Operating expenses
Research and development	-	-	1,900,095
Mineral exploration and evaluation expenses	385,308	402,494	3,792,263
General and administrative	333,450	212,932	3,998,447
Depreciation	2,789	793	245,222
Impairment loss on intangible assets	-	-	173,234
Impairment loss on property and equipment	-	-	86,683

Total operating expenses	721,547	616,219	10,195,944

Loss from operations	(713,927)	(616,219)	(10,188,324)

Other income (expense):
Other income	-	-	282,142
Loss on equipment disposition	-	-	(4,388)
Interest and dividend income	33,898	-	110,930
Interest expense, net	-	-	(300,000)

Total other income (expense)	33,898	-	88,684

Loss from operations before provision for income taxes	(680,029)	(616,219)	(10,099,640)

Income tax benefit	-	-	12,837

Net loss	(680,029)	(616,219)	(10,086,803)

Other Comprehensive Loss
Foreign currency translation adjustment	-	(11,769)	(121,606)

Comprehensive Loss	(680,029)	(627,988)	(10,208,409)

Loss per common share - basic and diluted
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	77,717,438	55,882,500

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
Balance, January 14, 2000	- $	-	$-	$-	$-	$-	$-	$-
Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	-	-	(24,999)	1
Effect of foreign currency translation	-	-	-	3,059	-	-	-	3,059
Net loss	-	-	-	-		-	(235,028)	(235,028)
Balance, December 31, 2000	50,000,000	50,000	(25,000)	3,059	-	-	(260,027)	(231,968)
Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	-	-	(5,150)	-
Effect of foreign currency translation	-	-	-	(2,619)	-	-	-	(2,619)
Net loss	-	-	-	-	-	-	(765,179)	(765,179)
Balance, December 31, 2001	60,300,000	60,300	(30,150)	440	-	-	(1,030,356)	(999,766)
Capital contribution	-	-	1,037,126	-	-	-	-	1,037,126
Beneficial conversion feature
associated with debt	-	-	300,000	-	-	-	-	300,000
Effect of foreign currency translation	-	-	-	(70,248)	-	-	-	(70,248)
Net loss	-	-	-	-	-	-	(1,179,396)	(1,179,396)
Balance, December 31, 2002	60,300,000	60,300	1,306,976	(69,808)	-	-	(2,209,752)	(912,284)
Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	-	-	1,200,000
Deferred compensation	-	-	12,583	-	-	(12,583)	-	-
Amortization of deferred
compensation	-	-	-	-	-	10,387	-	10,387
Effect of foreign currency translation	-	-	-	(50,755)	-	-	-	(50,755)
Net loss	-	-	-	-	-	-	(1,233,117)	(1,233,117)
Balance, December 31, 2003	108,300,000	108,300	2,471,559	(120,563)	-	(2,196)	(3,442,869)	(985,769)
Amortization of deferred
compensation	-	-	-	-	-	2,196	-	2,196
Effect of foreign currency translation	-	-	-	(109,982)	-	-	-
Net loss							(590,462)
Net comprehensive loss	-	-	-	-	-	-		(700,444)
Balance, December 31, 2004	108,300,000	108,300	2,471,559	(230,545)	-	-	(4,033,331)	(1,684,017)
Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	-	-	133,062
Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	-	-	300,000
Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-	-	-
Issuance of common stock
for 20 mining claims	1,400,000	1,400	38,600	-	-	-	-	40,000
Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	-	-	125,000
Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	-	-	1,375,460

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	-	-	266,720

Common stock subscribed	-	-	-	-	270,000	-	-	270,000

Effect of foreign currency translation	-	-	-	120,708	-	-	-
Net loss	-	-	-	-	-	-	(1,721,777)	-
Net comprehensive loss	-	-	-	-	-	-	-	(1,601,069)

Balance, December 31, 2005	52,150,000	$52,150	$6,083,298	$(109,837)	$270,000	$-	$(5,755,108)	$540,503

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	-	(270,000)	-	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	-	-	1,309

Effect of foreign currency translation	-	-	-	(11,769)	-	-	-	-

Issuance of common stock
for mining claims recorded	1,400,000	1,400	(1,400)	-	-	-	-	-
at initial transaction

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	-	-	15,708

Net loss December 31, 2006	-	-	-	-	-	-	(3,651,666)	-

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				Accumulated			Accumulated
				Other	Common		Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Deferred	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Compensation	Stage	Equity
Net comprehensive loss	-	-	-	-	-	-	-	(3,663,435)

Balance, December 31, 2006	67,231,000	$67,231	$12,898,687	$(121,606)	$-	$-	$(9,406,774)	$3,437,538

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	-	-	66,879,375

Issuance of stock options for
75,700 shares of common stock
to three officers and employee	-	-	124,058	-	-	-	-	124,058

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	-	-	6,067,584

Amortization of stock options issued
to employee and officer over
vesting period	-	-	5,235	-	-	-	-	5,235

Net loss March 31, 2007	-	-	-	-	-	-	(680,029)	-

Net comprehensive loss	-	-	-	-	-	-	-	(680,029)

Balance, March 31, 2007	91,377,827	$91,378	$100,656,349	$(121,606)	$-	$-	$(10,086,803)	$90,539,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(680,029)	$(616,219)	$(10,086,803)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	2,789	793	245,222
Stock based expenses	129,293	-	837,115
Impairment loss	-	-	259,917
Gain on settlement	-	-	(228,636)
Loss on disposition of fixed assets	-	-	5,737
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	-	-	(106,235)
Other assets	(13)	(1,998)	(183,053)
Accounts payable and accrued liabilities	(242,713)	56,011	795,437

Net cash used in operating activities	(790,673)	(561,413)	(8,150,294)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(777,134)
Cash paid for merger option	-	-	(200,000)
Cash paid for intangible assets	-	-	(180,068)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(82,158)	-	(82,158)
Purchase of fixed assets	(5,746)	-	(320,129)

Net cash used in investing activities	(9,987,904)	-	(11,459,489)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,453,817	1,397,250	30,416,001
Stock issuance costs	(611,230)	-	(611,230)
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds/payments on loan payable	-	(15,000)	504,035
Cash paid on deferred purchase liability	(60,000)	-	(60,000)
Proceeds from subscribed stock	-	-	270,000

Net cash provided by financing activities	20,782,587	1,382,250	33,399,007

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	-	(100,966)

NET CHANGE IN CASH	10,004,010	820,837	13,688,258

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	13,688,258	$1,526,693	13,688,258

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

				Period from
				January 14, 2000
				(Date of inception)
	For the three months ended			through
	March 31, 2007		March 31, 2006	March 31, 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SUPPLEMENTAL INFORMATION
Interest Paid	$-	$	- $	50,751
Income Taxes Paid	$-	$	- $	-
Non-cash investing and financing activities:
Assets acquired for common stock issued for the acquisition	$66,879,375	$	- $	66,879,375
Assets acquired for liabilities incurred in the acquisition	$43,328,821	$	- $	43,328,821
Merger option payment applied to the acquisition	$200,000	$	- $	200,000
Reclassify joint venture option agreement to slag project	$690,000	$	- $	690,000
Financing costs in accounts payable	$66,341	$	- $	66,341
Acquisition costs in accounts payable	$2,834	$	- $	2,834
Stock options for common stock issued in satisfaction of debt	$-	$	- $	1,200,000
Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$	- $	72,000
Stock issued for compensation
50,000 shares at $2.06	$-	$	- $	103,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Searchlight Minerals Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On February 2, 2004, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. Also in connection with its corporate restructuring, its board of directors approved a change in its name from “Phage Genomics, Inc.” to "Searchlight Minerals Corp.” effective June 23, 2005.

On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploitation of gold and other precious metal deposits. The Company has consequently been considered an exploration stage enterprise.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of approximately $10,099,640 from operations as of March 31, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (CML) and Clarkdale Metals, Corp. (CMC). Significant intercompany accounts and transactions have been eliminated.

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

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Derivative financial instruments - In connection with the sale of debt or equity instruments, the Company may sell warrants to purchase common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability.

The identification of, and accounting for, derivative financial instruments is extremely complex. Derivative financial instruments are initially measured at their fair value. The Company’s derivative liabilities are re-valued at each reporting date, with changes in the estimated fair value reported as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative liabilities, the Company determines the fair value of these instruments using the binomial option pricing model. That

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

model requires assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of its common stock price over the life of the warrant based upon certain historical measurements. The identification of, and accounting for, derivative financial instruments and the assumptions used to value them can significantly affect the Company’s financial statements.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument could be required within 12 months of the balance sheet date. The Company does not have any warrants that would be classified as derivative liabilities as of the balance sheet date.

Revenue recognition - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures during the period have been charged to operations.

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2007 and December 31, 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 22,996,168 and 27,196,773, respectively.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

2.	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Furniture and fixtures	$15,600	$15,600
Lab equipment	2,804	2,804
Computers and equipment	17,788	17,788
Income property	309,750	--
Construction in progress	5,746	--

	351,688	36,192
Less accumulated depreciation	8,794	6,005

	$342,894	$30,187

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MERGER WITH TRANSYLVANIA INTERNATIONAL, INC.

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (TI) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary CML. This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”).

This merger was treated as a statutory merger for tax purposes whereby, CML was the surviving merger entity.

The Company also formed a second wholly owned subsidiary CMC, for the purpose of developing a processing plant at the Clarkdale Slag Project.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	MERGER WITH TRANSYLVANIA INTERNATIONAL, INC. (continued)

Total consideration paid was approximately $120.3 million for the TI acquisition. The following table reflects the components of purchase consideration:

Purchase price:
Cash payments	$10,100,000
Common stock issued	66,879,375
Monthly payments, current portion	395,001
Monthly payments, net of current portion	3,252,403
Due to VRIC	6,400,000
Acquisition costs	127,000
Deferred income tax liability - Clarkdale slag project	33,151,312

Total purchase price	$120,305,091

In accordance with SFAS 141, Business Combinations, the purchase price of $120.3 million has been allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price was allocated to the real property assets based on fair market values determined using an independent real estate appraisal firm. The purchase price allocated to the Clarkdale slag project was determined based on the overall consideration given. The following table reflects allocation of the purchase consideration.

Preliminary allocation of purchase price:
Clarkdale slag project	$110,779,191
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$120,305,091

The Clarkdale slag project valuation also includes $690,000 previously capitalized.

For the three months ended March 31, 2006, TI operations were limited to minor rental activity revenue of approximately $10,000 and rental expenses and property holding costs of approximately $8,000 for net pre tax income of approximately $2,000. Based on the limited activity, pro-forma results for the comparative quarter in 2006 are not presented in these interim financial statements.

4.	MINING CLAIMS

As of March 31, 2007, mining claims totaling $127,134 consist of twenty mining claims located in Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in July for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINING CLAIMS (continued)

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

5.	LOANS PAYABLE

The balance was, unsecured, due on demand and bore no interest rate. As of December 31, 2006, the Company had fully paid the balance of loan payable.

6.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of March 31, 2007 and December 31, 2006, loans payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. These individuals have not had any involvement in management of the Company since February 2005. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

7.	STOCKHOLDER’S EQUITY

During the three months ended March 31, 2007, the Company’s stockholders’ activities consisted of the following:

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDER’S EQUITY (continued)

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

c)

Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totalled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

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

Warrants associated with the 2007 equity issuances do not constitute a registration payment arrangement.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDER’S EQUITY (continued)

During 2006, the Company’s stockholders’ activities consisted of the following:

a)

On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)

On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 7,327,000 shares at $0.625 per share and 1,179,000 shares at $0.25 per share. Each of the warrants was set to expire between June 2 and June 7, 2006 and all were exercised.

c)

On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer. In addition, the Company advanced $33,084 for withholding taxes required to be paid on total compensation of $103,000. The advance was repaid in full in December 31, 2006.

d)

On February 9, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 612,500 shares of common stock with an exercise price of $0.625 expiring between June 2 and June 7, 2006. These are related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the Private Placements completed in September 2005. Pursuant to the Private Placements, subscribers received penalty units consisting of one share and one half of one share purchase warrant. The penalty units were exercisable into 1/10th of the total number of units issued in the private placement if a registrations statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

b)

On September 7, 2005 the Company issued 5,400,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months and one day after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006. Total gross proceeds of this offering was $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006.

c)

On September 6, 2005 the Company issued 460,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months and one day after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006. Total gross proceeds of this offering was $115,000.

d)

On September 2, 2005 the Company issued 6,390,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met Within four months and one day after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006. Total gross proceeds of this offering was $1,597,500. In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN

Subsequent to March 31, 2007, effective April 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) and determined to cease granting any further options under the Company’s 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of common stock of the Company may be granted to eligible Participants. The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors. On May 8, 2007, the Board of Directors determined to cease granting any further options under the Company’s 2003 Nonqualified Stock Option Plan and reduced the number of shares of the Company’s common stock available for issuance under the 2007 Plan to a maximum of 4,000,000.

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

During the three months ended March 31, 2007, the Company granted stock options as follows:

a)

On February 16, 2007, the Company granted nonqualified stock options for the purchase of 75,700 shares of common stock at $4.04 per share. The options were granted to three officers and employee, are fully vested and expire on February 16, 2012.

During the year ended December 31, 2006, the Company granted stock options as follows:

a)

On June 14, 2006, the Company granted nonqualified stock options for the purchase of 50,000 shares of common stock at $2.06 per share. The options were granted as a recruitment incentive to an employee, vested 50% on December 14, 2006 and the remaining 50% vest on June 14, 2007. These options expire on June 14, 2008.

b)

On June 14, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.06 per share. The options were granted as a recruitment incentive to the Chief Financial Officer, vest 50% on June 14, 2007 and the remaining 50% vest on June 14, 2008. These options expire on June 14, 2011.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

e)

On April 7, 2006 the Company granted stock options for the purchase of 120,000 shares of common stock at $1.70 per share. The options were granted equally to two officers, are fully vested and expire on April 7, 2011.

Compensation expense for the three months ended March 31, 2007 and for the year ended December 31, 2006 related to granting of stock options was $129,294 and $186,094, respectively.

Stock options – During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company granted stock options to employees and directors totaling 75,700 and 870,000, respectively, with a weighted average strike price of $4.04 and $2.25 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of March 31, 2007 stock options outstanding totaled 3,945,700 with a weighted average strike price of $0.83 per share.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance December 31, 2005	3,000,000	$0.35
Options granted and assumed	870,000	2.25
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	75,700	4.04
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, March 31, 2007	3,945,700	$0.83

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

For the three months ended March 31, 2007 using specific grant dates; no dividend yield; expected volatility of 76.6%; risk free interest rate of 4.68%; and expected lives of 5 years for all employee and non- employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $129,293 as of March 31, 2007. Based on recent historical stock activity the equal probability option pricing model was applied.

In 2006 using specific grant dates; no dividend yield; expected volatility of 85%; risk free interest rates of 4.89% to 5.08%; and expected lives of 5 years for all employee and non- employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2006 for $186,094 as of December 31, 2006. Based on stock activity in 2006, the Cox, Ross, Rubenstein option pricing model was applied.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes information about options granted during the three months ended March 31, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2007	On Grant Date	Price	Price	Value
75,700	Equals	$ 4.04	$4.04 to $4.04	$ 0.41
--	Exceeds	$ --	$ -- to $ --	$ --
--	Less Than	$ --	$ -- to $ --	$ --

75,700	Equals	$ 4.04	$4.04 to $4.04	$ 0.41

The following table summarizes information about options granted during the year ended December 31, 2006:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2006	On Grant Date	Price	Price	Value
--	Equals	$ --	$ -- to $ --	$ --
--	Exceeds	$ --	$ -- to $ --	$ --
870,000	Less than	$ 2.24	$1.70 to $2.40	$ 0.10

870,000	Less than	$ 2.24	$1.70 to $2.40	$ 0.10

Stock options/warrants – During the three months ended March 31, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 3,660,913 with a strike price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the three months ended March 31, 2007 the Company issued stock options for 75,700 shares of common stock to three officers and an employee with strike price of $4.04 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

During the year ending December 31, 2006 the Company issued stock options for 870,000 shares of common stock to directors, officers and an employee with strike price ranging from $1.70 to $2.40 per share.

The following table summarizes information about options/warrants granted during the three months ended March 31, 2007 and the year ended December 31, 2006:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(9,731,000)	(0.50)

Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	3,914,958	$4.49
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, March 31, 2007	24,074,958	$1.16

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CML has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – Lease

CML has a month-to month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial Building – Lease

CML rents commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are month-to-month. Rent under these agreements totaled $1,260 per month.

Land Lease – Wastewater Effluent

CML entered into a lease on August 25, 2004 with the Town of Clarkdale, AZ (Clarkdale). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy five percent (75%) of the potable water rate.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	PROPERTY RENTAL AGREEMENTS AND LEASES (continued)

The term of the lease is 5 years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of twenty five (25) years measured from the date of the lease, the Company has a continuing right to purchase Class B, and if available, Class A at then market rates.

10.	INCOME TAXES

The Company is a Nevada corporation operating in Nevada and is subject to federal income tax. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006

Income tax benefit at 34%	$(231,210)	$(1,241,566)
Non-deductible and other	1,335	3,199
Change in valuation allowance	229,875	1,238,367

Provision for income taxes	$--	$--

Significant components of the Company’s net deferred income tax assets at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Net Operating loss carry forward	$1,805,862	$1,619,947
Option compensation	243,158	199,198
Deferred income tax asset	2,049,020	1,819,145
Valuation allowance	(2,049,020)	(1,819,145)
	$--	$--

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2007 and December 31, 2006.

Significant components of the Company’s net deferred income tax liabilities at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Clarkdale slag project	$33,151,312	$--
Deferred income tax liability	$33,151,312	$--

Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at combined statutory federal and state rate of 38.5% with the corresponding increase in the purchase price allocation of the assets acquired.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES (continued)

As of March 31, 2007 and December 31, 2006, the Company had net operating loss carryforwards of approximately $546,810 and $3,456,162, respectively for federal income taxes. The net operating loss carryforwards expiring between 2027 and 2026.

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson Nevada. The lease terms expired in November, 2006 and the company continues to rent the existing space under month- to-month terms for $4,000 per month.

Rental expense, resulting from this operating lease agreement, approximated $12,151 for the three months ended March 31, 2007.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES (continued)

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

In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional payments. The terms of and conditions of these payments are discussed in more detail in Note 3.

12.	CONCENTRATION OF CREDIT RISK

Financial instruments that potential subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with one financial institution. Cash accounts at the financial institution are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

13.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2007, the Company purchased services from two major vendors Dr. Hewlett and NMC that exceeded more than 10% of total purchases and amounted to approximately $110,000 and $90,000, respectively. NMC is considered a related party and is more fully discussed the related party note that follows.

14.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities. NMC was reimbursed expenses during 2006. Commencing in 2006, NMC invoiced $300,000 for technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS (continued)

For the three months ended March 31, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $20,775, respectively at March 31, 2007, the Company had an outstanding balance due to NMC of $152,638.

For the year ended December 31, 2006, the Company incurred total fees and reimbursements of expenses to NMC of $495,000 and $271,103, respectively at December 31, 2006, the Company had an outstanding balance due to NMC of $311,863.

In February 2005, the Company entered into mineral options agreements to acquired an interest in 20 mineral claims (“Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals, an entity controlled by a shareholder of the Company, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims. The management fee agreement was terminated by mutual agreement of the board and board member September 2006.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

Our current plan of operation on the Clarkdale Slag Project during the next twelve months is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production and, subject to positive results from our pre-feasibility studies and the results from our one unit module of production, finance and construct a processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

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

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our fiscal year ended December 31, 2006:

1.

Effective April 30, 2007, our Board of Directors adopted our 2007 Stock Option Plan (the "2007 Plan") and determined to cease granting any further options under the Company’s 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of common stock of the Company may be granted to eligible Participants. The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors. The effective date of the 2007 Plan is April 30, 2007. On May 8, 2007, the

Board of Directors determined to cease granting any further options under the Company’s 2003 Nonqualified Stock Option Plan and reduced the number of shares of the Company’s common stock available for issuance under the 2007 Plan to a maximum of 4,000,000.

2.

On April 30, 2007, our Board of Directors amended and restated the Company’s bylaws (the “Amended Bylaws’). The amendment to the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in the Company’s prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and to amend the structure of the Company’s board of directors to provide for staggered terms to assure continuity and stability in the Company’s board of directors. The changes to the Company’s prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including reduction of quorum requirements and amendments to actions by majority stockholder consent; (ii) amending certain provisions respecting corporate governance and committees, and directors’ meetings; (iii) adopting a classified Board of Directors with staggered three year terms; (iv) expanding certain provisions with respect to officers and their duties; (v) changing certain provisions with respect to share certificates; and (vi) adding certain dividend provisions.

3.

On March 22, 2007, we closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, we entered into an Agency Agreement with D&D Securities Company (“D&D") dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, we sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering we agreed to use our best efforts to file with the SEC a registration statement on Form SB-2 registering the offered securities within four months and one day after the closing of the March Offering. An aggregate commission and corporate finance fee totaling $525,386 was paid by us to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of our common stock at a price of US$4.50 per share, exercisable for a period of two years from the closing date.

4.

On February 23, 2007, we closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, we agreed to use our best efforts to file with the SEC a registration statement on Form SB-2 registering the offered securities within four months and one day after the closing of the US Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totaled $381,990 and the agents also received warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

5.

Also on February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for

20 consecutive trading days. Pursuant to the terms of the February Offering, we agreed to use our best efforts to file with the SEC a registration statement on Form SB-2 registering the offered securities within four months and one day after the closing of the February Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

6.

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

7.

On February 16, 2007, Ian Matheson resigned as a member of our board of directors and the board appointed Harry B. Crockett to fill the vacancy created by Mr. Matheson’s resignation. There was no disagreement between Mr. Matheson and Searchlight regarding any matter relating to its operations, policies or practices. Harry B. Crockett is the managing member of Verde River Iron Company, LLC a private Nevada limited liability company which was the prior owner of the slag pile underlying the Clarkdale Slag Project. Mr. Crockett serves as a court appointed receiver serving various Superior Courts throughout California having served in this capacity over the last 15 years. Mr. Crockett has previously served as an Executive Vice President of American Savings, specializing in troubled debt and troubled assets as well as serving as Chairman of the Make A Wish Foundation of San Joaquin County, a charitable foundation serving the needs of terminally ill children. Mr. Crockett holds a Bachelor of Arts degree from Golden Gate University in San Francisco California and a California Real Estate Brokers license. Mr. Crockett also has a pilot license with a single and multi engine land and instrument ratings.

8.

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

9.

On February 15, 2007, we entered into an agreement and plan of merger with Clarkdale Minerals LLC, Verde River Iron Company, LLC and Transylvania International, Inc. (“TI”), pursuant to which TI merged with and into our wholly owned subsidiary, Clarkdale Minerals LLC, with Clarkdale Minerals LLC as the sole surviving corporation. The acquisition of TI was completed in accordance with the terms and conditions of the Letter Agreement dated November 22, 2006, as amended February 15, 2007 among Searchlight, Verde River Iron Company, LLC, Harry B. Crockett and Gerald Lembas. Pursuant to our acquisition of TI we now own the property underlying a slag pile located in Clarkdale, Arizona from which we seek to recover base and precious metals through the reprocessing of slag material, subject to payment of certain royalties.

10.

On January 10, 2007, we incorporated two wholly owned subsidiaries: Clarkdale Metals Corp, a Nevada corporation and Clarkdale Minerals LLC, a Nevada limited liability corporation. Clarkdale Minerals LLC was formed for the purpose of completing the merger with Transylvania International,

Inc. pursuant to our Agreement and Plan of Merger with Transylvania International, Inc. dated February 15, 2007.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 30, 2007 and changes in our financial condition from our year ended December 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Clarkdale Slag Project

As of the date of this Quarterly Report, we have drilled 18 holes (SD1-18) in the slag pile under the supervision of Mountain States R&D International Inc. (“MSRDI”). These holes were drilled as part of a materials study being conducted by MSRDI on our behalf. Sample preparation and analysis was performed under MSRDI’s chain of custody sampling.

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first “unit” (module) of production and finance. The materials study, expected to be completed in the second quarter of 2007, is expected to show total and “processable” tonnage as well as the grade study completed by independent engineers. In the third quarter of 2007, we hope to complete our pilot testing and site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the processing facility is expected to commence in the first quarter of 2008.

Searchlight Gold Project

In early 2007, we received the initial results of the metallurgical and analytical analysis on the chain of custody surface samples and bulk samples (6 tons) samples taken from the project area by Arrakis Inc. Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. The metallurgical testing program which includes independent metallurgical testing, bulk sampling, concentration tests, milling and leaching and extraction tests to optimize recovery of precious metals is expected to be completed in the third quarter of 2007. A drilling and pre-feasibility program, which is expected to include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is then anticipated to begin in the fourth quarter of 2007.

The table below provides an overview of the results from metallurgical tests received from Arrakis during the quarter ended March 31, 2007:

Chain of Custody Results Summary

COC Tests(1)	Feed Grade	Extracted Grade	Leach Method(1)
	Gold (opt)* (1)(2)	Gold (opt)* (1)(2)
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach

COC Tests(1)	Feed Grade Gold (opt)* (1)(2)	Extracted Grade Gold (opt)* (1)(2)	Leach Method(1)
BL3 – 9,000 lbs head 1,674 lbs cons Autoclave Tests TP2-12 – 200 grams TP8 – 200 grams TP9 (TP8 tails) Total	0.90 0.34 – 0.39 0.37	0.21 0.03 – 0.26 0.16 0.14 0.30	72 hr Leach 1.5 hr Autoclave 1.5 hr Autoclave 1.5 hr Autoclave 3.0 hr Autoclave

Notes

*	opt (ounces per ton)
(1)

Gold analysis was performed by Arrakis, Inc. under chain-of-custody parameters. Analysis of all head ore samples was done by 3 acid digestion in a Milestone Ethos Plus microwave sample digester and analyzed by a Perkin Elmer 5100 graphite furnace atomic adsorption (GFAA) system with Zeeman background correction. Pregnant solutions from all bench and bulk tests were analyzed for Au using calibration blanks and standards corrected with matching sample matrix to the specific solution being read.

(2)	Feed Grade is the initial gold content in the sample. Extracted Grade is the amount of gold leached into solution.

Results of the chain of custody surface samples are provided below:

Surface Sample I.D.	Feed Grade Au (opt)*
SS5 SS6 SS7 SS8	0.39 0.48 0.55 0.69

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

Bulk Test I.D.	Feed Grade Au (opt)*	Extracted Grade Au (opt)*
BL 1 BL 2 BL 3	0.58 0.58 0.90	0.25 0.22 0.21

* opt (ounces per ton)

Arrakis has begun work on examining pressure leaching via autoclave to enhance both the kinetics and extraction efficiency of gold from solution. A series of 11 autoclave tests were conducted using 200-gram samples in a Parr 1 liter pressure reactor. Solution analysis was completed by Arrakis, Inc. The results of such tests are summarized in the following table:

Autoclave Test I.D.*	Feed Grade Au (opt)**	Extracted Grade Au (opt)**
TP2 TP3 TP4 TP5 TP6 TP7	0.37 0.39 0.38 0.37 0.34 0.37	0.07 0.08 0.03 0.15 0.19 0.03

Autoclave Test I.D.*	Feed Grade Au (opt)**	Extracted Grade Au (opt)**
TP8 TP9 TP10 TP11 TP12	0.37 0.37 0.37 0.37 0.37	0.16 0.14 0.23 0.26 0.15
Notes:
*	All samples approximated 200 grams in 1 liter of solution. Leach time for all samples approximated 90 min and the sample for TP7 was dead roasted prior to leaching.
**	opt (ounces per ton)

The current work plan for the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals. Once these results are obtained, we intend to embark on an 18 hole drilling program and perform a pre-feasibility study.

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

We recorded a net operating loss of $680,029 for the three months ended March 31, 2007 and have an accumulated deficit of $10,086,803 since inception. As at March 31, 2007 we had cash of $13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended March 31,
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$7,620	$-	100%
Expenses	(721,547)	(616,219)	17.1%
Interest and Dividend Income	33,898	-	100%
Net Loss	$(680,029)	$(616,219)	10.3%

Revenue

During the quarter ended March 31, 2007 we received revenues of $7,620 of from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania International, Inc. (“TI”) during the quarter. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) lease of a commercial building space to two tenants at a rate of $1,260 per month. The lease arrangements are on a month to month basis with no formal agreements. We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

Our expenses for the three months ended March 31, 2007 and March 31, 2006 are outlined in the table below:

	Three Months Ended March 31,
			Percentage
	2007	2006	Increase / (Decrease)
Mineral exploration and evaluation	$385,308	$402,494	4.3%
General and administrative	333,450	212,932	56.6%
Depreciation	2,789	793	251.8%
Total Expenses	$721,547	$616,219	17.1%

Operating expenses for the three months ended March 31, 2007 increased by 17.1% as compared to the comparative period in 2006 primarily as a result of: (i) increased mineral exploration expenses in connection with our 2006 drilling and sampling program on the Clarkdale Slag Project and Searchlight Claims; and (ii) increased professional and administrative fees associated with the acquisition of Transylvania International, Inc., the completion of our equity financings and the preparation of our Registration Statement on Form SB-2.

Liquidity and Financial Condition

Working Capital

			Percentage
	At March 31, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$13,794,507	$3,790,483	263.9%
Current Liabilities	(8,189,883)	(1,583,306)	417.3%
Working Capital (Deficit)	$5,604,624	$2,207,177	153.9%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash Flows used in Operating Activities	$790,673	$561,413
Cash Flows used in Investing Activities	$9,987,904	$-
Cash Flows provided by Financing Activities	$20,782,587	$1,382,250
Net Increase in Cash During Period	$10,004,010	$820,837

Summary of Financing Activities

During the first quarter of 2007, we completed the following financings to fund our proposed exploration program, our acquisition of Transylvania International, Inc. and our continued operations:

-

On March 22, 2007, we closed a private placement offering and issued 2,226,161 units for gross proceeds of $6,678,483. The securities sold pursuant to the offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. An aggregate commission and corporate finance fee totalling $525,386 was paid by us to an agent in connection with the offering and the agent also received warrants to purchase 75,175 shares of our common stock.

-

On February 23, 2007, we closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Commissions paid to agents in connection with the US Offering totalled $381,990 and the agents also received warrants to purchase 90,870 shares of our common stock.

-

On February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Commissions paid to agents in connection with the February Offering totalled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock.

During the quarter ended March 31, 2007 we raised a total of $21,965,485 from our equity financings. See “Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds”, below.

Working Capital. The increase in our working capital surplus from $2,207,177 as at December 31, 2006 as compared to a working capital surplus of $5,604,624 as at March 31, 2007 was primarily due to the increase in cash flows from financing activities of $20,782,587 from private placements of our securities completed during the quarter. See “Recent Sales of Unregistered Securities”, below.

Income Tax Liability. Included in long term liabilities in the accompanying consolidated financials statements is a balance of $33,151,312 for deferred tax liability relating to the Clarkdale Slag Project. Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at a combined statutory federal and state rate of 38.5% with the corresponding increase in the purchase price allocation of the assets acquired. As of March 31, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $546,810 and

$3,456,162, respectively for federal income taxes. The net operating loss carryforwards expire between 2027 and 2026.

Equity Compensation. On April 30, 2007, we adopted our 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants. As at March 31, 2007 no options have been granted under the 2007 Plan. During the three months ended March 31, 2007 we issued under our 2006 Stock Option Plan options to acquire 75,700 shares of common stock to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012. Compensation expense for the three months ended March 31, 2007 related to granting of stock options was $129,294.

During the three months ended March 31, 2007 we granted stock purchase warrants related to common stock issued through a private placement totaling 3,660,913 with an exercise price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with an exercise price of $4.50 per share.

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project. We recorded a net operating loss of $713,927 for the three months ended March 31, 2007 and have an accumulated deficit of $10,086,803 since inception. As at March 31, 2007 we had cash of $13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

Obtaining additional financing is subject to a number of factors, including the market prices for our mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from these estimates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over three to thirty nine years with the exception of leasehold improvements. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense). The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

RISKS AND UNCERTAINTIES

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $10,086,803. Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

-        our ability to locate a profitable mineral property;

-        positive results from our feasibility studies on the Searchlight Claims and the Clarkdale Slag Project;

-        positive results from the operation of our initial test module on the Clarkdale Slag Project; and

-        our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $680,029 for the three months ended March 31, 2007 and have an accumulated deficit of $10,086,803 as at March 31, 2007. As at March 31, 2007 we had cash of

$13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. If funding is not available, we may be forced to abandon our operations.

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

We have no mineral reserves. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

-	Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;
-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

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

We may conduct further offerings in the future in which case investors shareholdings will be diluted.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2007, we completed the following unregistered sales of our securities:

1.

On March 22, 2007, we closed a private placement offering of 2,226,161 units for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, we entered into an Agency Agreement with D&D Securities Company (“D&D") dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of US$4.50 per Share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering we agreed to use our best efforts to file with the SEC a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months and one day after the closing of the March Offering. An aggregate commission and corporate finance fee totaling $525,386 was paid by us to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of our common stock.

2.

On February 23, 2007, we closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, we agreed to use our best efforts to file a registration statement on Form SB-2 declared effective by the SEC within four months of the closing date of the US Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totaled $381,990 and the agents also received warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

3.

Also on February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”). Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the February Offering, we agreed to use our best efforts to file a registration statement on Form SB-2 declared effective by the SEC within four months of the closing date of the February Offering. We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)

3.2	Amended and Restated Bylaws.(30)

3.3	Certificate of Amendment to Articles of Incorporation.(2)

3.4	Certificate of Amendment to Articles of Incorporation.(3)

3.5	Certificate of Amendment to Articles of Incorporation.(12)

3.6	Certificate of Change to Authorized Capital.(13)

4.1	Specimen Stock Certificate.(1)

4.2	Form of US Warrant Certificate dated February 23, 2007.(26)

4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007.(26)

4.4	Form of Non-US Warrant Certificate dated February 23, 2007.(26)

4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007.(26)

4.6	Form of Warrant Certificate dated March 21, 2007.(27)

4.7	Form of Broker’s Warrant Certificate dated March 21, 2007.(27)

10.1	2002 Nonqualified Stock Option Plan.(4)

10.2	2003 Nonqualified Stock Option Plan.(5)

10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

Exhibit
Number	Description of Exhibits

10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)

10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005.(8)

10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005.(8)

10.7

Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005.(8)

10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005.(8)

10.9

Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005.(8)

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)

10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)

10.13	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

10.14	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

10.15

Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)

10.16	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)

10.17

Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)

10.18	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)

10.19	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)

10.20	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)

10.21	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)

10.22	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)

10.23	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)

10.24	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006.(17)

Exhibit
Number	Description of Exhibits

10.25	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)

10.26	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006.(18)

10.27	2006 Stock Option Plan.(19)

10.28	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co.(20)

10.29	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006.(9)

10.30	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005.(9)

10.31

Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp.(9)

10.32	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)

10.33	Notice of Exercise Option.(23)

10.34	Amendment No. 1 to Letter Agreement dated February 15, 2007.(24)

10.35	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp.(24)

10.36	Special Warranty Deed dated February 15, 2007.(24)

10.37	Bill of Sale dated February 15, 2007.(24)

10.38	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005.(24)

10.39	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC.(24)

10.40	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007.(24)

10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)

10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager.(25)

10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(25)

10.44	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp.(26)

10.45	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(26)

10.46	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(26)

10.47	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(27)

10.48	2007 Stock Option Plan.(31)

14.1	Code of Ethics.(21)

Exhibit
Number	Description of Exhibits

21.1	List of Subsidiaries.(28)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Transylvania International, Inc. for the years ended December 31, 2006 and December 31, 2005.(24)

99.2	Unaudited Pro Forma Combined Balance Sheet and Statement of Operations giving effect to Searchlight Minerals Corp.’s acquisition of Transylvania International, Inc., effective February 15, 2007 (29)

99.3	Audit Committee Charter.(21)

99.4	Disclosure Committee Charter.(6)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(28)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2007.
(29)	Filed with the SEC as an exhibit to our Amended Current Report on Form 8-K/A filed on April 26, 2007.
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

Date:	May 16, 2007	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	May 16, 2007	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )