Form 10QSB
period 2007-06-30
Searchlight Minerals Corp.
filed 2007-08-16
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[   ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007, the Issuer had 93,177,827 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006

ASSETS

Current assets
Cash	$11,665,903	$3,684,248
Prepaid expenses	216,250	106,235

Total current assets	11,882,153	3,790,483

Property and equipment, net	1,432,486	30,187
Mineral properties	127,134	127,134
Slag project	111,469,191	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Deposits	183,040	183,040
Joint venture option agreement	-	690,000
Merger option	-	200,000

Total non-current assets	122,428,001	1,230,361

Total assets	$134,310,154	$5,020,844

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$871,155	$888,651
Accounts payable - related party	20,053	311,863
Loan payable - related party	382,792	382,792
VRIC payable, current portion	680,000	-
Due to VRIC	6,400,000	-
Capital lease payable, current portion	20,302	-

Total current liabilities	8,374,302	1,583,306

Long-term liabilities
VRIC payable, net of current portion	2,817,404	-
Capital lease payable, net of current portion	75,937
Deferred tax liability Clarkdale slag project	33,151,312	-

Total long-term liabilities	36,044,653	-

Total liabilities	44,418,955	1,583,306

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 92,777,827 and 67,231,000 shares,
respectively, issued and outstanding	92,778	67,231
Additional paid-in capital	100,668,760	12,898,687
Common stock subscribed	195,000	-
Accumulated other comprehensive loss	(121,606)	(121,606)
Accumulated deficit during exploration stage	(10,943,733)	(9,406,774)

Total stockholders' equity	89,891,199	3,437,538

Total liabilities and stockholders' equity	$134,310,154	$5,020,844

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenue - rents	$11,960	$-	$19,580	$-	$19,580

Operating expenses
Research and development	-	-	-	-	1,900,095
Mineral exploration and evaluation expenses	163,676	620,796	458,984	1,022,888	3,370,939
Mineral exploration and evaluation
expenses - related party	90,000	-	180,000	-	675,000
General and administrative	721,558	441,518	1,055,008	654,852	4,720,005
Depreciation	11,453	2,173	14,243	2,966	256,676
Impairment loss on intangible assets	-	-	-	-	173,234
Impairment loss on property and equipment	-	-	-	-	86,683
Interest expense, net	44	-	44	-	300,044

Total operating expenses	986,731	1,064,487	1,708,279	1,680,706	11,482,676

Loss from operations	(974,771)	(1,064,487)	(1,688,699)	(1,680,706)	(11,463,096)

Other income (expense):
Other income	-	-	-	-	282,142
Loss on equipment disposition	-	(4,398)	-	(4,398)	(4,388)
Interest and dividend income	117,842	-	151,740	-	228,772

Total other income (expense)	117,842	(4,398)	151,740	(4,398)	506,526

Loss from operations before provision for income taxes	(856,929)	(1,068,885)	(1,536,959)	(1,685,104)	(10,956,570)

Income tax benefit	-	-	-	-	12,837

Net loss	(856,929)	(1,068,885)	(1,536,959)	(1,685,104)	(10,943,733)

Other Comprehensive Loss
Foreign currency translation adjustment	-	-	-	(11,769)	(121,606)

Comprehensive Loss	(856,929)	(1,068,885)	(1,536,959)	(1,696,873)	(11,065,339)

Loss per common share - basic and diluted
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	91,393,212	58,120,099	84,593,103	57,007,481

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated		Accumulated
				Other	Common	Deficit During	Total
	Common Stock		Additional	Comprehensive	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Subscribed	Stage	Equity

Balance, December 31, 2006	67,231,000	$67,231	$12,898,687	$(121,606)	$-	$(9,406,774)	$3,437,538

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	-	66,879,375

Issuance of stock options for
82,946 shares of common stock
to three officers and employee	-	-	132,634	-	-	-	132,634

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	-	6,067,584

Amortization of stock options issued
to employee and officer over
vesting period	-	-	10,470	-	-	-	10,470

Issuance of common stock
for mining claims recorded	1,400,000	1,400	(1,400)	-	-	-	-
at initial transaction

Common stock subscribed for
exercise of warrants	-	-	-	-	195,000	-	195,000

Net loss June 30, 2007	-	-	-	-	-	(1,536,959)	(1,536,959)

Balance, June 30, 2007	92,777,827	$92,778	$100,668,760	$(121,606)	$195,000	$(10,943,733)	$89,891,199

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,536,959)	$(1,685,104)	$(10,943,733)
Adjustments to reconcile loss from operating
to net cash used in operating activities:
Amortization of debt discount	-	-	300,000
Depreciation	14,243	2,966	256,676
Stock based expenses	143,103	273,386	850,925
Impairment loss	-	-	259,917
Gain on settlement	-	-	(228,636)
Loss on disposition of fixed assets	-	4,398	5,737
Amortization of prepaid expense	9,999	-	9,999
Changes in operating assets and liabilities:
Amounts receivable	-	-	11,005
Other current assets	(120,014)	-	(226,249)
Other assets	-	(31,245)	(183,040)
Accounts payable and accrued liabilities	(328,306)	14,255	709,844

Net cash used in operating activities	(1,817,934)	(1,421,344)	(9,177,555)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(777,134)
Cash paid for merger option	-	-	(200,000)
Cash paid for intangible assets	-	-	(180,068)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Purchase of property and equipment	(971,553)	(20,202)	(1,285,936)

Net cash used in investing activities	(11,001,658)	(20,202)	(12,473,243)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,453,817	6,271,376	30,416,001
Stock issuance costs	(677,570)	-	(677,570)
Proceeds from borrowings from related party	-	-	2,880,201
Proceeds/payments on loan payable	-	(15,000)	504,035
Principal payments on capital lease payable	(20,000)	-	(20,000)
Cash paid on deferred purchase liability	(150,000)	-	(150,000)
Proceeds from subscribed stock	195,000	-	465,000

Net cash provided by financing activities	20,801,247	6,256,376	33,417,667

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH	-	(11,769)	(100,966)

NET CHANGE IN CASH	7,981,655	4,803,061	11,665,903

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$11,665,903	$5,508,917	$11,665,903

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2007	June 30, 2006	June 30, 2007
	-
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SUPPLEMENTAL INFORMATION
Interest Paid	$44	$-	$50,795
Income Taxes Paid	$-	$-	$-
Non-cash investing and financing activities:
Capital equipment purchased through financing	$135,239	$-	$135,239
Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375
Assets acquired for liabilities incurred in the acquisition	$43,325,716	$-	$43,325,716
Merger option payment applied to the acquisition	$200,000	$-	$200,000
Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000
Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000
Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$-	$72,000
Stock issued for compensation
50,000 shares at $2.06	$-	$103,000	$103,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006.

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

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On February 2, 2004, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered an exploration stage enterprise. Also in connection with its corporate restructuring, its board of directors approved a change in its name from “Phage Genomics, Inc.” to "Searchlight Minerals Corp.” effective June 23, 2005.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of approximately $10,943,733 from operations as of June 30, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2007 and December 31, 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,525,499 and 27,196,773, respectively.

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

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share- Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires

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

2.	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31,
		2006

Furniture and fixtures	$28,781	$15,600
Lab equipment	2,804	2,804
Computers and equipment	30,992	17,788
Income property	309,750	--
Construction in progress	925,029	--
Vehicles	38,175	--
Site equipment	117,203

	1,452,734	36,192
Less accumulated depreciation	20,248	6,005

	$1,432,486	$30,187

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

	e)	The Company agreed to pay VRIC $6,400,000 upon obtaining Project Funding;

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

For the six months ended June 30, 2007, TI operations were limited to minor rental activity revenue of approximately $10,000 and rental expenses and property holding costs of approximately $8,000 for net pre tax income of approximately $2,000. Based on the limited activity, pro-forma results for the comparative quarter in 2006 are not presented in these interim financial statements.

4.	MINING CLAIMS

As of June 30, 2007, mining claims totaling $127,134 consist of twenty mining claims located in Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

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

5.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of June 30, 2007 and December 31, 2006, loans payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. These individuals have not had any involvement in management of the Company since February 2005. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under capital lease. Capital lease payable consisted of the following at June 30, and December 31,

		Monthly	Interest
Lender	Collateral	Payment	Rate	Maturity	2007	2006
Caterpillar Financial Services
Services Corporation	Equipment	$2,200	4.45%	Jul-11	$96,239	$--

					96,239	--
Capital lease payable, current portion					(20,302)	--

Capital lease payable, net of current
portion					$75,937	$--

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE (continued)

The following table represents future minimum lease payments on capital lease payable for the six months ending June 30,

2008	$24,202
2009	26,401
2010	26,401
2011	26,401
Thereafter	2,200

Total future minimum lease payments	$105,605
Imputed interest	(9,366)

Present value of future minimum lease payments	$96,239

The following assets acquired under capital lease and related amortization were included in property, plant and equipment at June 30, and December 31,

	2007	2006
Site Equipment	$116,239	--
Accumulated amortization	(5,651)	--
	$110,588	--

7.	STOCKHOLDER’S EQUITY

During the six months ended June 30, 2007, the Company’s stockholders’ activities consisted of the following:

a)

On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

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

c)

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

d)

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

e)

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

Warrants associated with the 2007 equity issuances do not constitute a registration payment arrangement.

8.	OPTION PLAN

On April 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) and determined to cease granting any further options under the Company’s 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of common stock of the Company may be granted to eligible Participants. The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors. On May 8, 2007, the Board of Directors determined to cease granting any further options under the Company’s 2003 Nonqualified Stock Option Plan and reduced the number of shares of the Company’s common stock available for issuance under the 2007 Plan to a maximum of 4,000,000.

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

During the six months ended June 30, 2007, the Company granted stock options as follows:

a)

On June 15, 2007, the Company granted incentive stock options for the purchase of 7,246 shares of common stock at $3.45 per share. The options were granted to an employee, are fully vested and expire on June 15, 2009.

b)

On February 16, 2007, the Company granted nonqualified stock options for the purchase of 75,700 shares of common stock at $4.04 per share. The options were granted to three officers and employee, are fully vested and expire on February 16, 2012.

Compensation expense for the six months ended June 30, 2007 and for the three months ended March 31, 2007 related to granting of stock options was $143,104 and $129,294, respectively.

Stock options – During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company granted stock options to employees and directors totaling 82,946 and 870,000, respectively, with a weighted average strike price of $3.99 and $2.25 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of June 30, 2007 stock options outstanding totaled 3,952,946 with a weighted average strike price of $0.84 per share.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	82,946	3.99
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, June 30, 2007	3,952,946	$0.84

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

For the six months ended June 30, 2007 using specific grant dates; no dividend yield; expected volatility of 76.6%; risk free interest rate of 4.56% to 4.68%; and expected lives of 2 to 5 years for all employee and non- employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $143,104 as of June 30, 2007. Based on recent historical stock activity the equal probability option pricing model was applied.

The following table summarizes information about options granted during the six months ended June 30, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average	Range of	Weighted
Granted	Price of Stock	Exercise	Exercise	Average Fair
During 2007	On Grant Date	Price	Price	Value
82,946	Equals	$ 3.99	$3.45 to $4.04	$ 0.40
--	Exceeds	$ --	$ -- to $ --	$ --
--	Less Than	$ --	$ -- to $ --	$ --

82,946	Equals	$ 3.99	$3.45 to $4.04	$ 0.40

Stock options/warrants – During the six months ended June 30, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 3,660,913 with a strike price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the six months ended June 30, 2007 the Company issued stock options for 82,946 shares of common stock to three officers and two employees with strike price of $3.45 to $4.04 per share.

The following table summarizes information about options/warrants granted during the six months ended June 30, 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	3,922,204	$4.49
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	--	--

Balance, June 30, 2007	24,082,204	$1.16

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

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at June 30, 2007 and December 31, 2006,

	June 30, 2007	December 31,
		2006

Income tax benefit at 34%	$(522,566)	$(1,241,566)
Non-deductible and other	2,128	3,199
Change in valuation allowance	520,438	1,238,367

Provision for income taxes	$--	$--

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES (continued)

Significant components of the Company’s net deferred income tax assets at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31,
		2006

Net Operating loss carry forward	$2,091,730	$1,619,947
Option compensation	247,853	199,198

Deferred income tax asset	2,339,583	1,819,145
Valuation allowance	(2,339,583)	(1,819,145)

	$--	$--

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2007 and December 31, 2006.

Significant components of the Company’s net deferred income tax liabilities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31,
		2006

Clarkdale slag project	$33,151,312	$--

Deferred income tax liability	$33,151,312	$--

Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at combined statutory federal and state rate of 38.5% with the corresponding increase in the purchase price allocation of the assets acquired.

The Company had cumulative net operating losses of approximately $6,152,146 and $4,764,549 as of June 30, 2007 and December 31, 2006, respectively for federal income tax purposes. The net operating loss carryforwards expiring between 2027 and 2025. The Company had no material loss carryforwards for state income tax purposes.

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson Nevada. The lease terms expired in November, 2006 and the company continues to rent the existing space under month- to-month terms for $4,000 per month.

Rental expense, resulting from this operating lease agreement, approximated $20,151 for the six months ended June 30, 2007 and $12,151 for three months ended March 31, 2007.

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

For the six months ended June 30, 2007, the Company purchased services from one major vendor Talson Corporation that exceeded more than 10% of total purchases and amounted to approximately $552,000.

14.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $180,000 and $51,046, respectively at June 30, 2007, the Company had an outstanding balance due to NMC of $20,053.

For the three months ended June 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $30,271, respectively.

15.	SUBSEQUENT EVENT – WARRANT EXERCISE

Subsequent to June 30, 2007, on August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008. Cash proceeds of $195,000 from the exercise of warrants were received prior to June 30, 2007 and were reported as subscribed common stock. Remaining cash proceeds of $65,000 were received in July 2007.

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

Our current plan of operation on the Clarkdale Slag Project during the next twelve months is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first unit (module) of production, and, subject to positive results from our pre-feasibility studies and the results from our one unit module of production, finance and construct a processing facility. The unit module consists of a module intended to process up to 200 tons of slag material per day. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

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

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant corporate developments since the completion of our quarter ended March 31, 2007:

1.

During the quarter ended June 30, 2007, significant progress was made on the Company's Clarkdale Slag Project, including: (i) advancement in the building construction and site remediation program on the Clarkdale project site, (ii) employment of a full-time operations manager, (iii) completion of purchase orders for much of the processing equipment to be used in the first module of production, and (iv) receipt of a report, prepared by Independent Mining Consultants (“IMC”) of Tucson, Arizona, outlining the tonnage and grade estimate of our slag pile in Clarkdale, Arizona. See “Item 2. Plan of Operation-Clarkdale Slag Project”, below.

2.	On May 14, 2007 the Company entered into an agreement with The Talson Corporation (“TC”) for the purpose of providing certain construction and refurbishing services in connection with development of the first unit module for the Clarkdale Slag Project. Pursuant to the terms of the agreement, as amended on June 4, 2007: (i) the Company agreed to pay a sum of $2,118,653 in consideration of the construction and refurbishing services to be provided by TC to the Company, subject to additional amounts to be included in the final contract sum for overhead on the project, and (ii) TC agreed to substantially complete the contract work under the agreement by no later than 180 days from the execution of the initial agreement. The agreement may be terminated by the Company at any time without cause.

3.

Effective April 30, 2007, our Board of Directors adopted our 2007 Stock Option Plan (the "2007 Plan") and determined to cease granting any further options under our 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of our common stock may be granted to eligible Participants. The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non- qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors. The effective date of the 2007 Plan is April 30, 2007.

4.

On April 30, 2007, our Board of Directors amended and restated our bylaws (the “Amended Bylaws’). The amendment to the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in our prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and to amend the structure of our board of directors to provide for staggered terms to assure continuity and stability in our board of directors.

5.

On May 8, 2007, the Board of Directors determined to cease granting any further options under our 2003 Nonqualified Stock Option Plan and reduced the number of shares of the Company’s common stock available for issuance under the 2007 Stock Option Plan to a maximum of 4,000,000.

6.

On June 15, 2007 the Company held its annual meeting of shareholders (the “2007 AGM”). At the 2007 AGM all stockholder proposals were approved by a majority vote of the stockholders, see “Item 4. Submission of matters to a vote of security holders”, below. At a board of directors meeting held immediately following the 2007 AGM the following officers of the Company were reappointed to hold office until their successors have been duly elected and qualified: Ian R. McNeil was reappointed as Chief Executive Officer and President, Carl S. Ager was reappointed as Vice President, Secretary and Treasurer, and Melvin L. Williams was reappointed as Chief Financial Officer. Also on June 15, 2007 the board reappointed Robert D. McDougal as sole member of the Company’s audit and compensation committees and Ian R. McNeil, Carl S. Ager and Robert D. McDougal were reappointed to the Company’s disclosure committee. Subsequently on July 27, 2007 the Company appointed Harry Crockett to serve on the Company’s compensation committee.

7.

On June 29, 2007, we approved the issuance of 1,400,000 shares of our common stock to certain claim owners in connection with the option agreements dated February 8, 2005 among Searchlight and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act of 1933. As of the date of this quarterly report we have issued 4,200,000 of 5,600,000 shares of our common stock required to complete our acquisition of the Searchlight Claims. See “Item 2. Unregistered Sales of Equity Securities And Use of Proceeds”, below.

8.

Effective July 1, 2007, our Board of Directors approved a director compensation policy for our non- employee directors. Under our new compensation policy commencing July 1, 2007 our non- employee directors receive compensation as follows: (i) each non-employee director will be issued annually such number of restricted shares of our common stock as is equal to the sum of $36,000, to be issued on a quarterly basis based on the closing price of our stock on the last day of trading in each fiscal quarter; and (ii) each non-employee director will receive an annual retainer of $36,000 payable in monthly installments. The above restricted stock awards and annual retainer are subject to the non-employee director’s continued service to the Company during the fiscal year.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended June 30, 2007 and changes in our financial condition from our year ended December 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Clarkdale Slag Project

As of the date of this Quarterly Report, we received chain of custody analysis results from eighteen drill holes and a 750-pound bulk sample taken from the slag pile located on our Clarkdale Slag Project under the supervision of Mountain States R&D International Inc. (“MSRDI”). These holes were drilled as part of a materials study being conducted by MSRDI on our behalf. Sample preparation and analysis was performed under MSRDI’s chain of custody sampling.

During the quarter ended June 30, 2007, as part of our materials study, we received a report, prepared by Independent Mining Consultants (“IMC”) of Tucson, Arizona, outlining the tonnage and grade estimate of our slag pile in Clarkdale, Arizona. A summary of the estimates contained in the report is as follows:

Slag Pile	Tons in Millions	Au opt*	Ag opt*	Cu %*	Zn %*	Fe %*
East	19.86	0.50	0.10	0.34	2.47	33.18
West**	0.34	0.39	0.07	0.22	1.70	31.30
Combined	20.20	0.50	0.10	0.34	2.46	33.15

Notes
opt	(ounces per ton)
*	Independent Mining Consultants accepted the certified chain-of-custody data as presented by Mountain States R&D International Inc and did not perform independent verification of this data.
**	Volume of the west slag- was calculated and supplied to Independent Mining Consultants by Dr. Richard Hewlett, an independent mining consultant to the Company.

Independent Mining Consultants was presented with the drill hole and bulk density data as well as the topographic maps showing the present day surface of the slag pile. Independent Mining Consultants has used this information to develop the estimated volume and tonnage of the slag pile. Mountain States R&D International Inc, utilizing ‘Chain-of-Custody’ parameters, certified the grade of the slag pile that was used to determine the volume and tonnage of the slag pile. All tonnage is reported in short tons (2,000 pounds).

Volume and Tonnage Estimate

The slag pile was created when molten slag from the Clarkdale copper smelter was dumped and solidified during the years 1915-1952. As the dumping continued, the pile increased in size to its present dimensions. The slag pile is bisected by an active railroad line that splits the pile into two sections of slag generated from the smelting of copper concentrates from milling operations, located on the east and west sides of the railroad track. The eastern portion of the slag pile is the larger of the two, and its volume and tonnage have been calculated by Independent Mining Consultants. The volume of the west portion of the slag pile has been calculated by Dr. Richard Hewlett, an independent mining consultant retained by Searchlight. The volume estimates are as follows:

Volume Estimate
Slag Pile	(million cubic feet)
East	198.0
West	3.4
Total Volume	201.4

During our drilling program, drill hole samples were collected at 2.5 -foot intervals, weighed and bagged. The average bulk density of the drill hole cuttings was calculated to be 200.6 pounds per cubic foot. This equates to an average tonnage factor of 9.97 cubic feet per ton and therefore, the estimate of the in-place tonnage of the slag pile is as follows:

Slag Pile	Tonnage Estimate
(million tons)
East	19.86
West	0.34
Total Volume	20.20

Other slag has been recently identified on the property and is expected to be further delineated in the future.

Grade Estimate

Mountain States R & D Inc. (“MSRDI”) was retained by Searchlight to collect and analyze samples of the slag pile under ‘Chain-of-Custody’ protocol. The slag grades from the 18-hole sonic drilling program were reported under MSRDI’s certification.

A computer block model of the East Slag pile was developed and the grade of the five metals assayed (gold, silver, copper, zinc and iron) were estimated into the block model from the drill data using an inverse distance squared method. The following data was used to compile the estimated grades from the East and West Slag piles:

Drill Hole	Composite Footage	Gold Au (opt)	Silver Ag (opt)	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)
SD1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first unit (module) of production. The materials study, continuing in the third quarter of 2007, is expected to show total and “processable” tonnage as well as the grade study completed by independent engineers. In the third quarter of 2007, we hope to complete our pilot testing and continue site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the processing facility is expected to commence in the first quarter of 2008.

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

Searchlight Gold Project

In early 2007, we received the initial results of the metallurgical and analytical analysis on the chain of custody surface samples and bulk samples (6 tons) samples taken from the project area by Arrakis Inc. Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study. The metallurgical testing program which includes independent metallurgical testing, bulk sampling, concentration tests, milling and leaching and extraction tests to optimize recovery of precious metals is expected to be completed in the fourth quarter of 2007. A drilling and pre-feasibility program, which is expected to include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is then anticipated to begin in the fourth quarter of 2007.

The table below provides an overview of the results from metallurgical tests received from Arrakis during the six months ended June 30, 2007:

Chain of Custody Results Summary

COC Tests (1)	Feed Grade Gold (opt)* (1)(2)	Extracted Grade Gold (opt)* (1)(2)	Leach Method (1)
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach
BL3 – 9,000 lbs head
1,674 lbs cons	0.90	0.21	72 hr Leach
Autoclave Tests
TP2-12 – 200 grams	0.34 – 0.39	0.03 – 0.26	1.5 hr Autoclave
TP8 – 200 grams	0.37	0.16	1.5 hr Autoclave
TP9 (TP8 tails)		0.14	1.5 hr Autoclave
Total		0.30	3.0 hr Autoclave

Notes
*	opt (ounces per ton)
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

Results of the chain of custody surface samples from metallurgical tests received from Arrakis are as follows:

Surface Sample I.D.	Feed Grade Au (opt)*
SS5	0.39
SS6	0.48
SS7	0.55
SS8	0.69

* opt (ounces per ton)

While the feed grade of the preliminary samples indicated significant gold content, the grade recovered into solution from sample SS8 in a bottle roll leach test approximated 0.19 opt gold. Following this initial sampling, Arrakis tested a variety of bench scale leach methods in order to improve extraction of the gold. The bench testing and optimization of leach conditions improved the extraction efficiency to 72% and outlined a protocol for bulk leach testing. To further the work program, six tons of COC bulk samples were collected from the Searchlight property on September 14, 2005.

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
* opt (ounces per ton)

Arrakis has begun work on examining pressure leaching via autoclave to enhance both the kinetics and extraction efficiency of gold from solution. A series of 11 autoclave tests were conducted using 200-gram samples in a Parr 1 liter pressure reactor. Solution analysis was completed by Arrakis, Inc. The results of such tests are summarized in the following table:

Autoclave Test I.D.*	Feed Grade Au (opt)**	Extracted Grade Au (opt)**
TP2	0.37	0.07
TP3	0.39	0.08
TP4	0.38	0.03
TP5	0.37	0.15
TP6	0.34	0.19
TP7	0.37	0.03
TP8	0.37	0.16
TP9	0.37	0.14
TP10	0.37	0.23
TP11	0.37	0.26
TP12	0.37	0.15
Notes:
*	All samples approximated 200 grams in 1 liter of solution. Leach time for all samples approximated 90 min and the sample for TP7 was dead roasted prior to leaching.
**	opt (ounces per ton)

The current work plan for the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals. Once these results are obtained, we intend to embark on an 18 hole drilling program and perform a pre-feasibility study.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

EXPENSE	COST
Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$600,000
Consulting Services	$1,000,000

EXPENSE	COST

Clarkdale Slag Project
• Materials Study	$50,000
• Pilot Testing/Site Work	$300,000
• First Module of Production	$7,000,000
• Processing Facility (begin)	$15,000,000
$22,350,000

Searchlight Gold Project
• Metallurgical Testing Program	$400,000
• Drilling and Feasibility Program (begin)	$300,000
$700,000
TOTAL	$26,650,000

We recorded a net operating loss of $1,536,959 for the six months ended June 30, 2007 and have an accumulated deficit of $10,943,733 since inception. As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Revenue	$11,960	$-	100%	$19,580	$-	100%

Operating	(986,731)	(1,064,487)	7.3%	(1,708,279)	(1,680,706)	1.6%
Expenses

Interest and	117,842	-	100%	151,740	-	100%
Dividend Income

Net Loss	$(856,929)	$(1,068,885)	(19.8%)	$(1,536,959)	$(1,685,104)	8.8%

Revenue

During the quarter ended June 30, 2007 we received revenues of $11,960 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania International, Inc. (“TI”). The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) lease of a commercial building space to two tenants at a rate of $1,260 per month. The lease arrangements are on a month to month basis with no formal agreements. We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Expenses

Our operating expenses for the quarters ended June 30, 2007 and June 30, 2006 are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Mining exploration and	$253,676	$620,796	(59.1%)	$638,984	$1,022,888	(37.5%)
evaluation
General and administrative	721,602	441,518	63.4%	1,055,052	654,852	61.1%

Depreciation	11,453	2,173	427.1%	14,243	2,966	380.2%

Total Operating Expenses	$986,731	$1,064,487	(7.3)%	$1,708,279	$1,680,706	1.6%

Operating expenses for the six months ended June 30, 2007 increased by 1.6% as compared to the comparative period in 2006 primarily as a result of increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania International, Inc., the completion of our equity financings and the preparation of our Registration Statement on Form SB-2.

During the three and six months ended June 30, 2007 the Company incurred total fees and reimbursement expenses of $90,000 and $180,000, respectively, to Nanominerals Corp. (“NMC”) an affiliate of the Company, for technical consulting services provided by NMC in connection with the Company’s mineral exploration projects. During the six months ended June 30, 2007 the Company also reimbursed NMC $51,046 for expenses relating to use of NMC’s laboratory, instrumentation, milling equipment and research facilities.

Liquidity and Financial Condition

Working Capital
			Percentage
	At June 30, 2007	At December 31, 2006	Increase / (Decrease)
Current Assets	$11,882,153	$3,790,483	213.5%
Current Liabilities	(8,374,302)	(1,583,306)	428.9%
Working Capital	$3,507,851	$2,207,177	58.9%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows used in Operating Activities	$1,817,934	$1,421,344
Cash Flows used in Investing Activities	$11,001,658	$20,202
Cash Flows provided by Financing Activities	$20,801,247	$6,256,376
Net Increase in Cash During Period	$7,981,655	$4,803,061

Property and Equipment. Property and equipment increased by $1,106,792 during the six month period ended June 30, 2007. The increase was primarily due to site improvement and equipment at the Clarkdale Slag Project.

Working Capital. The increase in our working capital surplus from $2,207,177 as at December 31, 2006 as compared to a working capital surplus of $3,507,851 as at June 30, 2007 was primarily due to the increase in cash flows from financing activities of $20,801,247 from private placements of our securities completed during the six months ended June 30, 2007.

Income Tax Liability. Included in long term liabilities in the accompanying consolidated financials statements is a balance of $33,151,312 for deferred tax liability relating to the Clarkdale Slag Project. Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at a combined statutory federal and state rate of 38.5% with the corresponding increase in the purchase price allocation of the assets acquired. As of June 30, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $6,152,146 and $4,764,549, respectively for federal income taxes. The net operating loss carryforwards expire between 2025 and 2027.

Equity Compensation. On April 30, 2007, we adopted our 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants. As at June 30, 2007 7,246 options have been granted under the 2007 with an exercise price of $3.45 per share. The options are fully vested and expire on June 15, 2009. During the six months ended June 30, 2007 we issued under our 2006 Stock Option Plan options to acquire 75,700 shares of common stock to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012. Compensation expense for the six months ended June 30, 2007 related to granting of stock options was $143,103.

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project. We recorded a net operating loss of $1,536,959 for the six months ended June 30, 2007 and have an accumulated deficit of $10,943,733 since inception. As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $1,536,959 for the six months ended June 30, 2007 and have an accumulated deficit of $10,943,733 as at June 30, 2007. As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Our current plan of operation on the Clarkdale Slag Project is to complete our materials study, continue our pilot testing and site work in Clarkdale, construct our first unit (module) of production and finance. In the third quarter of fiscal 2007, we hope to complete our pilot testing and continue site work which will include finalizing the metallurgy and flow sheet, optimizing the processing protocols and begin rehabilitating the operations site. We then anticipate our first module of production, designed to determine the economics of the project and serve as final feasibility of the project, to be completed in the fourth quarter of 2007. If the feasibility of the project proves economic, financing and construction of the processing facility is expected to commence in the first quarter of 2008.

If the results from our pre-feasibility studies on the Clarkdale Slag Project and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. There is no assurance that actual recoveries of base and precious metals or other minerals reprocessed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

If we are unable to achieve projected mineral recoveries from our test mining activities at the Clarkdale Slag Project and Searchlight Gold Project, then our financial condition will be adversely affected.

As we have not established any reserves on either our Clarkdale Slag Project or Searchlight Gold project to date, there is no assurance that actual recoveries of minerals from material mined during test mining activities will equal or exceed our exploration costs on our mineral properties. To date we have completed only a limited amount of drilling and sampling on Clarkdale Slag Project site and the process testing of results has been limited to small pilot plants and bench scale testing. There is no assurance that if the Company moves to production scale from pilot plant scale that the Company’s production results will match pre-feasibility estimates. If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial condition will be adversely affected.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2007, we completed the following unregistered sales of our securities:

1.

On June 29, 2007, we approved the issuance of 1,400,000 shares of our common stock to certain claim owners in connection with the option agreements dated February 8, 2005 among Searchlight and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act. All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held an annual meeting of our stockholders on June 15, 2007 for the purpose of adopting the following proposals:

1.

To elect to our Board of Directors: one Class I director to hold office until the 2010 annual meeting of our stockholders, two Class II directors to hold office until the 2009 annual meeting of our stockholders, and one Class III director to hold office until the 2008 annual meeting of our stockholders, or until the directors’ respective successors are duly elected and qualified;

2.	To ratify the appointment of Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation for the fiscal year ending December 31, 2007; and

3.	To approve our 2007 Stock Option Plan.

At the annual meeting, the above proposals were approved by a majority of our stockholders. The results of the shareholder vote taken on the proposals was as follows:

Proposals	For	Against	Abstain/Withheld	Broker Non- Votes

Class I Director Nominee: Ian R. McNeil	45,850,998	-	209,100	7,300,876

Class II Director Nominee: Harry B. Crockett	45,850,998	-	209,100	7,300,876

Class II Director Nominee: Carl S. Ager	45,850,998	-	209,100	7,300,876

Class III Director Nominee: Robert D. McDougal	46,044,598	-	15,500	7,300,876

Ratification of Brown Armstrong as our Independent Registered	46,054,523	4,500	575	7,300,876
Accounting Firm
Approval of 2007 Stock Option Plan	44,715,612	920,311	383,675	7,300,876

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

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)

10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

Exhibit
Number	Description of Exhibits

10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)

10.13	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

10.14	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

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

10.32	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)

10.33	Notice of Exercise Option.(23)

Exhibit
Number	Description of Exhibits

10.34	Amendment No. 1 to Letter Agreement dated February 15, 2007.(24)

10.35	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp.(24)

10.36	Special Warranty Deed dated February 15, 2007.(24)

10.37	Bill of Sale dated February 15, 2007.(24)

10.38	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005.(24)

10.39	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC.(24)

10.40	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007.(24)

10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)

10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager.(25)

10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(32)

10.44	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp.(26)

10.45	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(26)

10.46	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(26)

10.47	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(27)

10.48	2007 Stock Option Plan.(31)

14.1	Code of Ethics.(21)

21.1	List of Subsidiaries.(28)

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited Financial Statements of Transylvania International, Inc. for the years ended December 31, 2006 and December 31, 2005.(24)

99.2	Unaudited Pro Forma Combined Balance Sheet and Statement of Operations giving effect to Searchlight Minerals Corp.’s acquisition of Transylvania International, Inc., effective February 15, 2007 (29)

99.3	Audit Committee Charter.(21)

Exhibit
Number	Description of Exhibits

99.4	Disclosure Committee Charter.(6)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(28)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2007.
(29)	Filed with the SEC as an exhibit to our Amended Current Report on Form 8-K/A filed on April 26, 2007.
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.
(32)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

Date:	August 15, 2007	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	August 15, 2007	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )