Form 10QSB
period 2007-09-30
Searchlight Minerals Corp.
filed 2007-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from________to ________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007, the Issuer had 93,183,961 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

2

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		December 31, 2006
	September 30, 2007	(restated)

ASSETS

Current assets
Cash	$8,833,969	$3,684,248
Prepaid expenses	305,428	106,235

Total current assets	9,139,397	3,790,483

Property and equipment, net	3,446,379	30,187
Mineral properties	11,624,104	4,793,801
Slag project	115,593,595	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Deposits	183,000	183,040
Joint venture option agreement	-	690,000
Merger option	-	200,000

Total non-current assets	140,063,228	5,897,028

Total assets	$149,202,625	$9,687,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$797,178	$888,651
Accounts payable - related party	43,017	311,863
Loan payable - related party	382,792	382,792
VRIC payable, current portion	590,000	-
Due to VRIC	6,400,000	-
Capital lease payable, current portion	22,729	-

Total current liabilities	8,235,716	1,583,306

Long-term liabilities
VRIC payable, net of current portion	2,817,404	-
Capital lease payable, net of current portion	70,160	-
Deferred tax liability	41,184,686	1,586,667

Total long-term liabilities	44,072,250	1,586,667

Total liabilities	52,307,966	3,169,973

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 93,177,827 and 67,231,000 shares,
respectively, issued and outstanding	93,178	67,231
Additional paid-in capital	108,517,671	15,978,687
Common stock subscribed	43,000	-
Accumulated deficit during exploration stage	(11,759,190)	(9,528,380)

Total stockholders' equity	96,894,659	6,517,538

Total liabilities and stockholders' equity	$149,202,625	$9,687,511

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
				(restated)

Revenue - rents	$8,515	$-	$28,095	$-	$28,095

Operating expenses
Mineral exploration and evaluation expenses	199,961	642,226	810,539	1,665,114	3,722,494
Mineral exploration and evaluation
expenses - related party	90,000	-	270,000	-	765,000
General and administrative	471,209	231,304	1,374,668	897,925	3,297,602
General and administrative - related party	23,017	-	23,017	-	23,017
Depreciation	11,710	1,651	25,952	4,617	33,211
Interest expense, net	1,049	-	1,049	-	1,049

Total operating expenses	796,946	875,181	2,505,225	2,567,656	7,842,373

Loss from operations	(788,431)	(875,181)	(2,477,130)	(2,567,656)	(7,814,278)

Other income (expense):
Loss on equipment disposition	-	-	-	(4,398)	(4,388)
Interest and dividend income	94,580	24,106	246,320	24,106	323,352

Total other income (expense)	94,580	24,106	246,320	19,708	318,964

Loss from continuing operations	(693,851)	(851,075)	(2,230,810)	(2,547,948)	(7,495,314)

Discontinued operations:
Loss from discontinued operations (see Note 15)	-	-	-	-	(4,263,876)

Net loss	(693,851)	(851,075)	(2,230,810)	(2,547,948)	(11,759,190)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Loss from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	93,003,914	66,820,130	87,427,516	60,314,308

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2005	52,150,000	$52,150	$6,083,298	$270,000	$(5,864,945)	$540,503

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock
for mining claims (restated, see Note 15)	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	15,708

See Accompanying Notes to these Consolidated Financial Statements
4

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Net loss December 31, 2006	-	-	-	-	(3,663,435)	(3,663,435)

Balance, December 31, 2006 (restated)	67,231,000	67,231	15,978,687	-	(9,528,380)	6,517,538

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for
82,946 shares of common stock
to three officers and employee	-	-	132,634	-	-	132,634

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued
to employee and officer over
vesting period	-	-	11,781	-	-	11,781

Issuance of common stock
for mining claims (restated, see Note 15)	1,400,000	1,400	4,506,600	-	-	4,508,000

Issuance of common stock
related to exercise of warrants	400,000	400	259,600	-	-	260,000

Common stock subscribed for
exercise of warrants	-	-	-	25,000	-	25,000

Common stock subscribed for
directors' compensation	-	-	-	18,000	-	18,000

Net loss September 30, 2007	-	-	-	-	(2,230,810)	(2,230,810)

Balance, September 30, 2007	93,177,827	$93,178	$108,517,671	$43,000	$(11,759,190)	$96,894,659

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,230,810)	$(2,547,948)	$(11,759,190)
Deduct: Loss from discontinued operations	-	-	(4,263,876)
Loss from continuing operations	(2,230,810)	(2,547,948)	(7,495,314)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	25,946	4,617	33,205
Stock based expenses	162,415	281,240	851,291
Loss on disposition of fixed assets	-	4,398	5,737
Amortization of prepaid expense	26,453	-	26,453
Changes in operating assets and liabilities:
Other current assets	(225,606)	(20,212)	(331,841)
Other assets	-	-	(183,040)
Accounts payable and accrued liabilities	(360,319)	28,369	83,033

Net cash used in operating activities	(2,601,921)	(2,249,536)	(7,010,476)
Net cash used in operating activities from discontinued operations	-	-	(3,052,032)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(777,134)
Cash paid for merger option	-	-	(200,000)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Purchase of property and equipment	(3,016,149)	(25,291)	(3,057,982)

Net cash used in investing activities	(13,046,254)	(25,291)	(14,065,221)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,713,817	6,271,376	30,676,001
Stock issuance costs	(677,570)	-	(677,570)
Proceeds/payments on loan payable	-	(15,000)	-
Principal payments on capital lease payable	(23,351)	-	(23,351)
Cash paid on deferred purchase liability	(240,000)	-	(240,000)
Proceeds from subscribed stock	25,000	-	295,000

Net cash provided by financing activities	20,797,896	6,256,376	30,030,080
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH	5,149,721	3,981,549	8,833,969

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$8,833,969	$4,687,405	$8,833,969
	-

See Accompanying Notes to these Consolidated Financial Statements
5

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Period from
January 14, 2000
(Date of inception)
For the nine months ended		through
September 30, 2007	September 30, 2006	September 30, 2007
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
SUPPLEMENTAL INFORMATION
Interest Paid	$1,049	$-	$51,800
Income Taxes Paid	$-	$-	$-
Non-cash investing and financing activities:
Capital equipment purchased through financing	$116,239	$-	$116,239
Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375
Assets acquired for common stock issued for mineral properties	$4,508,000	$-	$7,588,000
Assets acquired for liabilities incurred in the acquisition	$10,174,404	$-	$10,174,404
Deferred tax liability assumed in the acquisition	$37,275,716	$-	$37,275,716
Deferred tax liability assumed for mineral properties acquired	$2,322,303	$-	$3,908,970
Merger option payment applied to the acquisition	$200,000	$-	$200,000
Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000
Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000
Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$-	$72,000
Stock issued for compensation
50,000 shares at $2.06	$-	$103,000	$103,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 15) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006.

Description of business – Searchlight Minerals Corp. is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Going concern - The Company incurred cumulative net losses of approximately $11,759,190 from operations as of September 30, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value of the mineral rights acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Slag project costs – (See Note 10 and Note 15)

Slag project has been restated for deferred future income tax liability assumed as part of the merger transaction with TI. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration of $87,843,779 and the tax basis of $22,003,979 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price of $37,275,716 which was applied to the slag project asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

Exploration costs – Mineral exploration costs are expensed as incurred.

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

Impairment of long-lived assets - We review and evaluate our long-lived assets for impairment at least annually and also when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The Company considers SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and EITF 04-3, “Mining Assets: Impairment and Business Combinations”. Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

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

Fair value of financial instruments - Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures during the period have been charged to operations.

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2007 and December 31, 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,434,718 and 27,196,773, respectively.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry- forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For acquired properties, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with SFAS 141 and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with SFAS 141 and SFAS 109.

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

Correction of an error related to valuation of mineral properties acquired – (See Note 4) The Company has determined that the method used in prior periods to value the mineral properties acquired was not appropriate. Pursuant to SFAS No. 141, “Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue. Based on the reassessment, the Company determined that the mineral properties have been understated commencing with the quarter ended September 30, 2006. As a result, the Company concluded that the balance sheets at September 30, 2006, at December 31, 2006 and at June 30, 2007 should be restated.

The Searchlight Claims mineral properties have been restated to reflect the revised consideration and the deferred future income tax liability assumed as part of the subsequent contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration to date of $7,715,134 and the tax basis of $127,134 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price which was applied to the mineral properties asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

This restatement to the balance sheet at December 31, 2006 had the impact of increasing, stockholders equity by $3,080,000, deferred income tax liability by $1,586,667 and the mineral asset by $4,666,667.

This restatement to the balance sheet at June 30, 2007 had the impact of increasing, stockholders equity by $4,508,000, deferred income tax liability by $2,322,303 and the mineral asset by $6,830,303.

2.	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Furniture and fixtures	$34,094	$15,600
Lab equipment	2,804	2,804
Computers and equipment	31,268	17,788
Income property	309,750	--
Construction in progress	2,943,039	--
Vehicles	38,175	--
Site equipment	119,203

	3,478,333	36,192
Less accumulated depreciation	31,954	6,005

	$3,446,379	$30,187

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

The following table reflects the components of the acquisition and is subject to further refinement:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Common stock issued	66,879,375
Monthly payments, current portion	395,001
Monthly payments, net of current portion	3,252,403
Due to VRIC	6,400,000
Acquisition costs	127,000

Total purchase price	87,843,779

Deferred income tax liability assumed - slag project	37,275,716

$125,119,495

In accordance with SFAS 141, Business Combinations, the purchase price of $125.1 million has been allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price was allocated to the real property assets based on fair market values determined using an independent real estate appraisal firm with the remainder allocated to the slag project.

The following table reflects allocation of the purchase price:

Allocation of purchase price:
Slag project (including deferred tax liability assumed	$115,593,595
of $37,275,716)
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$125,119,495

For the nine months ended September 30, 2007, TI operations were limited to minor rental activity revenue of approximately $10,000 and rental expenses and property holding costs of approximately $8,000 for net pre tax income of approximately $2,000. Based on the limited activity, pro-forma results for the comparative quarter in 2006 are not presented in these interim financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 15)

As of September 30, 2007, mining claims totaling $11,624,104 consist of twenty mining claims located in Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

The mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Reported	Adjustments	As Restated
Share issuance to obtain mineral properties, July 7, 2005	$127,134	$--	$127,134
Mineral properties balance, December 31, 2005	127,134	--	127,134
Share issuance to obtain mineral properties, July 27, 2006	--	3,080,000	3,080,000
Deferred income tax liability assumed	--	1,586,667	1,586,667
Mineral properties balance, December 31, 2006	127,134	4,666,667	4,793,801
Share issuance to obtain mineral properties, June 29, 2007	--	4,508,000	4,508,000
Deferred income tax liability assumed	--	2,322,303	2,322,303
Total mineral properties balance, September 30, 2007	$127,134	$11,496,970	$11,624,104

5.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of September 30, 2007 and December 31, 2006, loans payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. These individuals have not had any involvement in management of the Company since February 2005. The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under capital lease. Capital lease payable consisted of the following at September 30, and December 31,

		Monthly	Interest
Lender	Collateral	Payment	Rate	Maturity	2007	2006
Caterpillar Financial Services Corporation
	Equipment	$2,200	4.45%	Jul-11	$92,889	$--

					92,889	--
Capital lease payable, current portion					(22,729)	--

Capital lease payable, net of current
portion					$70,160	$--

The following table represents future minimum lease payments on capital lease payable for the nine months ending September 30,

2008	$26,401
2009	26,401
2010	26,401
2011	22,001
Thereafter	--

Total future minimum lease payments	$101,204
Imputed interest	(8,315)

Present value of future minimum lease payments	$92,889

The following assets acquired under capital lease and related amortization were included in property, plant and equipment at September 30, and December 31,

	2007	2006
Site Equipment	$116,239	$--
Accumulated amortization	(11,301)	--
	$104,938	$--

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDER’S EQUITY

During the nine months ended September 30, 2007, the Company’s stockholders’ activities consisted of the following:

a)

On September 30, 2007, the Company awarded 3,157 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at the nearest closing date to quarter end of $2.85 and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of September 30, 2007.

b)

On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25. Transaction is recorded as common stock subscribed as September 30, 2007 pending execution of documents and issuance of shares.

c)

On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

d)

On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

e)

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

f)

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

g)

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

h)

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

On April 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) and determined to cease granting any further options under the Company’s 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of common stock of the Company may be granted to eligible Participants. On May 8, 2007, the Board of Directors determined to cease granting any further options under the Company’s 2003 Nonqualified Stock Option Plan and amended the number of shares of the Company’s common stock available for issuance under the 2007 Plan to a maximum of 4,000,000.

The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors.

During the nine months ended September 30, 2007, the Company granted stock options as follows:

a)

On June 15, 2007, the Company granted incentive stock options under the 2007 Plan for the purchase of 7,246 shares of common stock at $3.45 per share. The options were granted to an employee, are fully vested and expire on June 15, 2009.

b)

On February 16, 2007, the Company granted nonqualified stock options the 2006 Plan for the purchase of 75,700 shares of common stock at $4.04 per share. The options were granted to three officers and employee, are fully vested and expire on February 16, 2012.

Compensation expense for the nine months ended September 30, 2007 and for the three months ended September 30, 2007 related to granting of stock options was $144,415 and $1,312, respectively.

Stock options – During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company granted stock options to employees and directors totaling 82,946 and 870,000, respectively, with a weighted average strike price of $3.99 and $2.25 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of September 30, 2007 stock options outstanding totaled 3,952,946 with a weighted average strike price of $0.84 per share.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	82,946	3.99
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, September 30, 2007	3,952,946	$0.84

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2007	2006

Dividend yield	--	--
Expected volatility	76.6%	85%
Risk-free interest rate	4.56% to 4.68%	4.89% to 5.08%
Expected life (years)	2 to 5	5

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $144,415 as of September 30, 2007. Based on recent historical stock activity the equal probability option pricing model was applied.

The following table summarizes information about options granted during the nine months ended September 30, 2007:

Exercise Price
Equals, Exceeds
	Or	Weighted
Number of Options	Is Less than Mkt.	Average		Range of	Weighted
Granted	Price of Stock	Exercise		Exercise	Average Fair
During 2007	On Grant Date	Price		Price	Value
82,946	Equals	$3.99		$3.45 to $4.04	$0.40
--	Exceeds	$--	$	-- to $ --	$--
--	Less Than	$--	$	-- to $ --	$--

82,946	Equals	$3.99		$3.45 to $4.04	$0.40

Stock options/warrants – During the nine months ended September 30, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 3,660,913 with a strike price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the nine months ended September 30, 2007 the Company issued stock options for 82,946 shares of common stock to three officers and two employees with strike price of $3.45 to $4.04 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2007:

	Number of	Weighted
	Shares	Average
		Exercise Price
Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	3,922,204	$4.49
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(400,000)	$0.65

Balance, September 30, 2007	23,682,204	$1.17

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The provision for income taxes consisted of the following at September 30, 2007 and December 31, 2006,

	September 30,	December 31,
	2007	2006

Income tax benefit at 34%	$(758,475)	$(1,241,566)
Non-deductible and other	3,789	3,199
Change in valuation allowance	754,686	1,238,367

Provision for income taxes	$--	$--

Significant components of the Company’s net deferred income tax assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006

Net Operating loss carry forward	$2,319,412	$1,619,947
Option compensation	254,419	199,198

Deferred income tax asset	2,573,831	1,819,145
Valuation allowance	(2,573,831)	(1,819,145)

	$--	$--

A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2007 and December 31, 2006.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES (continued)

Significant components of the Company’s net deferred income tax liabilities at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
		(restated)

Mineral properties – federal rate of 34%	$3,908,970	$1,586,667
Slag project – federal rate of 34%	34,099,556	--
Slag project – state at statutory rate of 4.599%	3,176,160	--

Deferred income tax liability	$41,184,686	$1,586,667

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with SFAS 141 and SFAS 109, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with SFAS 141 and SFAS 109.

The Company had cumulative net operating losses of approximately $6,821,800 and $4,764,549 as of September 30, 2007 and December 31, 2006, respectively for federal income tax purposes. The net operating loss carryforwards expiring between 2027 and 2025. The Company had no material loss carryforwards for state income tax purposes.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired in November 2006 and the company continues to rent the existing space under month-to- month terms for $4,000 per month. Subsequent to September 30, 2007, on October 1, 2007, rent amount increased to $4,900 per month for additional office space.

Rental expense, resulting from this operating lease agreement, approximated $32,151 for the nine months ended September 30, 2007 and $12,000 for three months ended September 30, 2007.

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

For the nine months ended September 30, 2007, the Company purchased services from one major vendor Talson Corporation that exceeded more than 10% of total purchases and amounted to approximately $1,496,233.

14.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above fees, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $270,000 and $63,926, respectively at September 30, 2007, the Company had an outstanding balance due to NMC of $20,000.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RELATED PARTY TRANSACTIONS (continued)

For the three months ended September 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $12,880, respectively.

During the nine months ended September 30, 2007, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services. The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $21,873 and $1,144, respectively, for the three and nine months ended September 30, 2007, At September 30, 2007, the Company had an outstanding balance due to CMOW of $23,017.

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Mineral properties acquisition costs

Mineral properties have been restated to reflect payments made by issuance of 1,400,000 shares at $3.22 on June 29, 2007 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance. This restatement had the impact of increasing the mineral properties and additional paid-in capital at June 30, 2007 by $4,508,000 and at December 31, 2006 by $3,080,000. Mineral properties also increased by $2,322,303 at June 30, 2007 and by $1,586,667 at December 31, 2006 for deferred income tax liability assumed.

The company initially valued the total transaction at an agreed upon price of $2,000 per claim for a total of $40,000 plus actual costs incurred by the former owner in maintaining the claims of $87,134.

Slag project

Slag project has been restated for deferred future income tax liability assumed as part of the merger transaction with TI. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration of $87,843,779 and the tax basis of $22,003,979 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price of $37,275,716 which was applied to the slag project asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

This restatement had the impact of increasing the deferred income tax liability from $33,151,312 as previously reported at March 31, 2007 to $37,275,716 as restated. The resulting restatement increased deferred income tax liability and the slag project asset by $4,124,404.

Discontinued operations

The consolidated unaudited statement of operation for the period from January 14, 2000 (date of inception) through December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The consolidated unaudited statement of operations for the nine months ended September 30, 2006, has been restated to reclassify foreign currency translation adjustment as general and administrative expense. Foreign currency translation adjustment was related to translation of accounts payable assumed as part of reorganization in 2005. This restatement had the impact of increasing net loss and eliminating other comprehensive loss for the nine months ended September 30, 2006 by $11,769. Related to the same issue, the consolidated balance sheet at December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during explorations stage. The company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments. These restatements had the impact of eliminating accumulated other comprehensive loss and increasing accumulated deficit during exploration stage at December 31, 2006 by $121,606.

The following table summarizes unaudited consolidated balance sheets of the Company as of December 31, 2006, March 31, 2007 and June 30, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -	As Reported	Adjustments		As Restated
December 31, 2006	(audited)	(unaudited)		(unaudited)

Mineral properties	$127,134	$4,666,667	a	$4,793,801
Deferred tax liability	--	1,586,667	a	1,586,667
Additional paid-in capital	12,898,687	3,080,000	a	15,978,687
Accumulated other comprehensive loss	(121,606)	121,606	b	--
Accumulated deficit during exploration stage	(9,406,774)	(121,606)	b	(9,528,380)

Summarizes Consolidated Balance Sheet -	As Reported	Adjustments		As Restated
March 31, 2007	(unaudited)	(unaudited)		(unaudited)

Mineral properties	$127,134	$4,666,667	a	$4,793,801
Slag project	111,469,191	4,124,404	c	115,593,595
Deferred tax liability	33,151,312	5,711,071	a,c	38,862,383
Additional paid-in capital	100,656,349	3,080,000	a	103,736,349
Accumulated other comprehensive loss	(121,606)	121,606	b	--
Accumulated deficit during exploration stage	(10,086,803)	(121,606)	b	(10,208,409)

Summarized Consolidated Balance Sheet -	As Reported	Adjustments		As Restated
June 30, 2007	(unaudited)	(unaudited)		(unaudited)

Mineral properties	$127,134	$11,496,970	a	$11,624,104
Slag project	111,469,191	4,124,404	c	115,593,595
Deferred tax liability	33,151,312	8,033,374	a,c	41,184,686
Additional paid-in capital	100,668,760	7,588,000	a	108,256,760
Accumulated other comprehensive loss	(121,606)	121,606	b	--
Accumulated deficit during exploration stage	(10,943,733)	(121,606)	b	(11,065,339)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes unaudited consolidated statements of operations for the nine months ended September 30, 2006 and for the period from January 14, 2000 (Date of Inception) through December 31, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -	As Reported	Adjustments		As Restated
For the nine months ended September 30, 2006	(unaudited)	(unaudited)		(unaudited)

General and administrative	$886,156	$11,769	d	$897,925
Total operating expenses	2,555,887	11,769	d	2,567,656
Net loss	(2,536,179)	(11,769)	d	(2,547,948)
Foreign currency translation adjustment	(11,769)	11,769	d	--

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)	As Reported	Adjustments		As Restated
Through December 31, 2006	(audited)	(unaudited)		(unaudited)

Research and development	$1,900,095	$(1,900,095)	e	$--
Mineral exploration and evaluation expenses	3,406,955	(495,000)	f	2,911,955
Mineral exploration and evaluation
expenses - related party	--	495,000	f	495,000
General and administrative	3,664,997	(1,742,063)	g	1,922,934
Depreciation	242,433	(235,174)	h	7,259
Impairment loss on intangible assets	173,234	(173,234)	i	--
Impairment loss on property and equipment	86,683	(86,683)	j	--
Total operating expenses	9,474,397	(4,137,249)	k	5,337,148
Loss from operations	(9,474,397)	4,137,249	k	(5,337,148)
Other income	282,142	(282,142)	l	--
Interest expense, net	(300,000)	300,000	m	--
Total other income (expense)	54,786	17,858	l,m	72,644
Loss from operations before provision for income tax	(9,419,611)	4,155,107	n	(5,264,504)
Income tax benefit	12,837	(12,837)	o	--
Net loss	(9,406,774)	4,142,270	p	(5,264,504)
Foreign currency translation adjustment	(121,606)	121,606	b	--
Loss from discontinued operations	--	(4,263,876)	b,p	(4,263,876)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The restatement adjustments are as follows:

Mineral properties – The Company has determined that the method used in prior periods to value the mineral properties acquired was not appropriate.

a.

Restate issuance of 1,400,000 shares to obtain mineral properties on July 27, 2006 at the market value of $2.20 per share and 1,400,000 shares on June 29, 2007 at the market value of $3.22 per share on the dates of issuance. The resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

Slag project

c.

Restate Slag project for deferred future income tax liability assumed as part of the merger transaction with TI. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration of $87,843,779 and the tax basis of $22,003,979 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price of $37,275,716 which was applied to the slag project asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

Discontinued operations – Management has determined that of $11,759,190 accumulated deficit incurred since inception on January 14, 2000 through September 30, 2007, $4,263,876 was incurred for a biotechnology research and development business. Therefore, it is now reported as discontinued operations.

b.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
e.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
g.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
h.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
i.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
j.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
k.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
l.	Reclassify other income earned prior to 2005 as discontinued operations.
m.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
n.	Reclassify losses prior to 2005 as discontinued operations.
o.	Reclassify income tax benefit prior to 2005 as discontinued operations.
p.	Reclassify net losses prior to 2005 as discontinued operations.

Reclassifications

d.	Reclassify foreign currency translation adjustment from the period ended March 31, 2006 as general and administrative expense.
f.	Reclassify related party mineral exploration and evaluation expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

INTRODUCTION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects. Our business is presently focused on our two mineral projects: (i) the Clarkdale Slag Project, located in Clarkdale, Arizona; and (ii) the Searchlight Gold Project, located near Searchlight, Nevada. The Clarkdale Slag Project is a precious and base metal recovery project where we are seeking to reprocess slag material produced from the smelting of copper ores from former mines located around Jerome, Arizona. The Searchlight Gold Project is a 3,200 acre placer gold project.

During the quarter ended September 30, 2007, we continued to make progress on our development of the Clarkdale Slag Project. During the quarter, our building construction and site preparation for the project site continued to advance and we completed the purchase of much of the processing equipment for our first production module for the project. See “Plan of Operation – Clarkdale Slag Project,” below. Also during the quarter ended September 30, 2007, we received metallurgical testing results on chain-of-custody samples collected from the Searchlight Gold Project. A discussion of these results is provided below under “Recent Corporate Developments.”

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since June 30, 2007, the date of our last Quarterly Report:

1.	On July 27, 2007, we appointed Harry Crockett to serve on our compensation committee. As a result of Mr. Crockett’s appointment, our compensation committee now consists of Robert D. McDougal and Mr. Crockett. Mr. Crockett has served on our Board of Directors since February 16, 2007.

2.	On August 20, 2007, we reported the results of additional metallurgical testing conducted by our independent mining consultants, Arrakis, Inc. ("Arrakis"), on chain-of-custody samples collected from the Searchlight Gold Project. We had engaged Arrakis to perform this additional testing following the tests completed by them in early 2007, the results of which were reported by us on January 29, 2007. The test results received in January, 2007 had indicated that autoclave processing would be a reliable and consistent method of extraction. To test other processing/extraction methods, Arrakis obtained additional chain-of-custody samples from the Searchlight Gold Project and conducted tests using various metallurgical methods, including mineral and organic acid leaching combined with appropriate oxidizers, cyanide leaching, and autoclave leaching using chloride based lixiviant. Gravity concentration was also examined to upgrade the feed prior to leaching. Based on the results of these additional tests, Arrakis concluded that autoclave processing, while more capital intensive than the alternative methods tested, produced the most reliable and consistent results on the materials extracted from the Searchlight Gold Project, and was likely the most suitable to commercial sized production scales. Readers are cautioned that we have not yet established any proven or probable mineral reserves on the Searchlight Gold Project, and there are no assurances that we will be able to do so in the future. We are still in the process of conducting our exploration program for the Searchlight Gold Project as well as continuing bench and pilot testing to optimize gold recovery into solution and extraction of the gold from the pregnant solution.

3.	On October 4, 2007, we engaged DCM Structured Finance Limited (“DCMSF”) of London, England, to advise and assist us on various corporate finance matters, including advising and assisting us with respect to seeking and obtaining financing for our Clarkdale Slag Project.

DCMSF is an affiliate of DCM Securities Limited, a company based in London, England, that specializes in providing corporate finance advice. DCMSF’s Metals & Mining Advisory Team consists of professionals who have been involved in the metals and mining sector for decades. Its team of professionals has extensive experience in debt structuring, equity valuation and financial modeling along with a strong technical understanding of the industry. DCMSF has advised and assisted a number of mining companies on arranging and structuring various financing alternatives. DCM Securities Limited is authorized and regulated by the Financial Services Authority.

In consideration for their services, we have agreed to pay DCMSF the following commissions on any financing received by us from a source introduced or referred to us by DCMSF (a “Referred Financing”):

(a)	an advisory success fee equal to one percent (1.0%) of the total principal amount of any Referred Financing; and

(b)	one half of one percent (0.5%) of one stock purchase warrant for each $1.00 of the total principal amount of any Referred Financing. Each one full stock purchase warrant issued to DCMSF under the terms of their engagement will entitle DCMSF to purchase one share of our common stock. The exercise price will be equal to the closing price of our common stock on the date the engagement letter was executed by both DCMSF and the Company. The closing price of our common stock as quoted on the OTC Bulletin Board on October 4, 2007 was $2.87.

We have also agreed to reimburse DCMSF for any properly documented, reasonable costs and expenses incurred by it in connection with performing its duties under the engagement. Unless otherwise agreed to in writing, the engagement will terminate upon the earlier of our obtaining full financing for the Clarkdale Slag Project and the date that is nine (9) months from the date of DCMSF’s engagement.

4.	On November 13, 2007, we issued 6,134 shares of our common stock to our non-management directors. These shares were issued pursuant to the director compensation policy for our non- management directors based on a price of $2.85 per share, being the closing price of our common stock on September 28, 2007, the last trading day of our previous fiscal quarter. Director’s compensation expense and common stock subscribed for were recorded in the amount of $18,000 as of that date. The shares were issued under Section 4(2) of the Securities Act.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended September 30, 2007 and changes in our financial condition from our year ended December 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Clarkdale Slag Project

During our second fiscal quarter ended June 30, 2007, we completed a materials study on the main slag pile located on the Clarkdale Slag Project site. The results of this study were reported in our Quarterly Report on Form 10-QSB filed with the SEC on August 16, 2007 and in our amended Registration Statement on Form SB-2/A filed with the SEC on June 15, 2007.

Our plan of operation for the Clarkdale Slag Project currently involves the following:

(a)	Construction and rehabilitation of buildings on the project site that are expected to serve as the production and operations facilities for the project;

(b)	Continue small scale pilot testing and site work to assist with the optimization of the metallurgical flow sheet and processing protocols for our first production module; and

(c)	Installation of our first production module.

We expect to complete the majority of each of the above during the fourth quarter of 2007. The initial production module being installed by us will consist of a full scale production and processing circuit expected to process between 100-250 tons per day (tpd) of slag material. Our plans for the final processing facility are expected to include a number of additional production modules that will work simultaneously during full scale operations. The first production module being constructed by us will be used to optimize and test the economic feasibility of the Clarkdale Slag Project, which is expected to occur during the first fiscal quarter of 2008. This first full scale production module is expected to serve as a final feasibility study for the Clarkdale Slag Project. If the operation of this first production module proves that the Clarkdale Slag Project is economically feasible, we will seek to begin financing the construction of additional production modules for the project and our full scale processing facility.

Until such time as we have established economic feasibility of the Clarkdale Slag Project through our feasibility studies and the operation of our first full circuit production module for the slag pile, there is no assurance that we will proceed to the construction of our proposed processing facility. If the results from our feasibility studies and the production results from our first production module are not sufficiently positive to justify our proceeding with the construction of our processing facility we will have to scale back or abandon our plans for the Clarkdale Slag Project.

Searchlight Gold Project

In early 2007, we received the results of metallurgical and analytical tests conducted by Arrakis on chain of custody surface samples and bulk samples (6 tons) taken from the Searchlight Gold Project. The results of these tests were reported by us in our Annual Report on Form 10-KSB filed with the SEC on April 17, 2007, our Quarterly Reports on Form 10-QSB filed with the SEC on May 17, 2007 and August 16, 2007, and our amended Registration Statement on Form SB-2/A filed with the SEC on June 15, 2007.

These results had indicated that autoclave processing would be the most reliable and consistent method of extracting gold from the sample materials tested. To test other processing/extraction methods, Arrakis obtained additional chain-of-custody samples from the Searchlight Gold Project and conducted tests using various metallurgical methods, including mineral and organic acid leaching combined with appropriate oxidizers, cyanide leaching, and autoclave leaching using chloride based lixiviants. Gravity concentration was also examined to upgrade the feed prior to leaching. Based on the results of these additional tests, Arrakis concluded that autoclave processing, while more capital intensive than the alternative methods tested, produced the most reliable and consistent results on the materials extracted from the Searchlight Gold Project, and was likely the most suitable to commercial sized production scales.

Our plan of operation for the Searchlight Gold Project currently involves the following:

(a)	Continue metallurgical testing on small and bulk samples taken from the Searchlight Gold Project area; and

(b)	Conduct drilling and pre-feasibility program for the Searchlight Gold Project.

Current metallurgical testing for the Searchlight Gold Project will focus on optimizing the recovery of gold during the metallurgical process. During the fourth fiscal quarter of 2007, we intend to continue conducting microwave digestion and autoclave testing on samples taken from the project area, which is expected to provide additional metallurgical data regarding the analytical protocols to be used on the project. In conjunction with this testing, we will also continue to work on optimizing the recovery of gold from solution as this is expected to be a key component in determining the effectiveness of the overall metallurgical recovery process to be used for the Searchlight Gold Project.

During the fourth fiscal quarter of 2007, we also hope to finalize our plans with respect to the drilling and pre-feasibility program that we intend to conduct for the Searchlight Gold Project. This program is expected to include an 18 hole drilling program, chain-of-custody sampling and assaying of drill hole materials, pilot plant tests and the commissioning of an independent pre-feasibility report. We have been corresponding with the Bureau of Land Management (the ”BLM”) regarding the transfer of an approved plan of operations for the drilling program. The plan of operations is currently registered in the name of a vendor of the Searchlight Claims. The BLM has indicated to us that they have some concerns about approving the transfer of the plan of operation because of an outstanding debt owed to the BLM by one of our former directors. We are currently working with the former director to resolve these issues with the BLM as quickly as possible. Additional planned metallurgical testing is expected to proceed as scheduled; however, if we are unable to obtain a transfer of the plan of operations, our proposed drilling program for the Searchlight Gold Project could be delayed.

Readers are cautioned that we have not yet established any proven or probable mineral reserves on the Searchlight Gold Project, and there are no assurances that we will be able to do so in the future as we are still in the process of conducting our exploration program for the Searchlight Gold Project.

Anticipated Cash Requirements

Our estimated expenses for the next twelve months are as follows:

	EXPENSE	COST

Administrative Expenses		$2,000,000
Legal and Accounting Expenses		$600,000
Consulting Services		$1,000,000

Clarkdale Slag Project
·	Pilot Testing/Site Work	$300,000
·	First Module of Production	$3,500,000
·	Commence Construction of Full-Scale Processing Facility	$15,000,000
		$18,800,000
Searchlight Gold Project
·	Metallurgical Testing Program	$400,000
·	Commence Drilling and Feasibility Program	$300,000
		$700,000
	TOTAL	$23,100,000

We recorded a net loss of $2,230,810 for the nine months ended September 30, 2007 and have an accumulated deficit of $11,759,190 since inception. As at September 30, 2007, we had cash reserves in the amount of $8,833,969. This is less than the $23,100,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future. See “Future Financings,” below.

RESULTS OF OPERATIONS

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability and state income tax liability in connection with our acquisition of Transylvania International, Inc. (“TI”). Our consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations. Our consolidated statements of operations for the nine month period ended September 30, 2006 has been restated to reclassify foreign currency translation adjustments as general and administrative expenses. Related to this issue, our consolidated balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage. A description of the restatements made to our financial statements is provided at Note 15 to the consolidated financial statements for the period ended September 30, 2007 included with this Quarterly Report on Form 10-QSB.

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)		(restated)	(Decrease)
Revenue	$8,515	-	n/a	$28,095	-	n/a

Operating	(796,946)	(875,181)	(8.9)%	(2,505,225)	(2,567,656)	(2.4)%
Expenses

Loss on	-	-	n/a	-	(4,398)	n/a
Equipment
Disposition

Interest and	94,580	24,106	292.4%	246,320	24,106	921.8%
Dividend Income

Net Loss	$(693,851)	$(851,075)	(18.5)%	$(2,230,810)	$(2,547,948)	(12.4)%

Revenue

During the quarter ended September 30, 2007 we received revenues of $8,515 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of TI. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) lease of a commercial building space to two tenants at a rate of $1,260 per month. The lease arrangements are on a month to month basis with no formal agreements.

We are currently in the exploration stage of our business, have not earned any revenues from our planned mineral operations to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, of which there are no assurances.

Expenses

Our operating expenses for the quarters ended September 30, 2007 and September 30, 2006 are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)		(restated)	(Decrease)
Mineral exploration and	$199,961	$642,226	(68.9)%	$810,539	$1,665,114	(51.3)%
evaluation
Mineral exploration and	90,000	-	n/a	270,000	-	n/a
evaluation – related party
General and administrative	471,209	231,304	103.7%	1,374,668	897,925	53.1%
General and administrative	23,017	-	n/a	23,017	-	n/a
– related party
Depreciation	11,710	1,651	609.3%	25,952	4,617	462.1%
Interest expense	1,049	-	n/a	1,049	-	n/a
Total Operating Expenses	$796,946	$875,181	(8.9)%	$2,505,225	$2,567,656	(2.4)%

Our operating expenses for the nine months ended September 30, 2007 decreased slightly compared to the comparative period in 2006. Our general and administrative expenses increased as a result of (i) increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania International, Inc., the completion of our equity financings and the preparation of our Registration Statement on Form SB-2; (ii) increased management fees related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Mineral exploration costs decreased as a result of our focus on our construction efforts for the Clarkdale Slag Project during the fiscal quarters ended June 30, 2007 and September 30, 2007.

Amounts paid to related parties for mineral exploration and evaluation expenses during the period were paid to Nanominerals Corp. (“Nano”) for technical assistance and financing related activities provided by Nano in connection with the exploration and development of our mineral projects. Ian R. McNeil, our Chief Executive Officer and President, and Carl S. Ager, our Secretary and Treasurer, are each 17% shareholders of Nano. Nano is also one of our significant shareholders. Amounts paid to related parties for general and administrative expenses were paid to Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) for accounting support services. Melvin L. Williams, our Chief Financial Officer, is affiliated with CMOW.

Equity Compensation

Included in general and administrative expenses for the three and nine month periods ended September 30, 2007 are compensation expenses related to the granting of stock options of $1,312 and $144,415, respectively. On April 30, 2007, we adopted our 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants. As at September 30, 2007, 7,246 options have been granted under the 2007 Plan with an exercise price of $3.45 per share. The options are fully vested and expire on June 15, 2009. During the nine months ended September 30, 2007, we issued under our 2006 Stock Option Plan options to acquire 75,700 shares of common stock to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012.

Liquidity and Financial Condition

Working Capital

	At September 30, 2007	At December 31, 2006	Percentage
		(restated)	Increase / (Decrease)
Current Assets	$9,139,397	$3,790,483	141.1%
Current Liabilities	(8,235,716)	(1,583,306)	420.2%
Working Capital	$903,681	$2,207,177	(59.1)%

Cash Flows
		Nine Months Ended	Nine Months Ended
		September 30, 2007	September 30, 2006
Cash Flows used in Operating Activities		$(2,601,921)	$(2,249,536)
Cash Flows used in Investing Activities		(13,046,254)	(25,291)
Cash Flows provided by Financing Activities		20,797,896	6,256,376
Net Increase in Cash During Period		$5,149,721	$3,981,549

Working Capital. The decrease in our working capital surplus from $2,207,177 as at December 31, 2006 to $903,681 as at September 30, 2007 was primarily due to additional current obligations related to our acquisition of Transylvania International, Inc. (“Transylvania”) in February, 2007. As at September 30, 2007, our current obligations in respect of the amounts payable to Transylvania’s former shareholder, Verde River Iron Company, in connection with the acquisition totalled $6,990,000.

Property and Equipment. Property and equipment increased by $2,013,893 during the quarter ended September 30, 2007. The increase was primarily due to site improvement and equipment at the Clarkdale Slag Project.

Income Tax Liability. Included in long term liabilities in the accompanying restated consolidated financials statements is a balance of $41,184,686 for deferred tax liability relating to the Clarkdale Slag Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38.6% with the corresponding increase in the purchase price allocation of the assets acquired. As of September 30, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $6,821,800 and $4,764,549, respectively for federal income taxes. The net operating loss carryforwards expire between 2027 and 2025.

Future Financings

We recorded a net loss of $2,230,810 for the nine months ended September 30, 2007 and have an accumulated deficit of $11,759,190 since inception. As at September 30, 2007 we had cash reserves in the amount of $8,833,969. This is less than the $23,100,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future.

On October 4, 2007, we engaged DCM Structured Finance Limited (“DCMSF”) of London, England, to advise and assist us on various corporate finance matters, including advising and assisting us with respect to seeking and obtaining financing for the Clarkdale Slag Project. However, we do not, at this time, have any financing arrangements in place.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights are acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method. We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If we do not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Exploration Costs

Mineral exploration costs are expensed as incurred.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense). We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

RISKS AND UNCERTAINTIES

Actual capital costs, operating costs, production and economic returns may differ significantly from our estimates and there are no assurances that any future development activities will result in profitable mining operations.

We are an exploration stage company and are still in the process of exploring and developing our mineral projects. We do not have any historical mineral operations upon which to base our estimates of costs. Decisions about the development of our mineral properties will ultimately be based upon feasibility studies. Feasibility studies derive cost estimates based primarily upon:

  anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;
  anticipated recovery rates of gold and other metals from the ore;
  cash operating costs of comparable facilities and equipment; and
  anticipated weather/climate conditions.

Capital and operating costs, production and economic returns, and other estimates contained in our final feasibility studies, may differ significantly from our current estimates. There is no assurance that our actual capital and operating costs will not exceed our current estimates. In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties. There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates.

Feasibility estimates typically underestimate future capital and operating costs. We are still developing our metallurgy analysis and flow sheets for the Clarkdale Slag Project. If the results from our feasibility studies on the Clarkdale Slag Project and the production results from the operation of our first production module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain additional financing, our business will fail.

We were incorporated on January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

  our ability to locate a profitable mineral property;
  positive results from our feasibility studies on the Searchlight Gold Project and the Clarkdale Slag Project;
  positive results from the operation of our initial test module on the Clarkdale Slag Project; and
  our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Gold Project and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $2,230,810 for the nine months ended September 30, 2007 and have an accumulated deficit of $11,759,190 as at September 30, 2007. As at September 30, 2007, we had cash reserves totaling $8,833,969. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration program and our continued operations will be $23,100,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

If the results from our feasibility studies and the production results from the operation of our first production module are not sufficiently positive for us to proceed with the construction of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

During the fourth fiscal quarter of 2007, we intend to continue small scale pilot testing and site work for the Clarkdale Slag Project and complete the installation of our first production module for the project. Our first production module for the Clarkdale Slag Project will consist of a full scale production and processing cycle. This first production module is expected to become operational during the first fiscal quarter of 2008 and be used as a final test of the economic feasibility of the Clarkdale Slag Project. If the operation of this first production module proves that the Clarkdale Slag Project is economically feasible, we will seek to begin financing the construction of additional production modules and our full scale processing facility.

However, if the results of our pre-feasibility studies on the Clarkdale Slag Project and the production results from the operation of first production module are not positive, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial condition will be adversely affected.

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

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of the Searchlight Gold Project or the Clarkdale Slag Project, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

If we are unable to re-process minerals from our Clarkdale Slag Project economically, then our financial condition and our revenues will be adversely affected.

Until such time as we have established economic feasibility of the Clarkdale Slag Project through our feasibility studies and the operation of our one unit module of production from the slag pile, there is no assurance that we will proceed to the construction of a proposed processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

As we undertake exploration of the Searchlight Gold Project, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and applicable federal laws as we carry out our exploration program on the Searchlight Gold Project. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our exploration operations are regulated by both US Federal and Nevada and Arizona state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases the costs of compliance and reclamation, then our operating expenses may increase. This would result adversely affect our financial condition and operating results.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Gold Project, the success of our drilling and sampling activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations.

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

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of investors’ stock.

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

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-

dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 13, 2007, we issued 6,134 shares of our common stock to our non-management directors. These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.85 per share, being the closing price of our common stock on September 28, 2007, being the last trading day of our previous fiscal quarter. The shares were issued under Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Non-Reliance on Previously Issued Financial Statements

On November 8, 2007, after consulting with Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, our independent accountants, our management and our audit committee, concluded that our audited financial statements for the year ended December 31, 2006, and our unaudited interim financial statements for the periods ended March 31, 2007 and June 30, 2007 should not be relied upon. Based upon comments received from the SEC with respect to their review of our amended Registration Statement on Form SB-2/A, our management and our audit committee have concluded that the following restatements should be made to our consolidated balance sheets and statements of operations:

(a)	Amounts recorded for mineral properties on our consolidated balance sheets have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project.

(b)	Amounts recorded for the Clarkdale Slag Project on our consolidated balance sheets have been restated to include deferred future income tax liability and state income tax liability in connection with our acquisition of Transylvania International, Inc.

(c)	Our consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.

(d)	Our consolidated statement of operations for the three and nine month periods ended September 30, 2006 have been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.

(e)	Our consolidated statements of operations for the nine month period ended September 30, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses.

(f)	A related restatement has been made to our consolidated balance sheet for the period ended December 31, 2006 to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

We intend to file amendments to our Annual Report on Form 10-KSB for the period ended December 31, 2006 and our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 to include the above restated financial statements.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Amended and Restated Bylaws.(30)
3.3	Certificate of Amendment to Articles of Incorporation.(2)
3.4	Certificate of Amendment to Articles of Incorporation.(3)
3.5	Certificate of Amendment to Articles of Incorporation.(12)
3.6	Certificate of Change to Authorized Capital.(13)
4.1	Specimen Stock Certificate.(1)
4.2	Form of US Warrant Certificate dated February 23, 2007.(26)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007.(26)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007.(26)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007.(26)
4.6	Form of Warrant Certificate dated March 21, 2007.(27)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007.(27)
10.1	2002 Nonqualified Stock Option Plan.(4)
10.2	2003 Nonqualified Stock Option Plan.(5)
10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)
10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)
10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

Exhibit
Number	Description of Exhibits
10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.16	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.19	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)
10.20	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)
10.21	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.22	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)
10.23	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)
10.24	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006.(17)
10.25	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)
10.26	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006.(32)
10.27	2006 Stock Option Plan.(19)
10.28	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co.(20)
10.29	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006.(9)
10.30	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005.(9)
10.31	Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp.(9)
10.32	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)
10.33	Notice of Exercise Option.(23)
10.34	Amendment No. 1 to Letter Agreement dated February 15, 2007.(24)
10.35	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp.(24)

Exhibit
Number	Description of Exhibits
10.36	Special Warranty Deed dated February 15, 2007.(24)
10.37	Bill of Sale dated February 15, 2007.(24)
10.38	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005.(24)
10.39	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC.(24)
10.40	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007.(24)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager.(25)
10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(32)
10.44	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp.(26)
10.45	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(26)
10.46	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(26)
10.47	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(27)
10.48	2007 Stock Option Plan.(31)
10.49	Engagement Letter from DCM Structure Finance Limited to Searchlight Minerals Corp.(33)
14.1	Code of Ethics.(21)
21.1	List of Subsidiaries.(28)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(21)
99.2	Disclosure Committee Charter.(6)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(28)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2007.
(29)	Filed with the SEC as an exhibit to our Amended Current Report on Form 8-K/A filed on April 26, 2007.
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.
(32)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(33)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

Date:	November 14, 2007	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	November 14, 2007	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )