Form 10KSB
period 2007-12-31
Searchlight Minerals Corp.
filed 2008-04-15
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2007.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of small business issuer in its charter)

Nevada	98-0232244
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

#120 - 2441 West Horizon Ridge Pkwy.
Henderson, Nevada	89052
Address of principal executive offices	Zip Code

(702) 939-5247
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2007 were $36,410.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 11, 2008 was approximately $222,124,139 (computed based on the closing sale price of the common stock at $3.01 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the issuer outstanding as of April 9, 2008 was 104,116,641.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒.

PART I

Item 1. Description of Business

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects. We hold interests in two mineral projects, our Clarkdale Slag Project and our Searchlight Gold Project. Our business is presently focused on our two mineral projects:

•
the Clarkdale Slag Project, located in Clarkdale, Arizona, pursuant to which we are seeking to recover precious and base metals from the reprocessing of ferrosilicate “slag” material (molten byproducts of the high temperature smelting process), which had been deposited on our property, over approximately a 40 year period, from a copper ore smelting operation located on our property; and

•	the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, we operated primarily as a biotechnology research and development company with headquarters in Canada and an office in the United Kingdom. On November 2, 2001, we acquired all of the outstanding shares of Regma Bio Technologies, Ltd., a corporation organized under the laws of the United Kingdom. In connection with this acquisition, on February 1, 2002, we changed our name to “Regma Bio Technologies Limited.” On November 26, 2003, we changed our name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.”

In February 2005, we completed our reorganization from a biotechnology research and development company to a company focused on the exploration and acquisition of mineral properties in the Searchlight, Nevada area. In connection with our corporate restructuring, on June 23, 2005, we changed our name from “Phage Genomics, Inc.” to “Searchlight Minerals Corp.” In connection with our reorganization, we entered into mineral option agreements to acquire certain mining claims associated with a 3,200-acre placer gold project located near Searchlight, Nevada (the “Searchlight Claims”).

On September 30, 2005, we effected a forward split of our common stock on a two-for-one basis. All per share amounts and number of shares outstanding in this Annual Report have been retroactively adjusted and restated to give effect to the forward split.

Acquisition of Searchlight Gold Project Claims

On February 8, 2005, and as amended June 22, 2005, we entered into option agreements with the owners of 20 placer mineral claims with respect to a contiguous, approximately 3,200-acre site located (the “Searchlight Claims”) on federal land administered by the United States Bureau of Land Management (“BLM”) near Searchlight, Nevada. Each claim relates to a separate 160 acre parcel on the 3,200-acre site. Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals, Inc. (“SMI”), a company controlled by Mr. Matheson. Under the terms of the option agreements with us, each claim owner, SMI and we agreed, among other things, to:

•	the assignment to us of SMI’s rights in the Searchlight Claims under the prior option agreements with the claim owners;

•	our reimbursement of Mr. Matheson and his related companies for amounts advanced to SMI, for which we have reimbursed Mr. Matheson in the amount of $85,000;

•
the issuance of an aggregate of 5,600,000 shares of our common stock over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims will be assigned to us;

•	the appointment of Mr. Matheson as our director and officer to proceed with a restructuring of the business of Searchlight;

•	during the term of the option agreement, our obligation to make all regulatory or government payments required to maintain the Searchlight Claims in good standing; and

•
during the term of the option agreement, our exclusive right to access the Searchlight Claims for all purposes, including the right to prospect, explore, develop, trench, strip, excavate, test pit, sample and conduct any and all exploration and development activities for the purpose of determining the mineral or metal content of the properties, to remove from the properties all such materials and minerals deemed necessary to properly test, explore or develop the properties (but not for sale), and to use all structures, tools and facilities located on the properties, and the right to place and use thereon, and to remove, all such equipment, vehicles, machinery, buildings, structures, and facilities as it may deem desirable from time to time.

We initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. The Searchlight Gold Project mineral properties have been restated in the financial statements included in this Annual Report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance. The restatement to the balance sheet at December 31, 2006 had the impact of increasing stockholders equity by $3,530,000 and the mineral asset by $4,121,562. The impact to the statement of operations reflects an income tax benefit obtained of $591,562.

As of the date of this report, we have issued 4,200,000 shares of our common stock to the Searchlight claim owners, and have an obligation to issue to them an additional 1,400,000 shares of common stock. During the first quarter of 2008, the Searchlight claim owners agreed to transfer title to the Searchlight claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008. We expect that title to the claims will be transferred to us shortly. In addition, we granted the Searchlight Claim owners piggyback registration rights and have filed a pending registration statement with respect to 1,400,000 shares of our common stock issued to the claim owners in July 2006.

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals. Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005, and October 24, 2005, Nanominerals Corp. a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil and Carl S. Ager, our current Chief Executive Officer and Vice President/Secretary/Treasurer, respectively, and each of whom is a current member of our board of directors), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and Verde River Iron Company, LLC (“VRIC”). The joint venture related to the development and funding of the Clarkdale Slag Project. Pursuant to the terms of the Assignment Agreement, we:

•
paid Nanominerals $690,000 in respect of certain payments made by Nanominerals towards the acquisition of the Clarkdale Slag Project, including reimbursement of payments previously made by Nanominerals to VRIC under the Joint Venture Agreement, and reimbursement of other previously paid expenses incurred by Nanominerals relating to the Clarkdale Slag Project;

•	issued to Nanominerals and its designates warrants to purchase 12,000,000 shares of our common stock exercisable through June 1, 2015, at an exercise price of $0.375 per share; and

•	appointed Mr. McNeil, Mr. Ager and Robert D. McDougal, as nominees of Nanominerals, to serve on our board of directors, thereby constituting a majority of the board members.

In addition, under the agreements, we agreed to pay Nanominerals a 5% royalty on “net smelter returns” payable from our 50% joint venture interest in the production from the Clarkdale Slag Project. For purposes of this agreement, the term “net smelter returns” means the actual proceeds received by us, from any mint, smelter or other purchaser for the sale of bullion, concentrates or ores produced from the Clarkdale Slag Project and sold, after deducting from such proceeds the following charges to the extent that they are not deducted by the smelter or purchaser in computing payment:

•	in the case of the sale of bullion, refining charges (including penalties) only;

•
in the case of the sale of concentrates, smelting and refining charges, penalties and the cost of transportation, including related insurance, of such concentrates from the Clarkdale Slag Project property to any smelter or other purchaser; and

•
in the case of any material containing a mineral or minerals of commercial economic value mined or processed from the Clarkdale Slag Project which may be shipped to a purchaser, refining charges for bullion and charges for smelting, refining and the cost of transportation, including related insurance, from the mill to any smelter or other purchaser for concentrates.

Further, under the terms of the assignment agreement, we assumed the obligations of Nanominerals under the Joint Venture Agreement relating to the Clarkdale Slag Project, including the funding of a four phase program:

•	drilling and ore reserve studies (Phase 1);

•
a report of the commercial, technical and environmental feasibility of the processing and smelting of metals and other mineral materials from a deposit that is prepared in such depth and detail as would be acceptable to lending institutions in the United States, or a “bankable feasibility study” (Phase 2);

•	the construction of a commercial production facility to process slag materials, as recommended by the bankable feasibility study (Phase 3); and

•	the expansion of additional commercial production capacity to process slag materials (Phase 4).

Reorganization with Transylvania International, Inc. Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania International, Inc., dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company. As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona. In accordance with the terms of these agreements, we:

•	paid $10,100,000 in cash to VRIC; and

•	issued 16,825,000 shares of our common stock to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.

In addition, under the agreements, we have the following continuing obligations:

•
we agreed to continue to pay VRIC $30,000 per month (which amount we had previously paid to VRIC under the Joint Venture Agreement since June 2005) until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by Searchlight (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement;

•	we have agreed to pay VRIC $6,400,000 on the Project Funding Date;

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and

•	we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

Under the terms of these agreements, the parties terminated the Joint Venture Agreement. However, we continue to have an obligation to pay Nanominerals a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project. Therefore, when added to VRIC’s 2.5% royalty, we have an obligation to pay an aggregate of 5% of the net smelters returns to Nanominerals and VRIC on any and all proceeds of production from the Clarkdale Slag Project.

Clarkdale Slag Project

Background and Plan of Operation

In June 2005, we engaged Dr. Richard F. Hewlett as a consultant to serve as the technical project manager for the Clarkdale Project. Since that time, we have been working on the design and development of a production method of extracting precious and base metals form the slag. Dr. Hewlett initially conducted laboratory tests and analysis on the slag material at a metallurgical facility in Phoenix, Arizona. We rented the facility from a third party in which Mr. Crockett had a financial interest, although our rental arrangement occurred prior to the time that we acquired Transylvania.

Initially, we conducted small-scale testing, including grinding, assaying, leaching and extraction of metals from samples of slag material taken from the project site. In addition, recovery of metals was made using ion-exchange technology. Concurrently, Nanominerals conducted mineralogical studies, including Scanning Electron Microscopy/Energy Dispersive Spectroscopy (SEM/EDS) analysis of samples of slag material to determine the presence of the metals and the form in which the metals are contained within the slag, as a potential guide for determining methods of potential liberation and extraction of the metals from the slag. SEM/EDS was also used to evaluate the efficiency of the grinding methods in liberating the metals.

In 2005, we retained Mountain States R&D International Inc., an independent engineering consultant, to implement a drilling and sampling program under strict chain-of-custody sampling, at the Clarkdale Slag Project. The drill hole samples were taken between the fourth quarter of 2005 and the third quarter of 2006. Boart Longyear Company, a subcontractor under the chain-of-custody supervision of Mountain States, drilled a total of 18 holes (SD 1-18) in the slag pile using sonic drills, comprising more than 1,700 feet on individual 2.5 foot intervals over the project site. Mountain States had chain of custody over the samples from the time they were recovered from the drill through the analytical process. In the third quarter of 2006, Mountain States also conducted chain-of-custody tests on bulk samples obtained from the slag pile.

In the first quarter of 2006, we began to conduct larger scale, pilot testing at the Phoenix facility on slag samples obtained from the Clarkdale site. In connection with the testing, we purchased milling equipment, which we installed at the pilot plant and used in conjunction with leaching, filtering and metal recovery equipment already at the pilot plant.

In the second quarter of 2007, we received a report from Independent Mining Consultants, Inc (“IMC”), an unaffiliated mining consultant located in Tucson, Arizona, which outlined the volume, tonnage and grade estimates of the slag pile at the Clarkdale site. This report constituted the first independent analysis of the estimated tonnage and grade of slag at the project site.

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner. We retained Architecture Works Inc., an unaffiliated architectural firm, to perform the architecture work for the retrofitting of one of our existing structures at the Clarkdale site to house the proposed production module. We then engaged Talson Corporation, an unaffiliated general contractor, to perform the construction work on the structure of the production module building, and additional site work in accordance with the site plan that was approved by the town of Clarkdale. We also retained Cimetta Engineering and Construction Co., Inc., an unaffiliated engineering firm, to collaborate with Dr. Hewlett in the design and engineering of the production module, which will include the combination of the equipment intended to be used within the proposed production module. In February 2007, we moved our equipment from the Phoenix facility into an existing structure on the Clarkdale site, adjacent to the production module building, under the direction of Dr. Hewlett.

The process design and equipment selection are planned for the initial production module, which is designed to process between 100 and 250 tons of slag material per day. The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility. The full-scale production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day. All required buildings and services are currently available (with moderate cost upgrades) at the site for the initial proposed production module, with the exception of a cement block building (“electrowinning building”) to house the electrowinning circuits used in the production module. Buildings and services on site include office, lab and processing buildings, as well as road, rail, power, telephone, water, storm drain and sewage. However, we will need to construct a larger building to house the full-scale production facility.

The production module continues to be in the development stage and has been designed to allow the grinding, leaching, filtering and extraction of metals from the slag within our module building and electrowinning building. We have made progress on the architecture and engineering phases of the production module, and have ordered or received much of the equipment necessary for the assembly of the production module. However, we must still obtain a Certificate of Occupancy from the town of Clarkdale to begin to operate the production module. We anticipate that our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project. If the feasibility of the project proves economically viable, we expect to commence construction of a full-scale production facility, subject to our obtaining the necessary additional financing to construct the facility.

If a final feasibility study supports the economic viability of the project, we intend to install subsequent modules in parallel which would be comparable in technology, scale and cost to the initial production module. We expect that there will be significant financing requirements in order to finance the construction of a full-scale, production facility, and cannot assure you that such funding will be available at all or on terms that are reasonably acceptable to us. However, if the results from our pre-feasibility studies and the production results from the operation of the production module do not support a basis for us to proceed with the construction of our proposed, full-scale production facility, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Estimate of Projected Expenditures

Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $4,722,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses. In addition, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $4,600,710, including building construction, production module equipment (grinding, leaching, filtering, extraction and lab equipment), site improvements and site administration. The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months:

Work	Budget

1. Building Rehabilitation	$750,000

• Rehabilitation and retrofitting of existing building to house the production module
• Upgrading of services (electrical, plumbing, etc.) in and around module building

2. Production Module Assembly	$2,500,000

• Purchase and receive equipment for production module
• Engineer and assemble production module

3. Production Module Operation	$1,200,000

• Start-up and test module equipment
• Address start-up issues
• Optimize module operation

4. Feasibility Study	$500,000

• Third-party feasibility study performed on operating production module

5. Phase II - Preparation for Expansion to 2,000 tons per day	$6,000,000

• Architecture and engineering of the Site Plan
• Demolition and grading of 18 acres for the full-scale production facility and necessary services
• Ferrosilicate (filtered “byproduct”) marketing study
• Deposits on equipment and construction contracts

TOTAL	$10,950,000

These estimated costs are preliminary in nature, and actual costs may be significantly higher once we have completed the feasibility study and received results from production of our proposed production module. Further, these estimated costs do not take into account possible delays that may arise. If we experience any difficulties or delays during our plan of operation, it could take substantially longer and be more costly for us to complete construction of the production module or complete a feasibility study. In addition, if our feasibility study proves the project is economically viable and “bankable,” we will have to pay $6,400,000 to VRIC in connection with our Agreement and Plan of Merger with VRIC and Transylvania. To satisfy this obligation, we will be required to obtain additional financing within 90 days of receipt of such a bankable feasibility study.

Location, Access and History

The Clarkdale Slag Project is located in Clarkdale, Arizona, approximately 107 miles north of Phoenix, Arizona and about 50 miles southwest of Flagstaff, Arizona in Yavapai County (see Figure 1, below). The project site is located at a 3,480 feet elevation on approximately 833 deeded acres of industrial zoned land near the town of Clarkdale.

Figure 1 - Clarkdale Project Site

Slag is the waste product of the smelting process. The slag at the Clarkdale Project originated from a large, copper ore smelting operation located on our property in Clarkdale. The copper ore was mined in Jerome, Arizona during the period 1915-1952, when the Clarkdale smelter was one of the largest copper smelters in the world. Jerome is a historic mining district, located approximately 6 miles west of Clarkdale at an elevation of 5,435 feet, which produced copper extracted from massive sulfide deposits mined at Jerome (1889-1952) and smelted at both Jerome (1889-1915) and Clarkdale (1915-1952).

Molten slag from the Clarkdale smelter was hauled by rail to the deposit site and poured onto the property, much like a lava flow. The slag cooled and hardened into the large slag pile which now exists at the Clarkdale site. The hardened slag has a glassy, volcanic lava-like appearance, and has a high iron and silica content. It contains some thin layers of coarse material which appear to have been undigested from the smelter. The hardening process causes fracturing at the surface and within the layers beneath the surface. As a result, the slag pile consists of both solid sheets and coarse material deposited layer upon layer.

The slag pile currently occupies approximately 45 acres on the property and, as determined from the drilling and analysis programs, has a graduating thickness of between 60 and 130 feet and contains approximately 20 million tons of slag material. The slag pile borders the Verde River and an active railroad track. The track divides the pile into two sections located east and west of the track (See Figures 2A and 2B below). The eastern portion of the slag pile is the larger of the two, as approximately 98% of the slag pile is located in the east section of the property.

Figure 2A -Clarkdale Project Aerial View

Figure 2B -Clarkdale Project Area Map

Clarkdale Slag Project Mineralogy and Metallurgy

Metallurgical testing between 2005 and 2007 by Dr. Richard F. Hewlett , the technical project manager of our Clarkdale project, on bench and bulk scale samples from the slag pile has indicated that gold, silver, copper and zinc exists in and may potentially be extractable from the slag pile. The filtered byproduct remaining after slag has been processed is a ferrosilicate product (containing iron and silica). We believe that the byproduct will consist of relatively inert materials, based on a report received by us in June 2006 from Canadian Environmental & Metallurgical, Inc., an independent consultant which we retained to conduct leaching tests on the byproduct and analyze its potential to be used as landfill or other purposes. We do not currently know whether the byproduct will have any significant commercial value. However, we intend to conduct testing and analysis in the future to explore this possibility.

Nanominerals conducted a SEM/EDS analysis of the slag pile, which was supported by a report by SGS Lakefield Research, an independent consultant, in October, 2005, which showed that there are three distinct ferrosilicate phases which form the bulk matrix of the slag pile and that:

•	copper-zinc is contained within small, irregular shaped particles of iron-copper-zinc sulfides of dimensions of less than 0.3-20 microns;

•	gold occurs as very fine particles (less than 1 micron) entombed within larger grains of iron sulphides (less than 30 microns);

•	zinc occurs as zinc-oxides and forms part of the slag matrix,; and

•	iron occurs as iron-metal, iron-silicates, iron-sulfides and iron-oxide of dimensions of less than 5 microns.

The studies by SGS Lakefield and Nanominerals showed that all of these metal phases are contained in an amorphous, nano-crystalline matrix of calcium-iron-aluminum-silicate. These studies also demonstrate the existence of the various metals that are not generally visible due to their extreme small size. Studies of these SEM/EDS micrographs make possible the evaluation of the grinding and leaching efficiencies which aid in flow-sheet design and process optimization.

Drilling and Bulk Sampling Tests

Drilling Hole Tests. In 2005, we retained Mountain States to implement a drilling and sampling program under strict chain-of-custody sampling at the Clarkdale Slag Project. In the fourth quarter of 2005 and the first quarter of 2006, Boart Longyear Company, an unaffiliated drilling subcontractor under the chain-of-custody supervision of Mountain States, drilled a total of 18 holes (SD 1-18) in the slag pile using sonic drills, comprising more than 1,700 feet on individual 2.5 foot intervals over the project site (See Figure 3 below - “plan view of drilling program”). Mountain States had complete control over the samples from the time they were recovered from the drill through the analytical process. Holes SD-1 to SD-6 were drilled by a mini-sonic drill and SD-7 to SD-18 were drilled by a large sonic drill. Sonic drills produce sonic waves that are directed down a hollow drill-pipe to the bottom of the hole where the sonic waves perform the breaking of the slag material. The broken slag cuttings were collected into a casing and discharged directly into buckets every 2.5 feet of vertical depth, and each bucket was marked by drill hole number and depth interval and then sealed in order to retain the integrity of the sample. This drilling method provides highly representative, continuous core samples without the use of water or air.

Figure 3 - Clarkdale Project Plan View of Drilling Program

For drill holes SD-1 through SD-18, Mountain States performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption. Arrakis, Inc., an unaffiliated mining and environmental technology firm, performed gold and silver analysis under chain of custody analysis of Mountain States, using an acid total digestion method followed by atomic absorption. The composite footage referenced in the table below approximately reflects the base of the slag pile, and therefore, the relative thickness of the slag pile above the ground. Mountain States reported the following analysis of the drill hole samples:

Summary of Results of Drill Hole Testing
	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1

Drill Hole
Results	Composite	Gold	Silver	Copper	Zinc	Iron
Drill Hole	Footage	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
SD-1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD-2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD-3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD-4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD-5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD-6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD-7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD-8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD-9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD-10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD-11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD-12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD-13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD-14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD-15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD-16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD-17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD-18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3
Average		0.46	0.13	0.37	2.47	33.1

*opt (ounces per ton)

Bulk Sampling Tests. In the third quarter of 2006, Mountain States collected a 4,000 pound bulk sample, under chain of custody, comprised of material taken over the entire surface of the 45-acre slag pile. Mountain States divided the 4,000 pound bulk sample into five 750 pound lots and milled each 750 pound lot through our mill located at the leased pilot plant in Phoenix, Arizona. Mountain States subsequently performed the copper, zinc, and iron analysis at its own facility using the fusion assay method, followed by atomic absorption. Mountain States also preformed gold and silver analysis of the bulk sample using the fire assay method followed by atomic absorption. Mountain States reported the following analysis of the bulk sample:

Summary of Bulk Sample Results
	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

Surface Bulk		Gold	Silver
Sample Results	Composite	Au	Ag	Copper	Zinc	Iron
Sample	Detail	(opt)*	(opt)*	Cu (%)	Zn (%)	Fe (%)
SS1B-1	Surface Bulk Sample	0.361	0.285	0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND**	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND**	0.33	2.90	30.4
SS1B-4	Surface Bulk Sample	0.444	ND**	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND**	0.34	2.90	30.6
Average		0.42	0.06	0.35	2.88	31.0

	*opt (ounces per ton)
	**ND (None Detected)

Volume, Tonnage and Grade Estimates. On May 21, 2007, we received a report from IMC outlining the volume, tonnage and grade estimate of the slag pile in Clarkdale, Arizona. In compiling the report, IMC relied on the drill hole depths and gold, silver, copper and zinc analysis provided by Mountain States and did not perform independent verification of such data. Further, IMC calculated the volume of the east (larger) side of the slag pile based on the assumption that the depth of each drill hole (other than SD-18) conducted under the supervision of Mountain States reflected the thickness of the slag pile within the area of each drill hole. Dr. Hewlett provided calculations for the volume of the west (smaller) side of the slag pile and topographic maps showing the present day surface of the slag pile and surrounding topography.

From the drill hole samples, IMC calculated the average bulk density of the slag to be 200.6 pounds per cubic foot which equates to an average tonnage factor of 9.97 cubic feet per ton. With this analysis as well as the drill hole depths and the assay data provided by Mountain States, IMC produced a three dimensional computer model of the slag pile to estimate the volume, tonnage and average metal grades within the pile as follows:

	Volume Estimate	Tons in	Au (opt)*	Ag( opt)*	Cu (%)	Zn (%)	Fe (%)
Slag Pile	(million cubic feet)	Millions
East	198.0	19.86	0.50	0.10	0.34	2.47	33.18
West	3.4	0.34	0.39	0.07	0.22	1.70	31.30
Combined	201.4	20.20	0.50	0.10	0.34	2.46	33.15
*opt (ounces per ton)

Proposed Production Module

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.

The process design and equipment selection are planned for the initial production module, which is designed to process between 100 and 250 tons of slag material per day. The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility. The production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day.

The production module continues to be in the development stage and has been designed to allow the grinding, leaching, filtering and extraction of metals from the slag within our module building and electrowinning building.

Below is a basic flow chart of the intended operations of the proposed initial production module at the Clarkdale site (See Figure 4 below).

Figure 4 - Clarkdale Project Flow Chart

The following is a description of the anticipated operations of the four major sections of the production module.

Grinding. The flow sheet begins with the slag being dug from the slag pile with an excavator and run through a jaw crusher (takes material down to roughly -5/8” material). The output from the crusher is scooped into a dump truck, transported a short distance to be stockpiled on a storage pad near the processing building (roughly 2,800 feet from slag pile to the stockpile). It is then run through an impact mill and fed into a vibratory mill, the final stage of grinding. The vibratory mill is a “wet” mill, which means that water is added, along with the slag inside the mill. The output from the vibratory mill is a black, wet slurry with paint-like consistency.

Leaching. After the grinding circuit, the slurry will be pumped into a series of leach tanks into which chemicals and water are added. The leach chemistry is a patented halide leach (comprised of chloride and bromide). We currently have a verbal understanding with Nanominerals which provides us with the use of the technology and are in the process of negotiating a formal agreement to use the technology at the Clarkdale project site. The leach tanks are agitated to keep the solids in suspension and to allow the chemicals to perform their intended purpose of putting the gold, silver, copper and zinc into solution.

Filtration. The contents from the leach tanks are then passed through pressure filters through which the solids are separated from the liquid. The solids, or filtered “byproduct” are a ferrosilicate product and are stored for later removal. The liquid, or “pregnant solution,” contains the gold, silver, copper and zinc in solution.

Extraction. The extraction process starts by pumping the pregnant solution through a series of resin columns, also referred to as the ion exchange circuit. Resins are manmade collectors (functionalized plastic), each specifically designed to selectively collect specific metals. The first series of resin columns is designed to extract the gold and silver, followed by copper and zinc in the second and third series of resin columns, respectively. At this stage, the metals are “loaded’ on their respective resins.

Due to cost and efficiency, it is anticipated that the gold and silver loaded resins will be sold directly to a refinery instead of purifying the metal on site (the value of the gold and silver is anticipated to outweigh the value of the resins). The copper and zinc will be dissolved from their respective resins and purified into copper and zinc metal through separate electrowinning systems. Electrowinning uses electrical current to extract metal from solution and is a widely used extraction method for copper and zinc. The copper and zinc resins will then be recycled and reused (the relative value of the resins compared to the value of copper and zinc is significant and therefore the reason to “strip” and re-use the resins).

Permitting

The site for the Clarkdale Project is located in the Town of Clarkdale, Arizona and as a result, most of the operational permits are subject to their authority. The environmental permits, however, are subject to the authority of the State of Arizona.

We retained URS Corporation, an unaffiliated international engineering company, to assist us in the permitting process with state and local authorities for the Clarkdale Slag Project. With URS’s help, we were granted a Class II environmental permit from the Arizona Department of Environmental Quality (“ADEQ”) for quarrying and metals recovery operations.

We have obtained an approved use permit from the Town of Clarkdale to process up to 250 tons of slag per day for project operations, and a conditional use permit from Clarkdale for our planned activities for up to 2,000 tons per day on the Clarkdale Slag Project, subject to final approval of our plans and approval from ADEQ with respect to our air permit. We have obtained a Determination of Non-Applicability from the ADEQ with regard to an aquifer protection permit for the proposed production module. The effect of this determination will exempt us from requiring a water permit for the processing of up to 250 tons of slag per day for project operations. We will need to obtain a final Certificate of Occupancy from the Town of Clarkdale for the module and electrowinning buildings, which contain the proposed production module, before we may commence operations.

Searchlight Gold Project

Location, Access and History of Exploration
The Searchlight Gold Project is a 3,200-acre placer gold project located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada. (See Figure 5 below.) Access is by vehicle from Highway 95. The mining claims were staked in the period between 1998 and 2003 as 160-acre association placer (i.e., mineral which has been separated from its host rock by natural processes) mining claims on federal land administered by the BLM. We have an agreement with the current claim owners for the assignment of the claims to us with respect to which we expect that title to the claims will be transferred to us shortly.

Figure 5 - Searchlight Gold Project Location

The Searchlight Claims are located in parts of Sections 1, 12-13 and 24-25 of Township 29 South, Range 63 East and Sections 19 and 30 of Township 29 South, Range 64 East Clark County, Nevada. The names of the claims and their federal serial numbers are as described below:

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

The Searchlight District is a well known, historic gold camp. Mining occurred in the area during the period 1900-1950, where some 250,000 ounces of gold were produced from quartz-sulphide-hematite veins to depths of greater than 1,000 feet with minor placer gold produced. However, there has been no prior history of mining on the land related to the Searchlight Claims.

During 2007, we continued our exploration efforts on our Searchlight Gold Project. In particular, we contracted with Arrakis to continue performing a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody. Results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as “microwave digestion” and “autoclave” leaching. However, autoclave methods typically carry high capital and operating costs on a large scale. We were encouraged enough by these results to commit additional resources in the attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. However, there is no assurance that the project will be economically viable.

Also in 2007, our ability to carry out a drilling program on the project was halted by the suspension of the Searchlight claim owners’ Plan of Operations due to a dispute between the BLM and one of our current principal stockholders and former officers and directors, K. Ian Matheson, on a project unrelated to ours. We have taken steps to obtain a new drilling permit by communicating with the BLM to address the issues, working with the claim owners to acquire title to the claims and engaging a consultant, Enviroscientists, Inc., an independent consultant, to prepare a new Plan of Operations which we intend to submit to the BLM in the second quarter of 2008.

In 2008, we have budgeted $1,000,000 to our work program for the Searchlight Gold Project and focused on continuing the testing program with Arrakis, which includes metallurgical testing, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also continue to work with the BLM, Enviroscientists, the claim owners and our legal counsel to help us obtain a BLM approved Plan of Operations containing the necessary permits to carry out our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is anticipated to commence in 2008. There is no assurance of the timeline for approval by the BLM if we submit a new Plan of Operations, or that the BLM will grant approval. Our drilling and mining program on the project is dependent on obtaining the necessary approval from the BLM. Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project. There is also no assurance that the Searchlight Gold Project will be economically viable.

Estimate of Projected Expenditures

Since our involvement in the Searchlight Gold Project in February 2005, we have incurred project expenses of approximately $675,000 on metallurgical testing and mineralogical studies. The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

Work	Budget

1. Metallurgical Testing Program	$600,000
• Continue independent metallurgical testing program, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals
• Update independent engineering report with results from metallurgical testing program

2. Drilling and Pre-Feasibility Program	$400,000
• Obtain permit to drill 18 holes
• Chain-of-custody independent oversight of drilling program by qualified engineering firm, including sampling and assaying drill hole material
• Independent engineering report outlining drilling program results, potential reserve estimation, pilot plant tests and pre-feasibility study

TOTAL	$1,000,000

Background of Metallurgical Testing at the Searchlight Gold Project

In May 2005, we retained Arrakis to take preliminary chain of custody surface samples from the Searchlight site and test the samples for precious metals. The results indicated that there was a presence of gold in the samples. However, they represented only an “assay” of the sample and are not indicative of the potential extraction of gold from the material. Results of the chain of custody surface samples are provided below:

Feed Grade
Au
Surface Sample I.D.	(opt)*
SS5	0.39
SS6	0.48
SS7	0.55
SS8	0.69
* opt (ounces per ton)

Following this initial testing, Arrakis tested a variety of bench scale leach methods in order to test for extraction of the gold from the samples. The bench testing and optimization of leach conditions improved the extraction efficiency to 72% and outlined a protocol for bulk leach testing. In September 2005, Arrakis collected a six-ton bulk sample from the site project. Results from analyses of the bulk samples were as follows:

Bulk Test I.D.	Feed Grade	Extracted Grade
	Au	Au
	(opt)*	(opt)*
BL1	0.58	0.25
BL2	0.58	0.22
BL3	0.90	0.21
*opt (ounces per ton)

Subsequent metallurgical testing in 2006 and 2007 by Arrakis using the process of total digestion has consistently revealed a feed grade of 0.37 ounces per ton (opt) gold or better in the Searchlight Gold Project samples. Preliminary tests indicate that gravity concentration of the material does not improve on the extracted recovery of gold.

Arrakis performed a number of tests to examine pressure leaching via autoclave to enhance both the kinetics and extraction efficiency of gold from solution and conducted a series of 11 autoclave tests using 200-gram samples in a Parr 1 liter pressure reactor. In January 2007, Arrakis reported the results of such tests, as are summarized in the following table:

	Feed Grade	Extracted Grade
	Au	Au
Autoclave Test I.D.*	(opt)**	(opt)**
TP2	0.37	0.07
TP3	0.39	0.08
TP4	0.38	0.03
TP5	0.37	0.15
TP6	0.34	0.19
TP7	0.37	0.03
TP8	0.37	0.16
TP9	0.37	0.14
TP10	0.37	0.23
TP11	0.37	0.26
TP12	0.37	0.15

*	All samples approximated 200 grams in 1 liter of solution. Leach time for all samples approximated 90 min and the sample for TP7 was dead roasted prior to leaching.
**	opt (ounces per ton)

Metallurgical extraction, using autoclave leaching, has been successful in extracting 70% of the gold into solution. However, as seen from the table above, precipitation of gold from the leach solution has been challenging and work is continuing to better optimize this process.

The table below provides an overview of the results from metallurgical tests completed, to date, by Arrakis:

	Feed Grade*	Extracted Grade
COC Tests(1)	Gold (opt)**	Gold (opt)**	Leach Method
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach
BL3 – 9,000 lbs head
1,674 lbs cons	0.90	0.21	72 hr Leach
Autoclave Tests
TP2-12 – 200 grams	0.34 – 0.39	0.030 – 0.264	1.5 hr Autoclave
TP8 – 200 grams	0.37	0.158	1.5 hr Autoclave
TP9 (TP8 tails)		0.142	1.5 hr Autoclave
Total		0.300	3.0 hr Autoclave

*	Feed Grade is the initial gold content in the sample. Extracted Grade is the amount of gold leached into solution.
**	opt (ounces per ton)

With respect to the results set forth in the table above, Arrakis performed gold analysis under chain-of-custody parameters. Analysis of all head ore samples was done by 3 acid digestion in a Milestone Ethos Plus microwave sample digester and analyzed by a Perkin Elmer 5100 graphite furnace atomic adsorption system with Zeeman background correction. Pregnant solutions from all bench and bulk tests were analyzed for gold using calibration blanks and standards corrected with matching sample matrix to the specific solution being read.

Permitting

Our Searchlight Claims are comprised of non-patented placer mining claims located on federal land administered by the BLM. Mining activities on the Searchlight Claims must be carried out in accordance with a permit issued by the BLM.

The Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill 18 holes on the 3,200 acre project area and to mine a 36 acre pit on the RR304 claim. As a condition to obtaining this Plan of Operations and as a condition to our option agreements with the Searchlight claim owners, we had posted a cash bond in the amount of $180,500 with the BLM in accordance with the terms of a related reclamation permit from the Nevada Bureau of Mining Regulation. Although the Plan of Operations was accepted and registered in the name of a Searchlight claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and directors, we were to perform, and pay for, the drilling and mining specified in the Plan of Operations. In September 2007, we contacted the BLM to discuss the status of our drilling program and were advised by the BLM, for the first time, that Mr. Matheson had been served with an “Immediate Suspension of All Activities” notice by the BLM on May 12, 2006 due to a dispute with the BLM on a project unrelated to the Searchlight Gold Project. This suspension notice covered all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project. We also learned that Mr. Matheson was served with another suspension notice by the BLM on January 19, 2007 following his lost appeal.

Following discovery of these issues in September 2007, we obtained mining-specific legal counsel and began communicating with the BLM to find the best and most efficient means to obtain permission to drill and operate on the project area claims. Following a lengthy communication effort, in about late December 2007, we were verbally informed by the BLM that if we obtained title to the claims (without Mr. Matheson as a claim owner) and we re-applied for a new Plan of Operations under our name, the BLM would cooperate with us in granting approval of the new Plan of Operations. During the first quarter of 2008, the Searchlight claim owners agreed to transfer title to the Searchlight claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008. We expect that title to the claims will be transferred to us shortly. We have also retained a consulting firm, Enviroscientists Inc., in Reno, Nevada, to help compile the information and draft a new Plan of Operations which we hope to submit to the BLM in the second quarter of 2008. If our Plan of Operations is approved by the BLM, we anticipate that we may be able to transfer our current bond of $180,500 to cover the reclamation requirements set forth by such an approval.

There is no assurance of the timeline of the BLM if we submit the Plan of Operations for approval, or if the BLM will in fact grant approval. Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM, therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.

In order to maintain our Searchlight Claims, we must pay an annual maintenance fee of $125 per claim to the Nevada State Office of the BLM. We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2008.

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

Compliance With Government Regulation

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. The technical consultants that we hire are experienced in conducting mineral exploration and metallurgical activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consultants will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on our two aforementioned projects. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed processing and mining activities cannot be determined until we complete and operate our first production module on the Clarkdale Slag Project and complete our exploration program on the Searchlight Gold Project.

If we enter into full scale production on our Clarkdale Slag Project or the development of our Searchlight Gold Project, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration or preliminary development phases because the increase in the size of the project. Permits and regulations will control all aspects of any development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

•	water discharge will have to meet water standards;

•	dust generation will have to be minimal or otherwise re-mediated;

•	dumping of material on the surface will have to be re-contoured and re-vegetated;

•	an assessment of all material to be left on the surface will need to be environmentally benign;

•	ground water will have to be monitored for any potential contaminants;

•	the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•	there will have to be an impact report of the work on the local fauna and flora.

Employees

As of April 4, 2008, we had four full-time employees and Clarkdale Metals Corp., our wholly owned subsidiary, had 10 full-time employees and one part-time employee. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-KSB and those reports, statements, information and announcements address activities, events or developments that Searchlight Minerals Corp. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our” or “Searchlight”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

The risk factors referred to in this Report could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties described below are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

RISK FACTORS

Risks Relating to Our Business

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities if we do not obtain additional financing, and our business will fail.

We were incorporated on January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which we may make an evaluation of the future success or failure of our current business plan.

We have a history of operating losses. We recorded a net loss of $2,215,815 for the year ended December 31, 2007 and had an accumulated deficit and have incurred cumulative net losses from operations of $11,152,633 as of December 31, 2007. In addition, we had cash reserves totaling $12,007,344 at December 31, 2007. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

•	our ability to locate a profitable mineral property;

•	positive results from our feasibility studies on the Searchlight Gold Project and the Clarkdale Slag Project;

•	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

•	our ability to generate revenues.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $16,950,000. As at December 31, 2007, we had cash reserves in the amount of $12,007,344. Since December 31, 2007, we raised an additional $7,778,500 through concurrent private placement offerings in February 2008 and the exercise of warrants in January 2008. Our cash position now exceeds our anticipated 12 month budget of $16,950,000. Although this amount is sufficient to meet our anticipated costs for our development and exploration activities during the next twelve months, the actual costs of completing those activities may be greater than anticipated. If the actual costs are significantly greater than anticipated, if we proceed with our development and exploration activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and these securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

For these reasons, the report of our auditor accompanying our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

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

We are an exploration stage company and are still in the process of exploring and developing our mineral projects. We do not have any historical mineral operations upon which to base our estimates of costs. Decisions about the development of our mineral properties will ultimately be based upon feasibility studies. Feasibility studies derive cost estimates based primarily upon:

•	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

•	anticipated recovery rates of gold and other metals from the ore;

•	cash operating costs of comparable facilities and equipment; and

•	anticipated weather/climate conditions.

To date, we have only conducted an internal pre-feasibility study of the Clarkdale Project. In particular:

•	we have conducted limited amounts of drilling at the site;

•	process testing has been limited to smaller scale pilot plants and bench scale testing;

•	our mine plans, slag processing concepts, metallurgical flow sheets and estimated recoveries are still in development stages; and

•	actual metallurgical recoveries may fail to meet preliminary estimates when scaled up from pilot plant scale to production scale.

In order to demonstrate the large scale viability of the project, we will need to complete final feasibility studies that address the economic viability of the project. Capital and operating costs, production and economic returns, and other estimates contained in our final feasibility studies, may differ significantly from our current estimates. There is no assurance that our actual capital and operating costs will not exceed our current estimates. In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties. There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates.

Feasibility estimates typically underestimate future capital needs and operating costs. Our projected operating and capital cost estimates are in preliminary stages and may be subject to significant, upward adjustment based on future events, including the results of any final feasibility study which we may develop.

If the results from our feasibility studies and the production results from the operation of our first test production module are not sufficiently positive for us to proceed with the construction of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

We intend to continue development of our production module on our Clarkdale Slag Project, which is anticipated to consist of a full scale production and processing cycle. This first production module is expected to be used as a final test of the economic feasibility of the Clarkdale Slag Project. However, if the results of our pre-feasibility studies on the Clarkdale Slag Project and the production results from the operation of first production module are not positive, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery. In such event, we will have difficulty in raising additional capital to maintain operations and there would result in a material adverse effect on our operating results, financial condition and our ability to remain in business.

If we are unable to achieve projected mineral recoveries from our test mining activities at the Clarkdale Slag Project and Searchlight Gold Project, then our financial condition will be adversely affected.

As we have not established any reserves on either our Clarkdale Slag Project or Searchlight Gold Project to date, there is no assurance that actual recoveries of minerals from material mined during test mining activities will equal or exceed our exploration costs on our mineral properties. To date, we have completed only a limited amount of drilling and sampling on Clarkdale Slag Project site and the process testing of results has been limited to small pilot plants and bench scale testing. There is no assurance that if we move to production scale from pilot plant scale that our production results will match pre-feasibility estimates. If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

•	costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;

•	availability and costs of financing;

•	ongoing costs of production; and

•	environmental compliance regulations and restraints.

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

Our rights under the Searchlight Claims may be difficult to retain and may not apply to all metals minerals located on the Searchlight property.

Our rights in the Searchlight Claims are the subject of unpatented mining claims made under the General Mining Law of 1872. Legal title to the Searchlight property is held by the United States and there are numerous conditions that must be met for a mining claimant to obtain and retain legal rights in the land and minerals claimed. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

Size limitations for individual claims make it important that there be a discovery before an association placer claim is conveyed from the eight locators to a single entity or individual.

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals, such as precious and base metals that are in placer form. We also are allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. Placer mining claims are not sufficient to claim lode mineralization, and any minerals in veins or in bedrock need to be separately claimed by lode claims. Therefore, any lode deposits within the claims may not presently be claimed by existing locations. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements.

The nature of mineral exploration and production activities involves a high degree of risk; we could incur a write-down on our investment in any project.

Exploration for minerals is highly speculative and involves greater risk than many other businesses. Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. If funding is not available, we may be forced to abandon our operations.

Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as:

•	encountering unusual or unexpected formations;

•	environmental pollution;

•	personal injury and flooding;

•	decrease in recoverable reserves due to a lower precious and base metal prices; and

•	changing environmental laws and regulations.

If management determines that, based on any factors including the foregoing, capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interest. Further, we may become subject to liability for such hazards, including pollution and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Our industry is highly competitive, mineral lands are scarce, and we may not be able to obtain quality properties.

In addition to us, many companies and individuals engage in the mining business, including large, established mining companies with substantial capabilities and long earnings records. There is a limited supply of desirable mineral lands available for claim staking, lease, or acquisition in the United States and other areas where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mining properties since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. Mineral properties in specific areas which may be of interest or of strategic importance to us may be unavailable for exploration or acquisition due to their high cost or they may be controlled by other companies who may not want to sell or option their interests at reasonable prices. In addition, the Clarkdale slag pile is a finite, depleting asset. Therefore, the life of the Clarkdale Project will be finite, if it is ever developed to the point of economic feasibility. Our long-term viability depends upon finding and acquiring new resources from different business. There can be no assurances that the Clarkdale Project will become economically viable, and if so, that we will achieve or obtain additional successful economic opportunities.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada and applicable federal laws as we carry out our exploration program on the Searchlight Gold Project. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Further, the United States Congress is actively considering amendment of the federal mining laws. Among the amendments being considered are imposition of significant royalties payable to the United States and more stringent environmental and reclamation standards, either of which would increase the cost of operations of mining projects. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

•	water discharge will have to meet drinking water standards;

•	dust generation will have to be minimal or otherwise re-mediated;

•	dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

•	an assessment of all material to be left on the surface will need to be environmentally benign;

•	ground water will have to be monitored for any potential contaminants;

•	the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•	there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

We must comply with complex environmental regulations which are increasing and costly.

Our exploration operations are regulated by both Federal and state environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations will impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases the costs of compliance and reclamation, then our operating expenses may increase. This would result adversely affect our financial condition and operating results.

Compliance with environmental quality requirements and reclamation laws imposed by Federal, State, and local governmental authorities may:

•	require significant capital outlays;

•	materially affect the economics of a given property;

•	cause material changes or delays in our intended activities; and

•	expose us to lawsuits.

These authorities may require us to prepare and present data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations.

We do not currently have a government approved Plan of Operation for our Searchlight Gold Project, and if we are not able to obtain an approved Plan of Operation, we will not be able to fulfill our business plan with respect to the Searchlight Gold Project.

The Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill 18 holes on the 3,200 acre project area and to mine a 36 acre pit on the RR304 claim. Although the Plan of Operations was accepted and registered in the name of a Searchlight claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and directors, in September 2007, we learned that Mr. Matheson had been served with an “Immediate Suspension of All Activities” notice by the BLM on May 12, 2006 due to a dispute with the BLM on a project unrelated to the Searchlight Gold Project. This suspension notice covered all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

In about late December 2007, we were verbally informed by the BLM that if we obtained title to the claims (without Mr. Matheson as a claim owner) and we re-applied for a new Plan of Operations under our name, the BLM would cooperate with us in granting approval of the new Plan of Operations. During the first quarter of 2008, the Searchlight claim owners agreed to transfer title to the Searchlight claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008. We expect that title to the claims will be transferred to us shortly. We intend to submit a new Plan of Operations to the BLM in the second quarter of 2008. There is no assurance of the timeline for approval by the BLM if we submit a new Plan of Operations, or that the BLM will grant approval. Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM, therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of the company and you and we do not have any independent board members.
We have ongoing business relationships with affiliates of our management and principal stockholders. In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project and Searchlight Gold Project. We remain obligated to share revenues which may be generated from the operations of the Clarkdale Slag Project with Nanominerals, one of our principal stockholders, and their affiliates, which include two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil. We also have engaged Nanominerals as a paid consultant to provide technical services to us. In addition, we have a similar revenue sharing arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett. Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of another publicly traded, mining related company, which is an affiliate of Nanominerals. For these reasons, we do not have any independent members of our board directors. We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs. However, the existence of these continuing obligations may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. In addition, Nanominerals’ interest in another publicly traded mining company and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests those of our management or their affiliates. These could include:

•	competing for the time and attention of management;

•	potential interests of management in competing investment ventures; and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

Management has not developed any formal process for resolving any actual or potential conflicts of interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

We may suffer adverse consequences as a result of our reliance on outside contractors to conduct our operations.

A significant portion of our operations are currently conducted by outside contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors on acceptable terms;

•	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement with us;

•	interruption of operations in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

•	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could have a material adverse effect on our business, results of operations and financial condition.

Because our management does not have formal training specific to the technicalities of mineral exploration, there may be a higher risk our business will fail.

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

Gold prices are volatile and declines may have an adverse effect on our share price and business plan.

The market price of minerals is extremely volatile and beyond our control. Basic supply/demand fundamentals generally influence gold prices. The market dynamics of supply/demand can be heavily influenced by economic policy. Fluctuating metal prices have a significant impact on our results of operations and operating cash flow. Furthermore, if the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically and we might not be able to recover our investment in those properties. The decision and investment necessary to put a mine into production must be made long before the first revenues from production will be received. Price fluctuations between the time that we make such a decision and the commencement of production can completely change the economics of the mine. Although it is possible for us to protect against some price fluctuations by entering in to derivative contracts (hedging) in certain circumstances, the volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can eliminate.

If the price of base and precious metals declines, our financial condition and ability to obtain future financings will be impaired.

The price of base and precious metals is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of base and precious metals to decrease include the following:

•	sales or leasing of base and precious metals by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	speculative trading;

•	decreased demand for base and precious metals in industrial, jewelry and investment uses;

•	high supply of base and precious metals from production, disinvestment, scrap and hedging;

•	sales by base and precious metals producers and foreign transactions and other hedging transactions; and

•
devaluing local currencies (relative to base and precious metals price in U.S. dollars) leading to lower production costs and higher production in certain major base and precious metals producing regions.

Our business is dependent on the price of base and precious metals. We have not undertaken hedging transactions in order to protect us from a decline in the price of base and precious metals. A decline in the price of base and precious metals may also decrease our ability to obtain future financings to fund our planned exploration programs.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

We have restated certain items on our consolidated balance sheets and statements of operations. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. Our unaudited consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations. Our consolidated statements of operations for the year ended December 31, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses. Related to this issue, our consolidated balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage. Details regarding the independent review and of the restatement and its underlying circumstances are discussed in the Explanatory Notes in Notes 1, 4 and 16 of the Notes to the consolidated financial statements included in our 2007 Form 10-KSB. As a result of the events described above, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

Risks Relating to Our Securities

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock is quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (the “OTCBB”). We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCBB is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

•	price and volume fluctuations in the stock markets;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or law;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent sale of our securities.

Our common stock is subject to “penny stock” regulations that may affect the liquidity of our common stock.

Our common stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;

•	the liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock if it is subject to the penny stock rules.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement applies to us beginning with our annual report on Form 10-KSB for the year ended December 31, 2007. In addition, in the future, an independent registered public accounting firm will be required to attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2. Description of Property

We currently rent the office for our corporate headquarters at the current rate of $4,900 on a month to month basis from Burnett & Williams, LLC, a Nevada limited liability company. The office space, located at Suite 120-2441 West Horizon Ridge Parkway, Henderson, Nevada 89052, consists of approximately 1,150 square feet.
We have a month-to month rental agreement with Clarkdale Arizona Central Railroad. We receive rental income of $1,700 per month.

We rent a commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are currently on a month-to-month basis. We receive rental income under these agreements totaling $1,260 per month.

We entered into a lease on August 25, 2004 with the Town of Clarkdale, Arizona. We provide approximately 60 acres of land to Clarkdale for disposal of Class B effluent. We have a first right to purchase up to 46,000 gallons per day of the effluent for its use at 50% of the potable water rate. In addition, if Class A effluent becomes available, we may purchase the Class A effluent at 75% of the potable water rate. The term of the lease is five years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, we have a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

We hold title to the following real properties located in Clarkdale, Arizona which constitute the Clarkdale Slag Project:

Yavapai County Assessor/
Location	Parcel No.	Description of Property
Clarkdale, Arizona	400-01-007E 400-02-001 400-01-007F 400-05-017D 400-06-001Y 400-05-006A 400-06-002C 400-05-013F 400-05-013G 400-05-001E 400-05-001F	Parcels of vacant land comprising approximately 600 acres
919 Main Street, Clarkdale, Arizona	###-##-####	Commercial building
Clarkdale, Arizona	Parcel I	Lots 1 and 2, Block 44, town of Clarkdale according to the plat of record in Book 5 of Maps, page 85, records of Yavapai County, Arizona.
Clarkdale, Arizona	Parcel II	A portion of the Northeast quarter of Section 20, Township 16 North, Range 3 East of the Gila and Salt River Base and Meridian, Yavapai County, Arizona
Clarkdale, Arizona	Parcel III
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

Item 3. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

We believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the OTCBB under the symbol “SRCH.” Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented, as reported on the website of the NASDAQ Stock Market. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low
Year Ending December 31, 2008
First Quarter	$4.18	$2.25
Year Ended December 31, 2007
Fourth Quarter	3.25	1.65
Third Quarter	3.40	2.60
Second Quarter	4.00	2.80
First Quarter	4.35	3.10
Year Ended December 31, 2006
Fourth Quarter	4.50	1.57
Third Quarter	2.45	1.50
Second Quarter	3.00	1.50
First Quarter	2.05	0.44

On April 11, 2008, the closing sales price for the common stock was $3.01, as reported on the website of the NASDAQ Stock Market. As of April 9, 2008, there were approximately 226 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 104,116,641 outstanding shares of common stock.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A (C)
Equity compensation plans approved by security holders	107,246	$1.86	3,892,754
Equity compensation plans not approved by security holders	3,545,700	$0.27	-
TOTAL	3,652,946	$0.93	3,892,754

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Recent Sales of Unregistered Securities

We reported recent issuances of unregistered securities in the fourth quarter of 2007 and the first quarter of 2008 under cover of the following reports:

•	Form 10-QSB for the quarter ended September 30, 2007,

•	Form 8-K dated January 3, 2008,

•	Form 8-K dated February 5, 2008, and

•	Form 8-K dated February 21, 2008.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

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

Clarkdale Slag Project

During 2007, we obtained full ownership of the Clarkdale Slag Project through a merger with the previous owners of the project, Transylvania International, Inc. We believe that this transaction was a key strategic acquisition for us. This acquisition followed in the footsteps from the encouraging results we obtained in 2006 from our drilling and bulk testing program under strict chain-of-custody performed by our independent engineers, Mountain States. Following the closing of the acquisition, we spent much effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment, as well as refurbishing an existing building on the project site that will be used to house the first production module.

During 2008, our plan of operation on the Clarkdale Slag Project is to complete and operate the first production module which is expected to process between 100 and 250 tons per day of slag material. The production module continues to be in the development stage. The production module has been intended to be designed to allow the grinding, leaching, filtering and extraction of metals from the slag within our module building and electrowinning building. We have made progress on the architecture and engineering phases of the production module, and have ordered or received much of the equipment necessary for the assembly of the production module. However, we must still obtain a Certificate of Occupancy from the town of Clarkdale to begin to operate the production module. We anticipate that our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project. If the feasibility of the project proves economically viable, we expect to commence construction of a full-scale production facility, subject to our obtaining the necessary additional financing to construct the facility.

We have faced challenges during the development of our production module, such as delays in receiving large pieces of equipment from the manufacturers, which has consequently pushed out the completion timeline of the module from what we had previously reported. We remain encouraged, however, by the progress we have made in the development of the first production module and remain committed to its eventual completion and operation, which we anticipate to begin in the third quarter of 2008.

If a final feasibility study supports the economic viability of the project, we intend to install subsequent modules in parallel which would be comparable in technology, scale and cost to the initial production module. We expect that there will be significant financing requirements in order to finance the construction of a full-scale, production facility, and cannot assure you that such funding will be available at all or on terms that are reasonably acceptable to us. However, if the results from our feasibility study and the results from the operation of the production module do not support a basis for us to proceed with the construction of our proposed, full-scale production facility, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

Searchlight Gold Project
During 2007, we continued our exploration efforts on our Searchlight Gold Project. In particular, we contracted with independent engineers, Arrakis, Inc., to continue performing a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody. Results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as “microwave digestion” and “autoclave” leaching. However, autoclave methods typically carry high capital and operating costs on a large. We were encouraged enough by these results to commit additional resources in the attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. However, there is no assurance that the project will be economically viable.

Also in 2007, our ability to carry out a drilling program on the project was halted by the suspension of the Searchlight claim owners’ Plan of Operations due to a dispute between the BLM and one of our current principal stockholders and former officers and directors, K. Ian Matheson, on a project unrelated to ours. We have taken steps to obtain a new drilling permit by communicating with the BLM to address the issues, working with the claim owners to acquire title to the claims and engaging a consultant, Enviroscientists, Inc., to prepare a new Plan of Operations which we intend to submit to the BLM in the second quarter of 2008.

In 2008, we have budgeted $1,000,000 to our work program for the Searchlight Gold Project and focused on continuing the testing program with Arrakis, which includes metallurgical testing, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also continue to work with the BLM, Enviroscientists, the claim owners and our mining attorneys to help us obtain a BLM approved Plan of Operations containing the necessary permits to carry out our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is anticipated to commence in 2008. There is no assurance of the timeline if we submit the Plan of Operations for approval to the BLM, or if the BLM will grant approval. Our drilling and mining program on the project is dependent on obtaining the necessary approval from the BLM. Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project. There is also no assurance that the Searchlight Gold Project will be economically viable.

Anticipated Cash Requirements

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	COST

Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,000,000
Consulting Services	$2,000,000

SUBTOTAL	$5,000,000

Clarkdale Slag Project
Building Rehabilitation	$750,000

Production Module Assembly	$2,500,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000
Phase II - Preparation for expansion to 2,000 tons per day	$6,000,000

SUBTOTAL	$10,950,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000

SUBTOTAL	$1,000,000

TOTAL	$16,950,000

Critical Accounting Policies

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

Mineral rights - We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value of the mineral rights acquired.

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

Exploration costs - Mineral exploration costs are expensed as incurred.

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

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. If events and circumstances warrant evaluation, we use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. Our consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations. Our consolidated statements of operations for the year ended December 31, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses. Related to this issue, our consolidated balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

The unaudited consolidated statement of operation for the period from January 14, 2000 (date of inception) through December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, we announced that we were reorganizing the company and changing our focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

The consolidated statement of operations for the year ended December 31, 2006, has been restated to reclassify foreign currency translation adjustment as general and administrative expense. Foreign currency translation adjustment was related to translation of accounts payable assumed as part of reorganization in 2005. This restatement had the impact of increasing net loss and eliminating other comprehensive loss for the year ended December 31, 2006 by $11,769. Related to the same issue, the consolidated balance sheet at December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during explorations stage. Our accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments. These restatements had the impact of eliminating accumulated other comprehensive loss and increasing accumulated deficit during exploration stage at December 31, 2006 by $121,606.

In addition, we initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. The Searchlight Gold Project mineral properties have been restated in the financial statements included in this Annual Report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance. The restatement to the balance sheet at December 31, 2006 had the impact of increasing stockholders equity by $3,530,000 and the mineral asset by $4,121,562.  The impact to the statement of operations reflects an income tax benefit obtained of $591,562.

A description of the restatements made to our financial statements is provided at Note 16 to the consolidated financial statements for the year ended December 31, 2007 included with this Annual Report on Form 10-KSB.

Results of Operations

The following table illustrates a summary of our results of operations or the periods listed below:

	Year Ended December 31,
		2006	Percentage
	2007	(restated)	Increase / (Decrease)
Revenue	$36,410	$ Nil	n/a
Operating Expenses	(3,652,796)	(3,736,079)	(2.2)%
Interest and Dividend Income	314,193	77,032	307.9%
Income tax benefit	1,086,378	446,472	143.3%
Net Loss	$(2,215,815)	$(3,216,963)	(31.1%)

Revenue

During the year ended December 31, 2007, we received revenues of $36,410 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at a rate of $1,260 per month. The lease arrangements are on a month to month basis with no formal agreements. We did not generate any revenues from inception in 2000 through the year ended December 31, 2006.

We are currently in the exploration stage of our business, have not earned any revenues from our planned mineral operations to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
		2006	Percentage
	2007	(restated)	Increase / (Decrease)
Mineral exploration and evaluation expenses	$1,149,755	$2,024,932	(43.2)%
Mineral exploration and evaluation expenses – related party	360,000	495,000	(27.3)%
Administrative - site	513,759	-	n/a
General and administrative	1,564,208	1,209,838	29.3%
General and administrative – related party	25,261	-	n/a
Depreciation	37,751	6,309	498.4%
Interest expense	2,062	-	n/a
Total Operating Expenses	$3,652,796	$3,736,079	(2.2)%

Operating expenses decreased to $3,652,796 in the year ended December 31, 2007 from $3,736,079 in the year ended December 31, 2006. Operating expense decreased in 2007 primarily as a result of increases in general and administrative expenses and site administrative expenses, offset by decreases in mineral exploration and evaluation expenses.

General and administrative expenses increased to $1,564,208 in the year ended December 31, 2007 from $1,209,838 in the year ended December 31, 2006. General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania, the completion of our equity financings and the preparation of a registration statement on Form SB-2; (ii) increased management fees related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the years ended December 31, 2007 and 2006 were compensation expenses related to the granting of stock options of $233,286 and $186,094, respectively. On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan. As of December 31, 2007, 107,246 options have been granted under the 2007 Plan with an exercise price ranging from $1.75 to $3.45 per share. The options are fully vested and expire in various proportions on June 15, 2009 and December 14, 2007. During the year ended December 31, 2007, we issued options to acquire 75,700 shares of common stock under our 2006 Stock Option Plan to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012.

In addition, we paid $25,261 in the year ended December 31, 2007 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. We did not pay such expenses to such firm in the year ended December 31, 2006.

Mineral exploration and evaluation expenses decreased to $1,509,755 in the year ended December 31, 2007 from $2,519,932 in the year ended December 31, 2006. Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project during the year ended December 31, 2007.

Included in mineral exploration and evaluation expenses were the amounts of $360,000 and $495,000 paid in the years ended December 31, 2007 and 2006, respectively, to Nanominerals (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further we paid $513,759 for administrative expenses relating to the Clarkdale Project in the year ended December 31, 2007. We did not pay such expenses in the year ended December 31, 2006.

For the year ended December 31, 2007, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $2,123,833. For the year ended December 31, 2006, we purchased services from one major vendor, Nanominerals, which exceeded more that 10% of total purchases and amounted to approximately $495,000.

Other Income and Expenses

Total other income increased to $314,193 in the year ended December 31, 2007 from $72,644 in the year ended December 31, 2006. The increase in total other income primarily resulted from an increase in interest and dividend income to $314,331 in the year ended December 31, 2007 from $77,032 in the year ended December 31, 2006.

Income Tax Benefit

Income tax benefit increased to $1,086,378 in the year ended December 31, 2007 from $446,472 in the year ended December 31, 2006. The increase in income tax benefit primarily resulted from the increase in net operating losses in 2007 from 2006.

Net Loss

The aforementioned factors resulted in a net loss of $2,215,815, or $0.02 per common share, for the year ended December 31, 2007, as compared to a net loss of $3,216,963, or $0.05 per common share, for the year ended December 31, 2006. As of December 31, 2007 and 2006, we had cumulative net operating loss carryforwards of approximately $7,801,699 and $4,779,806, respectively for federal income taxes and no material loss carryforwards as of December 31, 2006 for state income tax purposes. The net operating loss carryforwards expire between 2025 and 2027.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. In 2007 and the first quarter of 2008, we conducted the following private placements of our securities:

•
On February 7, 2008, we completed two concurrent private placement offerings for gross proceeds of $5,250,000 to non-US persons and to US accredited investors. A total of 3,281,250 units were issued at a price of $1.60. Each unit sold consisted of one share of our common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of our common stock were issued as commission to agents in connection with these offerings.

•
On January 30, 2008, we received gross proceeds of $2,528,500 and issued an aggregate of 3,890,000 shares of our common stock on the exercise of warrants we issued in January, 2006. Each warrant entitled the holder to purchase one share of our common stock at a price of $0.65 per share on or before January 18, 2008. The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to January 18, 2008 expiration date.

•
On December 26, 2007, we completed a private placement of a total of 3,125,000 units at a $1.60 per unit for total proceeds of $5,000,000. Each unit is comprised of one share of our common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.40 per share for a period of two years from the date of issuance. In addition, we issued an additional 156,250 shares of our common stock to such investor, equal to 5% of the total number of units subscribed for by such investor. Including the shares issued as a commission, we issued an aggregate of 3,281,250 shares of common stock and 1,562,500 share purchase warrants to such investor.

•
On March 22, 2007, we closed a private placement for gross proceeds of $6,678,483. In connection with such private placement, we sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per Share. We paid an aggregate commission and corporate finance fee of $525,386 in connection with such private placement and paid additional commissions of warrants to purchase 75,175 shares of common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

•
On February 23, 2007, we closed a private placement and issued 4,520,666 units for aggregate gross proceeds of $13,562,002. Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. We paid total commissions of $381,990 and warrants to purchase 90,870 shares of common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

•
Also on February 23, 2007, we closed a private placement and issued 575,000 units for aggregate gross proceeds of $1,725,000. Each unit consisted of one share of common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. We paid total commissions of $111,100 and received warrants to purchase 12,300 shares of common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

The following is a summary of our working capital and uses of cash at December 31, 2007 and 2006:

		At December 31, 2006	Percentage
	At December 31, 2007	(restated)	Increase / (Decrease)
Current Assets	$12,200,133	$3,790,483	221.9%
Current Liabilities	(7,421,170)	(1,583,306)	368.7%
Working Capital	$4,778,963	$2,207,177	116.5%

Cash Flows

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Cash Flows used in Operating Activities	$(3,358,558)	$(3,052,236)
Cash Flows used in Investing Activities	(14,185,654)	(225,748)
Cash Flows provided by Financing Activities	25,867,308	6,256,376
Net Increase in Cash During Period	$8,323,096	$2,978,392

As of December 31, 2007, we had an accumulated deficit of $11,152,633. As of December 31, 2007, we had working capital of $4,778,963, compared to working capital of $2,207,177 as of December 31, 2006. The increase in our working capital was primarily attributable to the completion of our private placements in 2007 partially offset by our net loss. Cash and cash equivalents were $12,007,344 as of December 31, 2007, as compared to $3,684,248 as of December 31, 2006. Property and equipment increased by $4,872,100 to $4,902,287 as of December 31, 2007 from $30,187 as of December 31, 2006. The increase primarily resulted from site improvement and equipment acquisitions at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying restated consolidated financials statements is a balance of $53,875,079 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Net cash used in operating activities increased to $3,358,558 in the year ended December 31, 2007 from $3,052,236 in the year ended December 31, 2006. The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $639,906 and change in accounts payable and accrued liabilities of $697,209.

We used $14,185,654 in investing activities in the year ended December 31, 2007, as compared to $225,748 in the year ended December 31, 2006. The increase in the year ended December 31, 2007 was primarily a result of the payment to VRIC of $9,900,000 in connection with the acquisition of Transylvania and the purchase of $4,155,549 of property and equipment relating to the Clarkdale Slag Project. Cash used in investing activities in the year ended December 31, 2006 primarily consisted of $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

Net cash provided by financing activities was $25,867,308 for the year ended December 31, 2007 compared to $6,256,376 for the year ended December 31, 2006. Net cash provided by financing activities in the year ended December 31, 2007 primarily resulted from the receipt of $26,813,817 from the proceeds of private placements of our securities, offset by $677,570 of related expenses and $330,000 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities in the year ended December 31, 2006 primarily resulted from the receipt of $6,271,376 from the gross proceeds of private placements of our securities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

•	our ability to locate a profitable mineral property;

•	positive results from our feasibility studies on the Searchlight Gold Project and the Clarkdale Slag Project;

•	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

•	our ability to generate revenues.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $16,950,000. As at December 31, 2007, we had cash reserves in the amount of $12,007,344. Since December 31, 2007, we raised an additional $7,778,500 through concurrent private placement offerings in February 2008 and the exercise of warrants in January 2008. Our cash position now exceeds our anticipated 12 month budget of $16,950,000. Although this amount is sufficient to meet our anticipated costs for our development and exploration activities during the next twelve months, the actual costs of completing those activities may be greater than anticipated. If the actual costs are significantly greater than anticipated, if we proceed with our development and exploration activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and these securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

For these reasons, the report of our auditor accompanying our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. We are currently evaluating the impact that Proposed FSP may have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 159 will have on our financial statements.

Item 7. Financial Statements

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. Searchlight Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION /s/ Burton H. Armstrong

April 12, 2008
Bakersfield, California

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(restated)
ASSETS

Current assets
Cash	$12,007,344	$3,684,248
Prepaid expenses	192,789	106,235

Total current assets	12,200,133	3,790,483

Property and equipment, net	4,902,287	30,187
Mineral properties	11,519,664	4,248,696
Slag project	130,516,368	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Reclamation bond and deposit	183,000	183,040
Joint venture and merger option agreements	-	890,000

Total non-current assets	156,337,469	5,351,923

Total assets	$168,537,602	$9,142,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$849,910	$888,651
Accounts payable - related party	41,974	311,863
Loan payable - related party	-	382,792
VRIC payable, current portion	106,303	-
Due to VRIC	6,400,000	-
Capital lease payable, current portion	22,983	-

Total current liabilities	7,421,170	1,583,306

Long-term liabilities
VRIC payable, net of current portion	3,211,101	-
Capital lease payable, net of current portion	64,317	-
Deferred tax liability	53,875,079	-

Total long-term liabilities	57,150,497	-

Total liabilities	64,571,667	1,583,306

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 96,965,391 and 67,231,000 shares, respectively, issued and outstanding	96,865	67,231
Additional paid-in capital	114,913,703	16,428,687
Common stock subscribed	108,000	-
Accumulated deficit during exploration stage	(11,152,633)	(8,936,818)

Total stockholders' equity	103,965,935	7,559,100

Total liabilities and stockholders' equity	$168,537,602	$9,142,406

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-	-	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for 1,000,000 shares of common stock to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for 500,000 shares of common stock in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of common stock for 20 mining claims (restated, see Note 16)	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stockin satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash, Reg. D 506 - Private Placement, $0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for 1,500,000 shares of common stock to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss (as previously reported)	-	-	-	-	(1,601,069)	(1,601,069)

Restatement for deferred tax benefit related to mineral properties acquisition	-	-	-	-	145,090	145,090

Balance, December 31, 2005 (restated)	52,150,000	52,150	6,533,298	270,000	(5,719,855)	$1,135,593

Issuance of common stock for cash, Reg. D - Private Placement, $0.45 per share, net of $87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for 120,000 shares of common stock to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for 500,000 shares of common stock to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for 100,000 shares of common stock to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash Reg. S - Private Placement, $0.375 per share from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	612,500	613	382,200	-	-	382,813

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of stock options for 100,000 shares of common stock to officer for recruitment amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for 50,000 shares of common stock to employee for recruitment amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock for mining claims (restated, see Note 16)	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued to employee and officer over vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(3,216,963)	(3,216,963)

Balance, December 31, 2006 (restated)	67,231,000	67,231	16,428,687	-	(8,936,818)	7,559,100

Issuance of common stock in connection with the acquisition to five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for 182,946 shares of common stock to three officers, two employees and a consultant	-	-	220,194	-	-	220,194

Issuance of common stock for cash Reg. D - Private Placement, $3.00 per share, net of $381,990 commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $111,100 commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $525,386 commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued to employee and officer over vesting period	-	-	13,092	-	-	13,092

Issuance of common stock for mining claims (restated, see Note 16)	1,400,000	1,400	4,506,600	-	-	4,508,000

Issuance of common stock related to exercise of warrants	400,000	400	259,600	-	-	260,000

Common stock subscribed for exercise of warrants and options	-	-	-	90,000	-	90,000

Issuance of common stock for directors' compensation	6,314	6	17,994	-	-	18,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock related to exercise of options	400,000	400	99,600	-	-	100,000

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	3,125,000	3,125	4,996,875	-	-	5,000,000

Issuance of common stock as commission in connection with foreign offering	156,250	156	(156)	-	-	-

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Capitalization of Phage related party liability to equity	-	-	742,848	-	-	742,848

Net loss December 31, 2007	-	-	-	-	(2,215,815)	(2,215,815)

Balance, December 31, 2007	96,865,391	$96,865	$114,913,703	$108,000	$(11,152,633)	$103,965,935

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the period from January 14, 2000 (Date of Inception) Through December 31, 2007
		(restated)	(unaudited) (restated)

Revenue - rents	$36,410	$-	$36,410

Operating expenses
Mineral exploration and evaluation expenses	1,149,755	2,024,932	4,061,710
Mineral exploration and evaluation expenses - related party	360,000	495,000	855,000
Administrative - site	513,759	-	513,759
General and administrative	1,564,208	1,209,838	3,487,142
General and administrative - related party	25,261	-	25,261
Depreciation	37,751	6,309	45,010
Interest expense	2,062	-	2,062

Total operating expenses	3,652,796	3,736,079	8,989,944

Loss from operations	(3,616,386)	(3,736,079)	(8,953,534)

Other income (expense):
Loss on equipment disposition	(138)	(4,388)	(4,526)
Interest and dividend income	314,331	77,032	391,363

Total other income (expense)	314,193	72,644	386,837

Loss before income taxes	(3,302,193)	(3,663,435)	(8,566,697)

Income tax benefit	1,086,378	446,472	1,677,940

Loss from continuing operations	(2,215,815)	(3,216,963)	(6,888,757)

Discontinued operations:
Loss from discontinued operations (see Note 16)	-	-	(4,263,876)

Net loss	(2,215,815)	(3,216,963)	(11,152,633)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.02)	$(0.05)
Loss from discontinued operations	-	-

Net loss	$(0.02)	$(0.05)

Weighted average common shares outstanding - Basic and diluted	88,942,414	62,057,693

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006	Period from January 14, 2000 (Date of inception) through December 31, 2007
		(restated)	(unaudited) (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,215,815)	$(3,216,963)	$(11,152,633)
Deduct: Loss from discontinued operations	-	-	(4,263,876)
Loss from continuing operations	(2,215,815)	(3,216,963)	(6,888,757)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	37,751	6,309	45,010
Stock based expenses	269,286	289,094	958,162
Loss on disposition of fixed assets	138	4,388	5,875
Amortization of prepaid expense	170,413	-	170,413
Changes in operating assets and liabilities:
Other current assets	(256,967)	(106,235)	(363,202)
Other assets	40	(2,540)	(183,000)
Accounts payable and accrued liabilities	(277,026)	420,183	166,326
Deferred income taxes	(1,086,378)	(446,472)	(1,677,940)

Net cash used in operating activities	(3,358,558)	(3,052,236)	(7,767,113)
Net cash used in operating activities from discontinued operations	-	-	(3,052,032)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	(200,000)	(890,000)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Purchase of property and equipment	(4,155,549)	(25,748)	(4,197,382)

Net cash used in investing activities	(14,185,654)	(225,748)	(15,204,621)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	26,813,817	6,271,376	35,776,001
Stock issuance costs	(677,570)	-	(677,570)
Proceeds/payments on loan payable	-	(15,000)	-
Principal payments on capital lease payable	(28,939)	-	(28,939)
Cash paid on deferred purchase liability	(330,000)	-	(330,000)
Proceeds from subscribed stock	90,000	-	360,000

Net cash provided by financing activities	25,867,308	6,256,376	35,099,492
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH	8,323,096	2,978,392	12,007,344

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$12,007,344	$3,684,248	$12,007,344

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2007	December 31, 2006	Period from January 14, 2000 (Date of inception) through December 31, 2007
		(restated)	(unaudited) (restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid	$2,062	$-	$52,813

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through financing	$444,691	$-	$444,691

Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$4,508,000	$3,530,000	$7,588,000

Assets acquired for liabilities incurred in the acquisition	$10,174,404	$-	$10,174,404

Deferred tax liability assumed	$54,961,457	$591,562	$55,553,019

Merger option payment applied to the acquisition	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000

Capitalization of Phage related party liability to equity	$742,848	$-	$742,848

Stock issued for conversion of accounts payable, 100,000 shares at $0.72	$-	$-	$72,000

Stock issued for compensation 50,000 shares at $2.06	$-	$103,000	$103,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

Description of business– Searchlight Minerals Corp. is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History– The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.”

In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered an exploration stage enterprise. Also in connection with its corporate restructuring, its board of directors approved a change in its name from “Phage Genomics, Inc.” (Phage) to "Searchlight Minerals Corp.” effective June 23, 2005.

Going concern– The Company incurred cumulative net losses of $11,152,633 from operations as of December 31, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation– The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (CML) and Clarkdale Metals, Corp. (CMC). Significant intercompany accounts and transactions have been eliminated.

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Mineral rights– The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value of the mineral rights acquired.

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

Slag project acquisition – (See Note 3 and 11)

Slag project has been restated for deferred future income tax liability assumed as part of the merger transaction with Transylvania International, Inc. (TI). The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration of $87,843,779 and the tax basis of $1,856,575 as computed in accordance with EITF 98-11 and SFAS 109, resulted in an increase to the total purchase price of $52,198,489 which was applied to the slag project asset in the absence of there being a goodwill component associated with the transaction in accordance with EITF 98-11 and SFAS 109.

Exploration costs– Mineral exploration costs are expensed as incurred.

Fixed assets– Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Impairment of long-lived assets– It is the Company’s policy to capitalize mineral rights and mineral properties acquired as tangible assets in accordance with EITF 04-02. The Company has two mineral properties that are in exploration stage and has considered the Value Beyond Proven and Probable (VPBB) in accordance with EITF 04-03 “Mining Assets: Impairment and Business Combinations” in evaluating the carrying value of these mineral assets. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals. The Company has continued to follow its plan of exploration for each of the properties since the dates of their acquisition.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. For evaluation of possible impairment, the Company considers EITF 04-03 . The assets are also subject to impairment consideration under SFAS No, 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2007 exploration progress on these properties is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Asset retirement obligation– The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fair value of financial instruments– Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value.

Revenue recognition– Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development– All research and development expenditures during the period have been charged to operations.

Earnings (loss) per share– The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2007 and December 31, 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,352,207 and 27,196,773, respectively.

Income taxes– The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

For acquired properties, that do not constitute a business as defined in EITF 98-3, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with EITF 98-11 and SFAS 109.

Expenses of offering– The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation– On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New accounting pronouncements– In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently evaluating the impact that Proposed FSP may have on the financial position, results of operations and cash flows of the Company.

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

Correction of an error related to valuation of mineral properties acquired– (See Note 4) The Company has determined that the method used in prior periods to value the mineral properties acquired was not appropriate and has restated mineral properties to reflect the trading price at the issuance date for shares issued for the mineral properties and revision of the acquisition cost to reflect the assumption of the deferred tax liability on the difference between the book and tax cost.

Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue. Based on the reassessment, the Company determined that the mineral properties have been understated commencing with the period ended December 31, 2005. As a result, the Company concluded that the balance sheet at December 31, 2006 should be restated.

The restatement of Searchlight Claims mineral properties reflects the revised consideration and the deferred future income tax liability assumed as part of the subsequent contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration to date of $8,165,134 and the tax basis of $127,134 as computed in accordance with EITF 98-11 and SFAS 109, resulted in an increase to the total purchase price which was applied to the mineral properties asset in the absence of there being a goodwill component associated with the transaction in accordance with EITF 98-11 and SFAS 109.

The restatement to the balance sheet at December 31, 2006 had the impact of increasing, stockholders equity by $3,530,000 and the mineral asset by $4,121,562. The impact to the statement of operations reflects an income tax benefit obtained of $591,562. The restatement to the balance sheet at January 1, 2006 for the 2005 acquisition had the impact of increasing stockholders equity by $450,000 and the mineral asset by $559,090. The impact to the statement of operations reflects an income tax benefit obtained of $145,090.

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Furniture and fixtures	$34,694	$15,600
Lab equipment	2,804	2,804
Computers and equipment	32,594	17,788
Income property	309,750	—
Construction in progress	4,408,796	—
Vehicles	38,175	—
Site equipment	119,203	—
	4,946,016	36,192
Less accumulated depreciation	43,729	6,005

	$4,902,287	$30,187

Depreciation expense was $37,751 and $6,309 for the years ended December 31, 2007 and 2006, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MERGER WITH TRANSYLVANIA INTERNATIONAL, INC.

On February 15, 2007, the Company completed a merger with TI which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary CML. This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”).

The Company believes the acquisition of the Clarkdale Slag Project was beneficial because it provides for 100% ownership of the properties, thereby eliminating the need to finance and further develop the project in a joint venture environment.

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

c)
The Company issued 16,825,000 shares of its common stock, valued at $3.975, using the average of the high and low on the Closing Date to the designates of VRIC on the closing pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

In addition, under the agreements, the Company has the following continuing obligations:

d)
The Company agreed to continue to pay VRIC $30,000 per month until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by the Company (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement;

e)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

f)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and,

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MERGER WITH TRANSYLVANIA INTERNATIONAL, INC. (continued)

g)
The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project. The Company has accounted for this as a contingent payment and upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

The following table reflects the components of the acquisition:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Common stock issued	66,879,375
Monthly payments, current portion	395,001
Monthly payments, net of current portion	3,252,403
Due to VRIC	6,400,000
Acquisition costs	127,000

Total purchase price	87,843,779

Net deferred income tax liability assumed - slag project	52,198,489

$140,042,268

In accordance with EITF 98-11 the purchase price of $140 million has been allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects allocation of the purchase price:

Allocation of purchase price:
Slag project (including net deferred tax liability assumed of $52,198,489)	$130,516,368
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$140,042,268

For the year ended December 31, 2007, TI operations were limited to minor rental activity revenue of approximately $10,000 and rental expenses and property holding costs of approximately $8,000 for net pre tax income of approximately $2,000.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 16)

As of December 31, 2007, mining claims totaling $11,519,664 consist of twenty mining claims located in Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada.

The mining claims are capitalized as tangible assets in accordance with Emerging Issues Task Force abstract 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Reported	Adjustments	As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	$577,134
Net deferred income tax liability assumed	—	145,090	145,090

Mineral properties balance, December 31, 2005	127,134	595,090	722,224

Share issuance to obtain mineral properties, July 27, 2006	—	3,080,000	3,080,000
Net deferred income tax liability assumed	—	446,472	446,472

Mineral properties balance, December 31, 2006	127,134	4,121,562	4,248,696

Share issuance to obtain mineral properties, June 29, 2007	—	4,508,000	4,508,000
Net deferred income tax liability assumed	—	2,762,968	2,762,968

Total mineral properties balance, December 31, 2007	$127,134	$11,392,530	$11,519,664

5.	CAPITALIZED LIABILITIES – FORMER SUBSIDIARY, OFFICERS AND DIRECTORS

As of December 31, 2006, related party loan payable of $382,792 consisted of borrowings from former officers and directors of the Company. In addition, $360,056 was included in accounts payable that was due to a former subsidiary of the Company dating back to 2002. In 2007, the Company performed an internal review of the status of these items and determined that based on the facts available these items were satisfied and should be treated as capital contributions related to the restructuring of the Company. The Company recorded the removal of these items at December 31, 2007 as capital transactions of an affiliate and increased paid-in capital by $742,848.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. Capital lease payable consisted of the following at December 31,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	2007	2006
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$87,300	$—

					87,300	—
Capital lease payable, current portion					(22,983)	—

Capital lease payable, net of current portion					$64,317	$—

The following table represents future minimum lease payments on capital lease payable for the years ending December 31,

2008	$26,401
2009	26,401
2010	26,401
2011	15,401
Thereafter	—

Total future minimum lease payments	$94,604
Imputed interest	(7,304)

Present value of future minimum lease payments	$87,300

The following assets acquired under capital lease and related amortization were included in property, plant and equipment at December 31,

	2007	2006

Site Equipment	$116,239	$—
Accumulated amortization	(16,952)	—

	$99,287	$—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	VRIC PAYABLE

Pursuant to the Clarkdale acquisition agreement the Company agreed to pay VRIC $30,000 per month. Commencing upon project funding, the $30,000 per month payment to VRIC ceases and is replaced by payment of an Advance Royalty (the “Advance Royalty”) of $500,000 annually with no deduction or offset against the Royalty, except that the NSR Royalty and Advance Royalty combined shall not exceed $500,000 in any calendar year.

The Advance Royalty shall continue for a period of ten (10) years from the Agreement Date or until such time that the NSR Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end forever.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of future cash flows. The effective interest rate used was 8.00%, resulting in an initial present value of $3,317,404 and imputed interest of $1,312,941, with interest commencing January 1, 2008.

The following table represents future principal payments on VRIC payable for the years ending December 31,

2008	$106,303
2009	491,554
2010	274,279
2011	297,044
2012	321,699
Thereafter	1,826,525

$3,317,404

VRIC payable, current portion	(106,303)

VRIC payable, net of current portion	$3,211,101

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2007, the Company awarded 3,214 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.80 and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of December 31, 2007.

b)
On December 26, 2007, the Company completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at a $1.60 per unit for total proceeds of $5,000,000. Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. In addition, the Company has issued an additional 156,250 shares of its common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited. Including the shares issued as a commission, the Company has issued an aggregate of 3,281,250 shares of its common stock and 1,562,500 share purchase warrants to the Arlington Group Limited under the private placement. The private placement was completed pursuant to the provisions of Regulation S under the Securities Act of 1933.

c)
On December 12, 2007, the Company received $65,000 for exercise of warrants to purchase 100,000 shares at $0.65. Transaction is recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

d)
On September 30, 2007, the Company awarded 3,157 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at the nearest closing date to quarter end of $2.85 and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the share on November 13, 2007.

e)
On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25. Transaction is recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

f)
On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

g)
On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

h)
On March 22, 2007 the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of US$4.50 per Share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. An aggregate commission and corporate finance fee totalling $525,386 was paid by the company to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

i)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)
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

k)
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

During the year ended December 31, 2006, the Company’s stockholders’ equity activity consisted of the following:

a)
On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)
On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 7,327,000 shares of $0.625 per share and 1,179,000 shares at $0.25 per share. Each of the warrants was set to expire between June 2 and June 7, 2006 and all were exercised.

c)
On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer. In addition, the Company advanced $33,084 for withholding taxes required to be paid on total compensation of $103,000. The advance was repaid in full on December 31, 2006.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

d)
On February 9, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 612,500 shares of common stock with an exercise price of $0.625 expiring between June 2 and June 7, 2006. These are related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the private placements completed in September 2005. Pursuant to the private placements, subscribers received penalty units consisting of one share and one half of one share purchase warrant. The penalty units were exercisable into 1/10th of the total number of units issued in the private placement if a registration statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

e)
On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants. Each purchase warrant is exercisable into one share at a price of $0.65 expiring on January 18, 2008. Total gross proceeds for this offering were $1,775,000.

Warrants associated with the 2007 and 2006 equity issuances do not constitute a registration payment arrangement.

9.	OPTION PLAN

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

The 2007 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant and the option price for non-qualified stock options be no less than 85% of the fair market value of the stock at the date of the grant. The maximum term of an option shall be established for that option by the Board of Directors or, if not so established, shall be ten years from the grant date. Options granted under the 2007 Plan become exercisable and expire as determined by the Board of Directors.

During the year ended December 31, 2007, the Company granted stock options as follows:

a) On December 14, 2007, the Company granted incentive stock options under the 2007 Plan for the purchase of 50,000 shares of common stock at $1.75 per share. The incentive stock options were granted to an employee, are fully vested and expire on December 14, 2009.

b)
On December 14, 2007, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 50,000 shares of common stock at $1.75 per share. The nonqualified stock options were granted to a consultant, are fully vested and expire on December 14, 2009.

c)
On June 15, 2007, the Company granted incentive stock options under the 2007 Plan for the purchase of 7,246 shares of common stock at $3.45 per share. The options were granted to an employee, are fully vested and expire on June 15, 2009.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OPTION PLAN (continued)

d)
On February 16, 2007, the Company granted nonqualified stock options under the 2006 Plan for the purchase of 75,700 shares of common stock at $4.04 per share. The options were granted to three officers and employee, are fully vested and expire on February 16, 2012.

Expenses for the years ended December 31, 2007 and 2006 related to granting of stock options were $233,286 and $186,094, respectively and are included in general and administrative expense.

Stock options– During the years ended December 31, 2007 and 2006, the Company granted stock options to employees and directors totaling 182,946 and 870,000, respectively, with a weighted average strike price of $2.76 and $2.25 per share, respectively. Certain stock options were exercisable upon grant and have a life of 5 years. As of December 31, 2007 stock options outstanding totaled 3,652,946 with a weighted average strike price of $0.93 per share.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2005	3,000,000	$0.35
Options granted and assumed	870,000	2.25
Options expired	—	—
Options cancelled	—	—
Options exercised	—	—

Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	182,946	2.76
Options expired	—	—
Options cancelled	—	—
Options exercised	(400,000)	0.25

Balance, December 31, 2007	3,652,946	$0.93

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2007	2006

Dividend yield	—	—
Expected volatility	76.6%	85%
Risk-free interest rate	2.88% to 4.68%	4.89% to 5.08%
Expected life (years)	2 to 5	5

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $233,286 and 2006 for $186,094. Based on recent historical stock activity the equal probability option pricing model was applied.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OPTION PLAN (continued)

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

The following table summarizes the changes of Company’s stock options subject to vesting for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2006	—	$—
Options granted	150,000	0.21
Options vested	(25,000)	(0.21)
Options cancelled	—	—

Unvested, December 31, 2006	125,000	0.21
Options granted	—	—
Options vested	(75,000)	(0.21)
Options cancelled	—	—

Unvested, December 31, 2007	50,000	$0.21

As of December 31, 2007, there was no material unrecognized compensation cost related to unvested share-based compensation arrangements granted. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $15,702 and $5,234, respectively.

The following table summarizes information about options granted during the year ended December 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
182,946	Equals	$2.76		$1.75 to $4.04	$0.44
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

182,946	Equals	$2.76		$1.75 to $4.04	$0.44

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OPTION PLAN (continued)

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
—	Equals	$—	$	— to $ —	$—
—	Exceeds	$—	$	— to $ —	—
870,000	Less Than	$2.24		$1.70 to $2.40	$0.10

870,000	Less Than	$2.24		$1.70 to $2.40	$0.10

Stock options/warrants – During the year ended December 31, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 3,660,913 with a strike price of $4.50 per share and 1,562,500 with a strike price of $2.40 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the year ended December 31, 2007 the Company issued stock options for 182,946 shares of common stock to three officers, two employees and a consultant with a strike price of $1.75 to $4.04 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OPTION PLAN (continued)

The following table summarizes information about options/warrants granted during the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	—	-
Options/warrants cancelled	—	—
Options/warrants exercised	(9,731,000)	(0.50)

Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	5,584,704	3.86
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(800,000)	(0.45)

Balance, December 31, 2007	24,944,704	$1.26

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2007 and 2006,

	December 31, 2007	December 31, 2006

Income tax benefit per financial statements	$(1,254,833)	$(1,278,083)
Non-deductible and other	4,807	3,576
Change in valuation allowance related to other items	(105,852)	35,184
Change in valuation allowance related to acquisition	269,500	793,133

Income tax benefit	$(1,086,378)	$(446,472)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Deferred income tax assets:		(restated	)

Net operating loss carryforward	$2,964,646	$1,667,592
Option compensation	324,962	205,057

Gross deferred income tax asset	3,289,608	1,872,649
Valuation allowance	(323,198)	(429,050)
	2,966,410	1,443,599
Deferred income tax liabilities:

Property, plant & equipment	1,764	1,052
Acquisition related liabilities	56,839,725	1,442,547

Net deferred income tax liability	$53,875,079	$—

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2007 and 2006.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES (continued)

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with EITF 98-11 and SFAS 109, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions in accordance with EITF 98-11 and SFAS 109.

The Company had cumulative net operating losses of approximately $7,801,699 and $4,779,806 as of December 31, 2007 and 2006, respectively for federal income tax purposes. The Company had cumulative net operating losses of approximately $1,795,792 as of December 31, 2007 and no material loss carryforwards as of December 31, 2006 for state income tax purposes. The net operating loss carryforwards will be expiring between 2025 and 2027.

As of January 1, 2007, the Company did not have any unrecognized tax benefits. The adoption of FIN 48 did not result in any cumulative effect adjustment to the January 1, 2007 balance of the Company’s accumulated deficit. Upon adoption of FIN 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company and its subsidiary file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada. The lease terms expired in November 2006 and the company continues to rent the existing space under month-to-month terms for $4,000 per month. On October 1, 2007, rent amount increased to $4,900 per month for additional office space.

Rental expense, resulting from this operating lease agreement, approximated $46,700 and $43,613 for the years ended December 31, 2007 and 2006, respectively.

Employment contracts– Ian R. McNeil. The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 and a bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCIES (continued)

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

13.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments with two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

14.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2007, the Company purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $2,123,833.

For the year ended December 31, 2006, the Company purchased services from one major vendor, NMC, which exceeded more that 10% of total purchases and amounted to approximately $495,000. The vendor is considered a related party and is more fully discussed in the related party note that follows.

15.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS (continued)

For the year ended December 31, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $360,000 and $105,346, respectively at December 31, 2007, the Company had an outstanding balance due to NMC of $39,730.

For the year ended December 31, 2006, the Company incurred total fees and reimbursements of expenses to NMC of $495,000 and $271,103, respectively at December 31, 2007, the Company had an outstanding balance due to NMC of $311,863.

During the year ended December 31, 2007, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services. The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $24,117 and $1,144, respectively, for the year ended December 31, 2007. At December 31, 2007, the Company had an outstanding balance due to CMOW of $2,244.

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Mineral properties acquisition costs

Mineral properties have been restated to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance. This restatement had the impact of increasing the mineral properties and additional paid-in capital at December 31, 2006 by $3,530,000. Mineral properties also increased by $591,562 at December 31, 2006 for deferred income tax liability assumed.

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

The consolidated unaudited statement of operations for the year ended December 31, 2006, has been restated to reclassify foreign currency translation adjustment as general and administrative expense. Foreign currency translation adjustment was related to translation of accounts payable assumed as part of reorganization in 2005. This restatement had the impact of increasing net loss and eliminating other comprehensive loss for the year ended December 31, 2006 by $11,769. Related to the same issue, the consolidated balance sheet at December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during explorations stage. The company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments. These restatements had the impact of eliminating accumulated other comprehensive loss and increasing accumulated deficit during exploration stage at December 31, 2006 by $121,606.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes consolidated balance sheet of the Company as of December 31, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
December 31, 2006	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$4,121,562	a	$4,248,696
Total assets	5,020,844	4,121,562	a	9,142,406
Total liabilities	1,583,306	-		1,583,306
Additional paid-in capital	12,898,687	3,530,000	a	16,428,687
Accumulated other comprehensive loss	(121,606)	121,606	c	-
Accumulated deficit during exploration stage	(9,406,774)	469,956	b,c	(8,936,818)
Total stockholders' equity	3,437,538	4,121,562	a	7,559,100
Total liabilities and stockholders' equity	5,020,844	4,121,562	a	9,142,406

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes consolidated statements of operations for the year ended December 31, 2006 and for the period from January 14, 2000 (Date of Inception) through December 31, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the year ended December 31, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$2,519,932	$(495,000)	p	$2,024,932
Mineral exploration and evaluation
expenses - related party	-	495,000	p	495,000
General and administrative	1,198,069	11,769	o	1,209,838
Total operating expenses	3,724,310	11,769	o	3,736,079
Loss from operations	(3,724,310)	(11,769)	o	(3,736,079)
Income tax benefit	-	446,472	b	446,472
Net loss	(3,651,666)	434,703	b,o	(3,216,963)
Foreign currency translation adjustment	(11,769)	11,769	o	-

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2006	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	d	$-
Mineral exploration and evaluation expenses	3,406,955	(495,000)	p	2,911,955
Mineral exploration and evaluation expenses - related party	-	495,000	p	495,000
General and administrative	3,664,997	(1,742.063)	e	1,922,934
Depreciation	242,433	(235,174)	f	7,259
Impairment loss on intangible assets	173,234	(173,234)	g	-
Impairment loss on property and equipment	86,683	(86,683)	h	-
Total operating expenses	9,474,397	(4,137,249)	i	5,337,148
Loss from operations	(9,474,397)	4,137,249	i	(5,337,148)
Other income	282,142	(282,142)	j	-
Interest expense, net	(300,000)	300,000	k	-
Total other income (expense)	54,786	17,858	j,k	72,644
Loss from operations before provision for income tax	(9,419,611)	4,155,107	l	(5,264,504)
Income tax benefit	12,837	578,725	b,m	591,562
Net loss	(9,406,774)	469,956	c	(8,936,818)
Foreign currency translation adjustment	(121,606)	121,606	c	-
Loss from discontinued operations	-	(4,263,876)	c,n	(4,263,876)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The restatement adjustments are as follows:

Mineral properties– The Company has determined that the method used in prior periods to value the mineral properties acquired was not appropriate.

a.
Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share and 1,400,000 shares on July 27, 2006 at the market value of $2.20 per share on the dates of issuance. The resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

b.	Restate for deferred income tax benefit related to mineral properties acquisition.

Discontinued operations– Management has determined that of $11,152,633 accumulated deficit incurred since inception on January 14, 2000 through December 31, 2007, $4,263,876 was incurred for a biotechnology research and development business. Therefore, it is now reported as discontinued operations.

c.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
d.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
e.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
f.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
g.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
h.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
i.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
j.	Reclassify other income earned prior to 2005 as discontinued operations.
k.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
l.	Reclassify losses prior to 2005 as discontinued operations.
m.	Reclassify income tax benefit prior to 2005 as discontinued operations.
n.	Reclassify net losses prior to 2005 as discontinued operations.

Reclassifications

o.	Reclassify foreign currency translation adjustment from the period ended March 31, 2006 as general and administrative expense.
p.	Reclassify related party mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SUBSEQUENT EVENTS

a)
On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,620,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,637,500 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of the Company’s common stock were issued by the Company as commission to agents in connection with the offering.

b)
On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,630,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 1,643,750 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. There was no commission paid or payable to agents in connection with this offering.

c)
On January 30, 2008, the Company received gross proceeds of $2,528,500 by issuing an aggregate of 3,890,000 shares of its common stock on the exercise of warrants issued by the Company in January, 2006. Each warrant entitled the holder to purchase one share of the Company’s common stock at a price of $0.65 per share on or before January 18, 2008. The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to January 18, 2008 expiration date. A total of 3,690,000 shares were issued to US accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. An additional 200,000 shares were issued to one non-US person as defined in Regulation S of the Securities Act.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SUPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth on a pro forma basis, the results of operations for the Company, had the acquisition of TI been completed on January 1, 2007 and 2006:

For the year ended December 31, 2007	Searchlight Minerals Corp.	TI	Combined

Revenue	$36,410	$5,435	$41,845
Net (loss) income	$(2,215,815)	$3,810	$(2,212,005)
Loss per share			$(0.02)

For the year ended December 31, 2006	Searchlight Minerals Corp.	TI	Combined

Revenue	$-	$36,295	$36,295
Net loss	$(3,216,963)	$(10,719)	$(3,227,682)
Loss per share			$(0.04)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T). Controls and Procedures

Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders in 2010, 2009 and 2008, respectively. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our board presently consist of four directors.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 13 meetings and adopted approximately 25 unanimous written consents in lieu of meetings in 2007. Officers serve at the discretion of the board of directors.

Ian R. McNeil, our President, Chief Executive Officer and a member of our board of directors is the brother in law of Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. Other than for these relationships, none of our directors or executive officers are related to one another.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Ian R. McNeil	Director (Class I), Chief Executive Officer and President	36
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	33
Melvin L. Williams	Chief Financial Officer	47
Harry B. Crockett	Director (Class II)	67
Robert D. McDougal	Director (Class III)	75

Ian R. McNeil, Chief Executive Officer, President and Director. Mr. McNeil has been a member of our board of directors since July 25, 2005 and our Chief Executive Officer and President since October 7, 2005. Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996. In 1997, Mr. McNeil founded McNeil Enterprises, a British Columbia based small business consulting company that specialized in business plan creation and event management. In 1998, Mr. McNeil co-founded a private furniture, manufacturing and retail company based in Langley, British Columbia. From June 2003 until June 2007, Mr. McNeil served as president and a director of Nanominerals Corp., a privately owned Nevada corporation, and one of our principal stockholders, which operates in the business of precious metal exploration and development. During his time at Nanominerals, Mr. McNeil helped define much of the corporate strategy, raised money and ran the day to day operations. Prior to joining Nanominerals, Mr. McNeil was the director of operations for the eSolutions division of Telus Corporation (2000-2003) a large telecommunications company based in Canada. While at Telus. Mr. McNeil managed a team of over a 100 people spread over three geographical offices. Telus provides a wide range of wireline and wireless telecommunications products and services including data, Internet Protocol (IP), voice, video and entertainment services.

Carl S. Ager, Vice President, Secretary and Treasurer. Mr. Ager has been a member of our board of directors since July 25, 2005 and our Vice President, Secretary and Treasurer since October 7, 2005. In 1997, Mr. Ager obtained his Bachelor of Applied Sciences - Engineering Geophysics degree from Queen’s University in Kingston, Ontario. Since January, 2003, Mr. Ager has been President of CSA Management Corp, a private Nevada corporation which provides consulting services, including business planning and administration. However, CSA has not had active operations since 2005. Mr. Ager also served as Vice President and a director of Nanominerals from June 2003 until June 2007. Prior to joining Nanominerals and CSA Management, Mr. Ager’s experience included working as an investment executive for Scotia McLeod, one of Canada’s leading full-service brokerage firms (2000-2002).

Melvin L. Williams, Chief Financial Officer. Mr. Williams has been our Chief Financial Officer since June 14, 2006. Mr. Williams is a certified public accountant with over 20 years' experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada. During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to private and publicly traded companies in the manufacturing, technology, mining, healthcare and service industries, as well as to various non-profit organizations. From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University. Mr. Williams, a member of the American Institute of Certified Public Accountants (AICPA) since 1989, is also a member of the Nevada Society of CPAs (NSCPA) and the Institute of Management Accountants (IMA). He earned a Bachelor of Business Administration degree at the University of Oregon in 1983.

Harry B. Crockett, Director. Mr. Crockett has been a member of our board of directors since February 16, 2007. Mr. Crockett is the managing member of Verde River Iron Company, LLC, a private Nevada limited liability company, which was our prior joint venture partner on the Clarkdale Slag Project and the prior owner of the Clarkdale Slag Project. Mr. Crockett serves as a court appointed receiver serving various Superior Courts throughout California having served in this capacity over the last 15 years. Mr. Crockett has previously served as an Executive Vice President of American Savings, specializing in troubled debt and troubled assets, as well as serving as Chairman of the Make a Wish foundation of San Joaquin County, a charitable foundation serving the needs of terminally ill children. Mr. Crockett holds a Bachelor of Arts degree from Golden Gate University in San Francisco, California and a California Real Estate Brokers license. Mr. Crockett also has a pilot license with a single and multi engine land and instrument ratings.

Robert D. McDougal, Director. Mr. McDougal has been a member of our board of directors since July 25, 2006. He is a Certified Public Accountant. He began practicing public accounting in 1973 and established his own practice in 1981. The major portion of the practice is with mining and mining related clients including public companies, private companies, partnerships and individuals. He was a director and officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001. Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company. He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He also serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties, of which Nanominerals is the principal stockholder. He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman. Prior to this time, Mr. McDougal served 20 years in the United States Air Force, retiring with the rank of Major.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors.

Committee Interlocks and Insider Participation

Robert D. McDougal, a member of our board of directors, serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties. Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, two of our executive officers and directors, is the principal stockholder of Ireland Inc.

Except as set forth above, no interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Committees of the Board Of Directors

Audit Committee

We have an audit committee and audit committee charter. Our audit committee is presently comprised of Robert D. McDougal. Mr. McDougal is not an independent director, but we believe that he qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act. A copy of our audit committee charter was filed as an exhibit with to our Current Report on Form 8-K filed with the SEC on September 27, 2006. Our audit committee is responsible for:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

•	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations;

•	preparing the audit committee report that the SEC requires in our annual proxy statement.

•	engaging outside advisors; and

•	funding for the outside auditor and any outside advisors engagement by the audit committee.

On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendments to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is presently comprised of Carl S. Ager, Ian R. McNeil and Robert D. McDougal. A copy of the disclosure committee charter was filed as an exhibit to our Form 10-KSB for the year ended December 31, 2003. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of its financial reports.

Compensation Committee.

Our Compensation Committee assists our board of directors in determining and developing plans for the compensation of our officers, directors and employees. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Robert D. McDougal and Harry B. Crockett, neither of whom is an independent director.

Stockholder Nominations of Directors

Stockholders who wish to submit nominees for consideration by the board for election as a director of the Company may do so by submitting in writing such nominees’ names in compliance with the procedures as described below, to the our Secretary. A stockholder’s nomination must contain:

•	a statement that the writer is a stockholder and is proposing a candidate for consideration by the board of directors;

•	the name of and contact information for the candidate;

•	a statement of the candidate’s business and educational experience;

•	information regarding each of the factors listed above, sufficient to enable the board of directors to evaluate the candidate;

•	a statement detailing any relationship or understanding between the proposing stockholder and the candidate;

•	a statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected; and

•
a statement of the number of shares of our common stock that the nominating stockholder holds of record or in which stockholder has a beneficial interest and the number of such shares that have been held for more than one year.

We do not pay a fee to any third party to identify or evaluate or assist in the identification or evaluation of potential nominees to its board of directors. All directors are expected to attend the annual meeting and their attendance is recorded in the minutes.

Code of Ethics

Our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and all senior financial officers, are bound by a Code of Ethics that complies with Item 406 of Regulation S-B of the Exchange Act.

A Code of Ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the code.

Stockholder Communication with the Board of Directors

Stockholders desiring to communicate with our board of directors on matters other than director nominations should submit their communication in writing to the Chairperson of the board of directors, c/o Carl S Ager, Secretary, Searchlight Minerals Corp., #120 - 2441 W. Horizon Ridge Pkwy., Henderson, Nevada, 89052 and identify themselves as a stockholder. The Secretary will forward all such communication to the Chairperson of the Board for a determination as to how to proceed.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2007, with the exception of the following: Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, made a late filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) on April 15, 2008. Nanominerals filed a Schedule 13D on February 22, 2006.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2007 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report.

Non-
						Non-Equity	qualified
Name and					Option	Incentive	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Plan	Compensation	Compensation	Total
Position	Year	($)	($)	Awards	(1)	Compensation	Earnings	($)	($)

Ian R. McNeil, Director, President and CEO (2)	2007 2006	179,750 108,000	- -	- -	40,643 71,642	- -	- -	- -	220,393 179,642
Carl S. Ager, Director, Vice President, Treasurer, and Secretary (3)	2007 2006	150,000 80,000	- -	- -	40,643 71,642	- -	- -	- -	190,643 151,642
Melvin L. Williams, Chief Financial Officer (4)	2007 2006	121,250 32,500	- -	- 103,000	40,958 9,163	- -	- -	- -	162,208 144,663

Notes:
(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.
(2)
Mr. McNeil was appointed as our President and Chief Executive Officer on October 7, 2005. Mr. McNeil entered into an employment agreement on January 1, 2006 for an annual salary of $108,000. On February 16, 2007, we increased the salary of Mr. McNeil under this agreement to $190,000.

(3)
Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager
entered into an employment agreement on January 1, 2006 pursuant to which he receives an annual salary of $80,000.
On June 14, 2006, Mr. Ager resigned as Chief Financial Officer. On February 16, 2007, we increased the salary of Mr. Ager under this agreement to $160,000.

(4)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000. On February 16, 2007, we increased the salary of Mr. Williams to $130,000.

Executive Compensation

Compensation of our executives is intended to attract, retain and award persons who are essential to the corporate enterprise. The fundamental policy of our executive compensation program is to offer competitive compensation to executives that appropriately rewards the individual executive’s contribution to corporate performance. The board of directors utilizes subjective criteria for evaluation of individual performance and relies substantially on our executives in doing so. The Board focuses on two primary components of our executives’ compensation program, each of which is intended to reflect individual and corporate performance: base salary and long-term incentive compensation.

Executives’ base salaries are determined primarily by reference to compensation packages for similarly situated executives of companies of similar size or in comparable lines of business with whom we expect to compete for executive talent and with reference to revenues, gross profits and other financial criteria. The Board also assesses subjective qualitative factors to discern a particular executive’s relative to the corporate enterprise in establishing base salaries.

It is the Board’s philosophy that significant stock ownership by management creates a powerful incentive for executives to build long-term shareholder value. Accordingly, the Board believes that an integral component of executive compensation is the award of equity-based compensation, which is intended to align executives’ long-term interests with those of our stockholders. The Board believes that option grants should be considered on an annual basis or as pre-determined targets have been achieved.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2007:

		Option Awards						Stock Awards

Equity
Incentive
		Number of		Plan Awards:
	Number of	Securities		Number of				Number of
	Securities	Underlying		Securities				Shares or
	Underlying	Unexercised		Underlying				Units
	Unexercised	Options		Unexercised	Option		Option	of Stock that
	Options (#)	(#)		Unearned	Exercise		Expiration	Have Not
Name and Position	Exercisable	Unexercisable		Options	Price		Date	Vested (#)
Ian R. McNeil Director, President and CEO	500,000 60,000 250,000 24,800	- - - -		- - - -	$ $ $ $	0.44 1.70 2.40 4.04	11/11/10 4/7/11 6/6/11 2/16/12	- - - _
Carl S. Ager Director, Vice President, Treasurer and Secretary	500,000 60,000 250,000 24,800	- - - -		- - - -	$ $ $ $	0.44 1.70 2.40 4.04	11/11/10 4/7/11 6/6/11 2/16/12	- - - -
Melvin L. Williams Chief Financial Officer	50,000 - 18,600	- 50,000 -	(1)	- - -	$ $ $	2.06 2.06 4.04	6/14/11 6/14/11 2/16/12	- - -

(1)	50,000 options will vest on June 14, 2008.

None of our Named Executives acquired shares of common stock by the exercise of stock options during the year ended December 31, 2007. None of the Named Executives had any vesting of restricted stock unit awards during the year ended December 31, 2007.

Director Compensation

The following table summarizes the compensation paid to our directors for the fiscal year ended December 31, 2007:

Fees
	Earned or			Non-Equity
	Paid in	Stock	Option	Incentive Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	($)	($)
Ian R. McNeil (2)	-	-	-	-	-	-
Carl S. Ager (3)	-	-	-	-	-	-
K. Ian Matheson(4)	-	-	-	-	-	-
Robert D. McDougal (5)	21,000	18,000	-	-	60,000	99,000
Harry B. Crockett (6)	20,000	18,000	-	-	-	38,000

Notes:
(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.
(2)
Ian R. McNeil, our President and CEO, did not receive compensation in his capacity as a member of the Board of Directors. His executive compensation is described in the Executive Compensation table above.

(3)
Carl S. Ager, our Vice-President, Secretary and Treasurer, did not receive compensation in his capacity as a member of the Board of Directors. His executive compensation is described in the Executive Compensation table above.

(4)	K. Ian Matheson resigned from our Board of Directors on February 16, 2007 and did not receive any compensation during 2007.
(5)	In addition to director fees, Robert D. McDougal received $60,000 for additional services relating to the Clarkdale Slag Project acquisition.
(6)	Harry B. Crockett joined our Board of Directors on February 16, 2007

Compensation Arrangements

From January 2007 until July 1, 2007 we paid non-employee directors a fee of $1,000 per meeting in cash. Effective July 1, 2007, we pay non-employee directors a fee of $3,000 per month in cash and $9,000 value of our common stock per quarter, where the appropriate number of shares to equal $9,000 is determined by the closing price of our stock on the last trading day of each quarter. We may also periodically may grant additional stock options to our directors in consideration for their providing services to us as directors.

Employment Agreements

Other than as described below, we are not party to any employment contracts with our officers and directors.

Ian R. McNeil. We entered into an employment agreement with Ian R. McNeil, our President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. McNeil an annual salary of $190,000. Mr. McNeil received a one time bonus of $36,000 on execution of the agreement on January 1, 2006. In addition to his annual salary, Mr. McNeil may be granted a discretionary bonus and stock options, to the extent authorized by our board of directors. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement. In the event that the agreement is terminated by us, other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly salary.

Carl S. Ager. We entered into an employment agreement with Carl S. Ager, our Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Ager an annual salary of $160,000. Mr. Ager received a one time bonus of $26,666 on execution of the agreement on January 1, 2006. In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by our Board. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement. In the event that the agreement is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams. We entered into an employment agreement with Melvin L. Williams, our Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Williams an annualized salary of $130,000 based on 600-800 hours worked. On June 14, 2006, we issued 50,000 restricted shares of our common stock, as a one time bonus, and granted options to purchase 100,000 shares of our common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011. The options vest 50% on each of the first and second anniversaries of the execution of the agreement. The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006. In the event the employment agreement is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at Suite 120-2441 West Horizon Ridge Parkway, Henderson, Nevada 89052.

	Name And Address	Amount And Nature Of		Percentage Of
	Of Beneficial Owner	Beneficial Ownership		Common Stock(1)
DIRECTORS AND OFFICERS
	Ian R. McNeil	4,042,394	(2)(7)	3.85%

	Carl S. Ager	4,042,394	(3)(7)	3.85%

	Melvin L. Williams	174,600	(4)	*

	Robert D. McDougal	779,114	(5)	*

	Harry B. Crockett	8,917,250	(6)	8.56%

	All officers and directors as a group (5 persons)	17,176,638		16.14%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,000,000	(7)	15.37%

	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	11,878,504	(8)	10.54%

	Dr. Charles A. Ager 17146 - 20th Avenue Surrey, British Columbia, Canada V3S 9N4	16,975,190	(7)(9)	16.30%

Notes
*	Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Annual Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 104,116,641 shares of common stock outstanding as of April 9, 2008.

(2)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Ian R. McNeil, our Chief Executive Officer and a member of our board of directors. In addition, Mr. McNeil is a 17.5% stockholder of Nanominerals, a company that owns 16,000,000 of our outstanding shares of common stock. Mr. McNeil disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (7) below.

(3)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition Mr. Ager is a 17.5% stockholder of Nanominerals. Mr. Ager disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (7) below.

(4)	Consists of 56,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.
(5)	Consists of 229,114 shares held directly by Robert D. McDougal and options to acquire an additional 550,000 shares of our common stock.
(6)	Consists of 8,917,250 shares held by the Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004.
(7)
Pursuant to a Schedule 13D filed by Dr. Charles A. Ager, Nanominerals is a privately held Nevada corporation which owns 16,000,000 shares of our common stock. Ian R. McNeil and Carl S. Ager, who are our officers and directors, each own 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 30% of the outstanding shares of Nanominerals.

(8)
Pursuant to a Form 4 filed by Mr. Matheson, on April 4, 2008, includes 1,906,252 shares held directly by K. Ian Matheson, 1,422,252 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 8,000,000 shares, and options to purchase an additional 550,000 shares.

(9)
Pursuant to a Schedule 13D filed by Dr. Charles A. Ager, Dr. Ager beneficially owns 16,975,190 shares of common stock. These shares include the 16,000,000 shares owned by Nanominerals. Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. See footnote (7) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 105,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 105,000 shares.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Transactions with Certain Former Members of Management

On February 10, 2005, in connection with our reorganization from a biotechnology research and development company to a company focused on the acquisition of mineral properties, we approved the discharging of the convertible debt of Searchlight to Caisey Harlingten, our former Chief Executive Officer and director, in the amount of $300,000, in return for the grant of an irrevocable stock option to Mr. Harlingten to purchase 250,000 shares of our common stock for $0.50 per share, such option expiring February 10, 2010. Prior to discharging the convertible debt, on July 23, 2002, we had issued $300,000 of convertible debt to Mr. Harlingten. The convertible debt had accrued interest at 8% per year and was payable on demand of the holder. The debt was convertible into common stock at $0.25 per share for a total of 1,200,000 shares. In connection with the debt, Mr. Harlingten was granted warrants to purchase 1,200,000 shares of our common stock at an exercise price of $0.35 per share. The $300,000 debt owed by us to Mr. Harlingten related to prior advances made by Mr. Harlingten to us in the form of loans. The loan was interest free without any fixed repayment date, based on a verbal agreement between the parties.

As of December 31, 2006, we had a related party loan payable of $382,792 consisted of borrowings from our former officers and directors. In addition, $360,056 was included in accounts payable that was due to a former subsidiary dating back to 2002. We recorded the removal of these items at December 31, 2007 as capital transactions of an affiliate and increased paid-in capital by $742,848 based upon our internal review of the status of these items and determination that based on the facts available these items were satisfied and should be treated as capital contributions related to our restructuring.

Transactions with Searchlight Claim Owners and Affiliates of K. Ian Matheson

In connection with the February 2005 reorganization and restructuring of Searchlight, on February 8, 2005, we entered into mineral option agreements with the Searchlight Claim owners to acquire 20 mineral claims representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. The acquisition of the Searchlight Claims was valued at a negotiated price between us and the claim owners of $2,000 per claim for a total of $40,000 plus actual costs incurred in maintaining the claims of $87,134. Further, Mr. Harlingten and his affiliates transferred 47,700,000 shares of our common stock to Mr. Matheson in connection with Mr. Matheson’s bringing a business opportunity to the company. Subsequently, in April 2005, Mr. Matheson cancelled 35,000,000 shares of our common stock held by him for no consideration for the purpose of making our capitalization more attractive to future equity investors.

As of the date of this report, we have issued 4,200,000 shares of our common stock to the Searchlight claim owners, and have an obligation to issue to them an additional 1,400,000 shares of common stock. During the first quarter of 2008, the Searchlight claim owners agreed to transfer title to the Searchlight claims to us for our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008. We expect that title to the claims will be transferred to us shortly. In addition, we granted the Searchlight Claim owners piggyback registration rights and have filed a pending registration statement with respect to 1,400,000 shares of our common stock issued to the claim owners in July 2006.

In connection with this transaction, K. Ian Matheson (one of our principal stockholders and a former member of the board of directors) and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 787,500 shares of common stock and are anticipated to receive an additional 262,500 shares under the option agreements.

In connection with our corporate restructuring in fiscal 2005, we had agreed to pay a management fee of $3,500 per month to Pass Minerals for management services provided by Mr. Matheson relating to the reorganization of Searchlight and the development of assaying and testing procedures for the Searchlight Claims. In September 2006, the parties terminated this arrangement. We paid a total of $24,500 to Pass Minerals for consulting services in 2006.

Transactions with Nanominerals Corp. and Affiliates

Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals owns approximately 15.37% of our issued and outstanding shares of common stock. Dr. Charles A. Ager is the sole officer and director of Nanominerals. Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding common stock of Nanominerals. Two of our executive officers and directors, Carl S. Ager and Ian R. McNeil, are stockholders of Nanominerals. Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager. Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of Searchlight by virtue of their positions in Searchlight and Nanominerals.

In connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are an affiliates of Dr. Ager and Mrs. Ager, who were Searchlight Claim owners, have each received 105,000 shares of common stock and are anticipated to receive an additional 35,000 shares each under the option agreements for the Searchlight Gold Project.

On October 24, 2005, in connection with the Assignment Agreement with Nanominerals, we issued to Nanominerals and its designates warrants to purchase 12,000,000 shares of our common stock exercisable through May 31, 2015, at an exercise price of $0.375 per share. At the instruction of Nanominerals, we issued 2,000,000 of the warrants to Clarion Finanz AG, a designate of Nanominerals.

On January 17, 2006, Nanominerals acquired 16,000,000 shares of our common stock from K. Ian Matheson in consideration of a payment of $4,640.50, to Mr. Matheson, and, on the same date, Nanominerals sold 8,000,000 warrants to K. Ian Matheson in consideration of a payment of $5,000 to Mr. Matheson.

On January 31, 2006, Nanominerals transferred the remaining 2,000,000 warrants in the following transactions: (i) 1,000,000 warrants to Richard J. Werdesheim and Lynne Werdesheim, as trustees for the Werdesheim Family Trust, for a payment of $625, and (iii) 1,000,000 warrants to Craigen L.T. Maine, as trustee for the Maine Rev. Family Trust, for a payment of $625. We believe that the transfers were completed pursuant to the private resale exemption for affiliates under Section 4 of the Securities Act (the “Section 4½” exemption).

Further, under the terms of the 2005 Assignment Agreement with Nanominerals, we have a continuing obligation to pay Nanominerals a royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.

During the years ended December 31, 2006 and 2007, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project. In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities. For the year ended December 31, 2006, we incurred total fees and reimbursement of expenses to Nanominerals of $495,000 and $271,103, respectively. For the year ended December 31, 2007, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $105,346, respectively. At December 31, 2007, we had an outstanding balance due to Nanominerals of $39,730.

Transactions with Transylvania International, Inc. and Harry B. Crockett

Under the terms of our 2007 agreements to acquire Transylvania with VRIC, an affiliate of our director, Harry B. Crockett , we have the following continuing obligations:

•
we agreed to continue to pay VRIC $30,000 per month (which amount we had previously paid to VRIC under the Joint Venture Agreement since June 2005) until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by Searchlight (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement;

•	we have agreed to pay VRIC $6,400,000 on the Project Funding Date;

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and

•	we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

Transactions with Affiliate of our Chief Financial Officer

During the year ended December 31, 2007, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin Williams, our Chief financial Officer, to provide accounting support services. We incurred total fees and reimbursement of expenses to the firm of $24,117 and $1,144, respectively. At December 31, 2007, we had an outstanding balance due to the firm of $2,244.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

We currently do not have any independent directors and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. We intend to make good faith efforts to recruit independent persons to our Board of Directors. At such time that we have independent directors, we intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 13. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Annual Report on Form 10-KSB, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Articles of Incorporation of L.C.M. Equity, Inc. (1)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Certificate of Amendment to Articles of Incorporation (4)
3.5	Certificate of Amendment to Articles of Incorporation (5)
3.6	Certificate of Change to Authorized Capital (6)
4.1	Specimen Stock Certificate (1)
4.2	Form of US Warrant Certificate dated February 23, 2007 (7)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007 (7)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007 (7)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007 (7)
4.6	Form of Warrant Certificate dated March 21, 2007 (8)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007 (8)
10.1	2002 Nonqualified Stock Option Plan (9)
10.2	2003 Nonqualified Stock Option Plan (10)
10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (11)
10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (11)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (11)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (11)
10.7
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005 (11)

10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005 (11)
10.9
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005 (11)

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005 (11)
10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG (12)
10.11	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc. (12)

10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc. (12)
10.13	Extension Agreement dated effective June 22, 2005 among Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. (12)
10.14
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson (12)

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc. (12)
10.16
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson (12)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (12)
10.18	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (13)
10.19	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (14)
10.20	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (15)
10.21	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (14)
10.22	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (16)
10.23	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (16)
10.24	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (17)
10.25	2006 Stock Option Plan (18)
10.26	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (19)
10.27	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (20)
10.28	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005 (20)
10.29
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (20)

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (21)
10.31	Notice of Exercise Option (22)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (23)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (23)
10.34	Special Warranty Deed dated February 15, 2007 (23)
10.35	Bill of Sale dated February 15, 2007 (23)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (23)
10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (23)

10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (23)
10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil. (24)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (24)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams. (24)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (7)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(7)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(7)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(8)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (25)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (26)
14.1	Code of Ethics.(27)
21.1	List of Subsidiaries
23.1	Consent of R.F. Hewlett, M.S. PhD. (28)
23.2	Consent of Charles A. Ager,. PhD., P.Eng., P. Geo. (28)
23.3	Consent of Mountain States R&D International Inc. (28)
23.4	Consent of Independent Mining Consultants(28)
23.5	Consent of Arakis Inc. (28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
99.2	Audit Committee Charter (27)
99.3	Disclosure Committee Charter.(29)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003.
(5)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(9)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(10)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(11)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.

(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(14)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(20)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(28)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on June 15, 2007.
(29)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

Item 14. Principal Accountant Fees and Services

On February 16, 2007, we dismissed our independent registered public accounting firm, Kyle L. Tingle, CPA, LLC. On March 12, 2007, our Audit Committee appointed Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as our independent auditors for the year ended December 31, 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation for the years ended December 31, 2007 and 2006:

	2007	2006

Audit Fees	$66,000	$41,513
Audit-Related Fees	29,917	-
Tax Fees	-	-
All Other Fees	-	-
Total	$95,917	$41,513

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2007 and 2006:

	2007	2006

Audit Fees	-	-
Audit-Related Fees	-	$6,750
Tax Fees	-	-
All Other Fees	-	-
Total	-	$6,750

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	April 15, 2008
Ian R. McNeil	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	April 15, 2008
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	April 15, 2008
Melvin L. Williams	(Principal Accounting Officer)

/s/ HARRY B. CROCKETT	Director	April 15, 2008
Harry B. Crockett

/s/ ROBERT D. MCDOUGAL	Director	April 15, 2008
Robert D. McDougal