Form 10-Q
period 2008-03-31
Searchlight Minerals Corp.
filed 2008-05-12
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-53187

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232244 (I.R.S. Employer Identification No.)

#120 - 2441 West Horizon Ridge Pkwy. Henderson, Nevada (Address of principal executive offices)	89052 (Zip code)

(702) 939-5247
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 9, 2008, the registrant had 104,216,641 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
		(restated)
ASSETS

Current assets
Cash	$17,184,152	$12,007,344
Prepaid expenses	173,628	192,789

Total current assets	17,357,780	12,200,133

Property and equipment, net	6,574,027	5,064,460
Mineral properties	12,702,258	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposit	183,000	183,000

Total non-current assets	149,442,312	147,932,745

Total assets	$166,800,092	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$774,954	$849,910
Accounts payable - related party	57,382	41,974
VRIC payable, current portion	183,451	179,830
Capital lease payable, current portion	23,239	22,983

Total current liabilities	1,039,026	1,094,697

Long-term liabilities
VRIC payable, net of current portion	2,106,287	2,153,530
Capital lease payable, net of current portion	58,411	64,317
Deferred tax liability	50,256,029	50,619,658

Total long-term liabilities	52,420,727	52,837,505

Total liabilities	53,459,753	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 104,116,641 and 96,865,391 shares, respectively, issued and outstanding	104,117	96,865
Additional paid-in capital	123,996,014	116,223,907
Common stock subscribed	61,000	108,000
Accumulated deficit during exploration stage	(10,820,792)	(10,228,096)

Total stockholders' equity	113,340,339	106,200,676

Total liabilities and stockholders' equity	$166,800,092	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from January 14, 2000 (Date of Inception)
	For the three months ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)

Revenue - rents	$9,300	$7,620	$45,710

Operating expenses
Mineral exploration and evaluation expenses	114,518	295,308	4,176,228
Mineral exploration and evaluation expenses - related party	90,000	90,000	945,000
Administrative - Clarkdale site	235,140	-	748,899
General and administrative	591,851	333,450	4,078,992
General and administrative - related party	16,403	-	41,664
Depreciation	15,123	2,789	60,133
Interest expense	950	-	3,012

Total operating expenses	1,063,985	721,547	10,053,928

Loss from operations	(1,054,685)	(713,927)	(10,008,218)

Other income (expense):
Loss on equipment disposition	-	-	(4,526)
Interest and dividend income	98,360	33,898	489,723

Total other income (expense)	98,360	33,898	485,197

Loss before income taxes	(956,325)	(680,029)	(9,523,021)

Income tax benefit	363,629	270,094	2,966,105

Loss from continuing operations	(592,696)	(409,935)	(6,556,916)

Discontinued operations:
Loss from discontinued operations	-	-	(4,263,876)

Net loss	$(592,696)	$(409,935)	$(10,820,792)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	101,430,625	77,717,438

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Common	Accumulated Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Balance, December 31, 2007 (restated)	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

Issuance of common stock for cash, $0.65 per share from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock for cash Reg. D - Private Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common stock as commission in connection with foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options issued to officer over vesting period	-	-	859	-	-	859

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Net loss March 31, 2008	-	-	-	-	(592,696)	(592,696)

Balance, March 31, 2008	104,116,641	$104,117	$123,996,014	$61,000	$(10,820,792)	$113,340,339

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from January 14, 2000 (Date of inception)
	For the three months ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,696)	$(409,935)	$(10,820,792)
Deduct: Loss from discontinued operations	-	-	4,263,876
Loss from continuing operations	(592,696)	(409,935)	(6,556,916)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	15,123	2,789	60,133
Stock based expenses	18,859	129,293	977,021
Loss on disposition of fixed assets	-	-	5,875
Amortization of prepaid expense	43,222	-	213,635
Changes in operating assets and liabilities:
Other current assets	(24,062)	-	(387,264)
Other assets	-	(13)	(183,000)
Accounts payable and accrued liabilities	(144,275)	(242,713)	22,051
Deferred income taxes	(363,629)	(270,094)	(2,966,105)

Net cash used in operating activities	(1,047,458)	(790,673)	(8,814,571)
Net cash used in operating activities from discontinued operations	-	-	(3,052,032)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	(82,158)	(130,105)
Capitalized interest	(46,378)	(17,942)	(208,551)
Purchase of property and equipment	(1,393,584)	(5,746)	(5,590,966)

Net cash used in investing activities	(1,439,962)	(10,005,846)	(16,806,756)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,713,500	21,453,817	43,489,501
Stock issuance costs	-	(611,230)	(677,570)
Principal payments on capital lease payable	(5,650)	-	(34,589)
Principal payments on deferred purchase liability	(43,622)	(42,058)	(211,449)
Proceeds from subscribed stock	-	-	360,000

Net cash provided by financing activities	7,664,228	20,800,529	42,925,893
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH	5,176,808	10,004,010	17,184,152

CASH AT BEGINNING OF PERIOD	12,007,344	3,684,248	-

CASH AT END OF PERIOD	$17,184,152	$13,688,258	$17,184,152

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from January 14, 2000 (Date of inception)
	For the three months ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008
		(restated)	(restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$950	$-	$53,763

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through financing	$84,727	$-	$529,418

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$8,038,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,501,187	$2,501,187

Net deferred tax liability assumed	$-	$48,076,734	$53,222,134

Merger option payment applied to the acquisition	$-	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 100,000 shares at $0.72	$-	$-	$72,000

Stock issued for compensation 50,000 shares at $2.06	$-	$-	$103,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of Searchlight Minerals Corp. (the “Company).

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 15) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

Description of business - Searchlight Minerals Corp. is an exploration stage company and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (CML) and Clarkdale Metals, Corp. (CMC). Significant intercompany accounts and transactions have been eliminated.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $10,820,792 as of March 31, 2008 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project. The capitalized interest is recorded as part of the asset it relates to and is amortized over the asset’s useful life once production commences. Interest cost capitalized was $43,622 and $42,058 for the periods ended March 31, 2008 and 2007, respectively.

Slag project acquisition - (See Note 3 and 10)

Slag project has been restated for deferred future income tax liability assumed as part of the merger transaction with Transylvania International, Inc. (TI) and acquisition accounting for certain payment terms relative to the acquisition agreement. The restatement resulted from post-acquisition continuing analysis of the project deliverables, which recasts a portion of the consideration elements as contingent. The preliminary reported slag project acquisition cost has been reduced by $9,749,491 to $130,292,777. Related deferred tax liability was reduced by $4,121,755 to $48,076,734.

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration of $82,216,043 and the tax basis of $1,856,575 as computed in accordance with EITF 98-11 and SFAS 109, resulted in an increase to the total purchase price of $48,076,734 which was applied to the slag project asset in the absence of there being a goodwill component associated with the transaction in accordance with EITF 98-11 and SFAS 109.

Exploration costs - Mineral exploration costs are expensed as incurred.

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

Impairment of long-lived assets - It is the Company’s policy to capitalize mineral rights and mineral properties acquired as tangible assets in accordance with EITF 04-02. The Company has two mineral properties that are in exploration stage and has considered the Value Beyond Proven and Probable (VPBB) in accordance with EITF 04-03 “Mining Assets: Impairment and Business Combinations” in evaluating the carrying value of these mineral assets. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals. The Company has continued to follow its plan of exploration for each of the properties since the dates of their acquisition.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. For evaluation of possible impairment, the Company considers EITF 04-03 . The assets are also subject to impairment consideration under SFAS No, 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2008 exploration progress on these properties is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.

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

Discontinued operations - On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations. The consolidated unaudited statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2008 contains net losses prior to January 1, 2005 of $4,263,876 from discontinued operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Asset retirement obligation - The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 24,430,625 and 25,352,207, respectively.

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

Stock-based compensation - On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

New accounting pronouncements - On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

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

In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently evaluating the impact that Proposed FSP may have on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We are currently assessing the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Correction of an error

Searchlight Mining Claims - (See Notes 4 and 15) - The Company restated the Searchlight Mining Claims as of December 31, 2007. The March 31, 2008 restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project - (See Notes 3, 6 and 15) - During the second quarter of 2008, the Company determined that acquisition accounting methods used in prior periods to record the purchase accounting for the Slag Project were not appropriate and has restated the purchase accounting to reflect the acquisition terms with respect to future payments related to the acquisition and with respect to warrants issued in connection with the assignment of the original Slag Project option.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in a decrease in recorded purchase consideration of $7,546,217, offset by an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project decreased by $4,121,755. The adjustment also included capitalization of imputed interest of $162,173 to property and equipment as of December 31, 2007. The original terms of the underlying purchase agreement were unchanged and this adjustment had no effect on the agreement.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Furniture and fixtures	$34,694	$34,694
Lab equipment	2,804	2,804
Computers and equipment	34,260	32,594
Income property	309,750	309,750
Construction in progress	5,856,060	4,408,796
Capitalized interest	208,550	162,173
Vehicles	38,175	38,175
Site equipment	148,586	119,203
	6,632,879	5,108,189
Less accumulated depreciation	58,852	43,729

	$6,574,027	$5,064,460

Depreciation expense was $15,123 and $2,789 for the three months ended March 31, 2008 and 2007, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT

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

The following table reflects the recorded purchase consideration for the Slag Project:

	As Reported	Adjustments	As Restated
Purchase price:
Cash payments	$10,100,000	$-	$10,100,000
Joint venture option acquired in 2005 for cash	690,000	-	690,000
Warrants issued for joint venture option	-	1,918,481	1,918,481
Common stock issued	66,879,375	-	66,879,375
Monthly payments, current portion	395,001	(227,174)	167,827
Monthly payments, net of current portion	3,252,403	(919,043)	2,333,360
Due to VRIC	6,400,000	(6,400,000)	-
Acquisition costs	127,000	-	127,000

Total purchase price	87,843,779	(5,627,736)	82,216,043

Net deferred income tax liability assumed - slag project	52,198,489	(4,121,755)	48,076,734

	$140,042,268	$(9,749,491)	$130,292,777

In accordance with EITF 98-11 the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:	As Reported	Adjustments	As Restated
Slag project (including net deferred tax liability assumed of $48,076,734)	$130,516,368	$(9,749,491)	$120,766,877
Land - slag pile site	5,916,150	-	5,916,150
Land	3,300,000	-	3,300,000
Income property and improvements	309,750	-	309,750

Net assets acquired	$140,042,268	$(9,749,491)	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT (continued)

In addition to the cash and equity consideration paid and issued upon closing, the acquisition agreement contains the following payment terms and conditions:

a)
The Company agreed to pay VRIC $30,000 per month until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by the Company (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement. The company accounted for the monthly payment stream using an imputed interest rate of 8%, and recorded a discounted net present value of $2,501,187;

The acquisition agreement also contains payment terms which are based on Project Funding Date as defined in the agreement.

b)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

c)
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

d)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

In accordance with SFAS 141 and Staff Views of the SEC, the Company has accounted for the payments based on the Project Funding Date and the payments based on future cash flow as contingent consideration. Upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project with be adjusted accordingly at that time.

The Company believes the acquisition of the Clarkdale Slag Project was beneficial because it provides for 100% ownership of the properties and fosters greater opportunity to finance and further develop the project.

This merger was treated as a statutory merger for tax purposes whereby, CML was the surviving merger entity.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2008, mining claims totaling $12,702,258 consist of twenty mining claims located near Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims.

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

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Previously Reported	Adjustments	As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$577,134	$—	$577,134
Net deferred income tax liability assumed	145,090	97,218	242,308

Mineral properties balance, December 31, 2005	722,224	97,218	819,442

Share issuance to obtain mineral properties, July 27, 2006	3,080,000	—	3,080,000
Net deferred income tax liability assumed	446,472	1,085,376	1,531,848

Mineral properties balance, December 31, 2006	4,248,696	1,182,594	5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000	—	4,508,000
Net deferred income tax liability assumed	2,762,968	—	2,762,968

Total mineral properties balance, December 31, 2007	$11,519,664	$1,182,594	$12,702,258

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under capital lease. Capital lease payable consisted of the following at March 31, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	March 31, 2008	December 31, 2007
Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	Jul-11	$81,650	$87,300

					81,650	87,300
Capital lease payable, current portion					(23,239)	(22,983)

Capital lease payable, net of current portion					$58,411	$64,317

The following table represents future minimum lease payments on capital lease payable for each of the twelve month periods ending March 31,

2009	$26,401
2010	26,401
2011	26,401
2012	8,800
Thereafter	—

Total future minimum lease payments	$88,003
Imputed interest	(6,353)

Present value of future minimum lease payments	$81,650

The following assets acquired under capital lease and related amortization were included in property, plant and equipment at March 31, 2008 and December 31, 2007,

	March 31, 2008	December 31, 2007

Site Equipment	$116,239	$116,239
Accumulated amortization	(19,373)	(16,952)

	$96,866	$99,287

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CLARKDALE ACQUISITION PAYABLE

Pursuant to the Clarkdale acquisition agreement the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of future cash flows. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and imputed interest of $1,128,813.

The following table represents future principal payments on VRIC payable for the years ending March 31,

2009	$183,451
2010	198,677
2011	215,167
2012	233,026
2013	252,367
Thereafter	1,207,050

$2,289,738

VRIC payable, current portion	(183,451)

VRIC payable, net of current portion	$2,106,287

The acquisition agreement also contains payment terms which are based on Project Funding Date as defined in the agreement.

a)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

b)
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

c)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Advance Royalty shall continue for a period of ten (10) years from the Agreement Date or until such time that the NSR Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end forever.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)
On March 31, 2008, the Company awarded 2,670 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of March 31, 2008.

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

c)
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

d)
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

Warrants associated with the 2008 equity issuances do not constitute a registration rights payment arrangement.

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

During the three months ended March 31, 2008, the Company did not grant any stock options awards, stock awards or any other equity incentive plan awards.

Expenses for the three months ended March 31, 2008 and 2007 related to vesting and granting of stock options were $859 and $129,293, respectively and are included in general and administrative expense.

Stock options – During the three months ended March 31, 2008, the Company did not grant stock options. As of March 31, 2008 stock options outstanding totaled 3,652,946 with a weighted average strike price of $0.93 per share.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	3,652,946	$0.93
Options granted and assumed	—	—
Options expired	—	—
Options cancelled	—	—
Options exercised	—	—

Balance, March 31, 2008	3,652,946	$0.93

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2008	2007

Dividend yield	—	—
Expected volatility	—	76.6%
Risk-free interest rate	—	2.88% to 4.68%
Expected life (years)	—	2 to 5

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $859 as of March 31, 2008. Based on recent historical stock activity the equal probability option pricing model was applied.

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

The following table summarizes the changes of Company’s stock options subject to vesting for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	50,000	$0.21
Options granted	—	—
Options vested	—	—
Options cancelled	—	—

Unvested, March 31, 2008	50,000	$0.21

As of March 31, 2008, there was no material unrecognized compensation cost related to unvested share-based compensation arrangements granted.

Stock options/warrants – During the three months ended March 31, 2008 the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

The value of the warrants issued in 2005 in connection with the Clarkdale Slag Project option were restated (See Note 1) were computed using the binomial lattice method were allocated to the acquisition cost of the project and were computed based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes information about options/warrants granted during the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	24,944,704	$1.26
Options/warrants granted and assumed	1,640,625	2.40
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(3,890,000)	(0.65)

Balance, March 31, 2008	22,695,329	$1.45

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2008 and December 31, 2007,

	March 31, 2008	December 31, 2007

Income tax benefit per financial statements	$(363,406)	$(1,254,833)
Non-deductible and other	661	4,807
Change in valuation allowance	(884)	119,193
Rate change	-	50,458

Income tax benefit	$(363,629)	$(1,080,375)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Deferred income tax assets:

Net operating loss carryforward	$3,328,275	$2,964,646
Option compensation	325,288	324,962

Gross deferred income tax asset	3,653,563	3,289,608
Valuation allowance	(322,314)	(323,198)
	3,331,249	2,966,410
Deferred income tax liabilities:

Property, plant & equipment	2,974	1,764
Acquisition related liabilities	53,584,304	53,584,304

Net deferred income tax liability	$50,256,029	$50,619,658

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2008 and December 31, 2007.

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

The Company had cumulative net operating losses of approximately $8,758,617 and $7,801,699 as of March 31, 2008 and December 31, 2007, respectively for federal income tax purposes. The Company had cumulative state net operating losses of approximately $2,369,943 and $1,795,792 as of March 31, 2008 and December 31, 2007, respectively. The net operating loss carryforwards will be expiring between 2025 and 2029.

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

Lease obligations– The Company rents office space in Henderson, Nevada. The lease terms expired in November 2006 and the company continues to rent the existing space under month-to-month terms for $4,900 per month.

Rental expense, resulting from this operating lease agreement, approximated $14,700 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

Employment contracts– Ian R. McNeil, President and Chief Executive Officer. The Company has an employment agreement with Mr. McNeil effective since January 1, 2006. Under the terms of the agreement, as updated February 16, 2007, Mr. McNeil is paid a salary of $190,000. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

Carl S. Ager, Treasurer and Secretary. The Company has an employment agreement with Mr. Ager effective since January 1, 2006. Under the terms of the agreement, as updated February 16, 2007, Mr. Ager is paid a salary of $160,000. Mr. Ager is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

Melvin L. Williams, Chief Financial Officer. The Company has an employment agreement with Mr. Williams effective since January 1, 2006. Under the terms of the agreement, as updated February 16, 2007, Mr. Williams is paid a salary of $130,000, based on 600-800 hours worked. Mr. Williams is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Williams with thirty days written notice or payment equal to three months of his monthly remuneration.

Clarkdale slag project purchase agreement– In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional payments. The terms of and conditions of these payments are discussed in more detail in Note 3 and 6.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments in United States Treasury instruments and with two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

13.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2008, the Company purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $319,374.

14.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2008, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $23,393, respectively at March 31, 2008, the Company had an outstanding balance due to NMC of $38,735.

During the three months ended March 31, 2008, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services. The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $16,313 and $90, respectively, for the three months ended March 31, 2008. At March 31, 2008, the Company had an outstanding balance due to CMOW of $18,647.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Searchlight Mining Claims – (See Note 4) – The Company restated the Searchlight Mining Claims as of December 31, 2007. The March 31, 2008 restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – (See Notes 3, 6) – During the second quarter of 2008, the Company determined that acquisition accounting methods used in prior periods to record the purchase accounting for the Slag Project were not appropriate and has restated the purchase accounting to reflect the acquisition terms with respect to future payments related to the acquisition and with respect to warrants issued in connection with the assignment of the original Slag Project option.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in a decrease in recorded purchase consideration of $7,546,217, offset by an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project decreased by $4,121,755.

The original terms of the underlying purchase agreement were unchanged and this adjustment had no effect on the agreement.

The following table summarizes consolidated balance sheet of the Company as of December 31, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -	As Reported
December 31, 2007	December 31, 2007	Adjustments		As Restated

Property and equipment, net	$4,902,287	$162,173	a	$5,064,460
Mineral properties	11,519,664	1,182,594	b	12,702,258
Slag project	130,516,368	(9,749,491)	c	120,766,877
Total assets	168,537,602	(8,404,724)		160,132,878
VRIC payable, current portion	106,303	73,527	c	179,830
Due to VRIC	6,400,000	(6,400,000)	c	-
VRIC payable, net of current portion	3,211,101	(1,057,571)	c	2,153,530
Deferred tax liability	53,875,079	(3,255,421)	d	50,619,658
Total liabilities	64,571,667	(10,639,465)		53,932,202
Additional paid-in capital	114,913,703	1,310,204	c	116,223,907
Accumulated deficit during exploration stage	(11,152,633)	924,537	e	(10,228,096)
Total stockholders' equity	103,965,935	2,234,741		106,200,676
Total liabilities and stockholders' equity	$168,537,602	$(8,404,724)		$160,132,878

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes consolidated statements of operations for the three months ended March 31, 2007 and for the period from January 14, 2000 (Date of Inception) through December 31, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended March 31, 2007	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$385,308	$(90,000)	f	$295,308
Mineral exploration and evaluation
expenses - related party	-	90,000	f	90,000
Total operating expenses	721,547	-		721,547
Loss from operations	(713,927)	-		(713,927)
Income tax benefit	-	270,094	e	270,094
Net loss	$(680,029)	$270,094	e	$(409,935)

Loss per common share	$(0.01)			$(0.01)

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$8,989,944	$-		$8,989,944
Loss from operations	(8,953,534)	-		(8,953,534)
Loss from operations before income tax	(8,566,697)	-		(8,566,697)
Income tax benefit	1,677,940	924,536	e	2,602,476
Net loss	$(11,152,632)	$924,536	e	$(10,228,096)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a.	Restate for capitalization of interest related to deferred purchase liability.
b.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
c.	Restate for revision of the acquisition accounting related to payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition
d.	Restate for deferred tax computation related to acquisition accounting.
e.	Restate for deferred income tax benefit related to mineral properties acquisition.
f.	Reclassify related party mineral exploration and evaluation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 31, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Clarkdale Slag Project

In 2007, we obtained full ownership of the Clarkdale Slag Project through a merger with the previous owners of the project, Transylvania International, Inc. Since this acquisition, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as the refurbishing the “module building” and beginning construction of the “electrowinning building.” The module and electrowinning buildings will be used to house the first production module, which continues to be in the development stage and has been designed to allow the grinding, leaching, filtering and extraction of metals from the slag material within our module and electrowinning buildings (see Figure 1 below).

Figure 1. Production Module Outline

We have budgeted $10,950,000 for our work program on the Clarkdale Slag Project over the next twelve months. In the first quarter of 2008, we began to execute on our 2008 plan of operation on the Clarkdale Slag Project which includes the completion and operation of the first production module that is expected to process between 100 and 250 tons per day of slag material.

The refurbishing of the module building is nearing completion and we expect to obtain the Certificate of Occupancy from the town of Clarkdale soon thereafter. The Certificate of Occupancy will allow us to begin operating the equipment within the module building, including the grinding, leaching, filtering and resin extraction circuits. The electrowinning building, which will house the copper and zinc electrowinning circuits, is currently under construction and expected to be completed in the third quarter of 2008. We have ordered or received much of the equipment necessary for the assembly of the production module and any outstanding equipment is expected to be delivered by early in the third quarter of 2008.

We have faced challenges during the development of our production module, such as delays in receiving large pieces of equipment from the manufacturers, which has consequently pushed out the completion timeline of the module from what was originally anticipated. We remain encouraged, however, by the progress we have made in the development of the first production module and remain committed to its completion and operation, which we anticipate to begin in the third quarter of 2008.

We anticipate that our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project. If the feasibility of the project proves economically viable, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel which would be comparable in technology, scale and cost to the initial production module.

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

Also in our plan of operation on the Clarkdale Slag Project over the next twelve months, we intend to continue initial preparations on the Phase II expansion of the full-scale production facility. In the first quarter of 2008, we allocated approximately $1,000,000 to be used for this effort immediately to address long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility. A decision on allocating additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

Searchlight Gold Project

Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project. Since this time, we contracted with Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody. In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as “microwave digestion” and “autoclave” leaching. However, autoclave methods typically carry high capital and operating costs on large scale projects.

We were encouraged by these results and in the first quarter of 2008, we approved a continuation of the metallurgical work program with Arrakis for approximately $50,000 per month. The goal of this work program is to attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

In 2007, our ability to carry out a drilling program on the project was halted by the suspension of the Searchlight claim owners’ Plan of Operations due to a dispute between the United States Bureau of Land Management (“BLM”) and one of our current principal stockholders and former officers and directors, K. Ian Matheson, on a project unrelated to ours. We have taken steps to obtain a new drilling permit by acquiring the title to the claims from the previous owners, communicating with the BLM to address the issues, and engaging an independent consultant, Enviroscientists, Inc., to prepare a new Plan of Operations which we intend to submit to the BLM by the end of the second quarter of 2008.

We have budgeted $1,000,000 to our twelve month work program for the Searchlight Gold Project which is focused on continuing the testing program with Arrakis, including metallurgical testing, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also continue to work with the BLM, Enviroscientists, and our mining attorneys to help us obtain a BLM approved Plan of Operations containing the necessary permits to carry out our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is anticipated to commence shortly after receiving the necessary BLM approval.

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

Capitalized interest cost - We capitalize interest cost related to development and construction of property and equipment. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

Restatement

Overview

During the second quarter of 2008, we identified certain errors in our previously issued financial statements related to our purchase accounting treatment of the acquisition of the Clarkdale Slag Project and the resultant computation of future deferred income tax liability assumed. We have restated certain items on our consolidated balances sheets and statements of operations as follows:

•
Amounts recorded for the Clarkdale Slag Project on our consolidated balance sheets have been restated to reflect changes to the purchase accounting of the acquisition of Transylvania International, Inc. based on the acquisition agreement and the recomputation of the value of the 12,000,000 warrants issued to Nanominerals Corp. in connection with the assignment of the option for the Clarkdale Slag Project. The amount recorded for the Clarkdale Slag Project was also affected by the recomputation of the deferred future federal and state income tax liability in connection with our acquisition of the Clarkdale Slag Project.

•
Amounts recorded for the Searchlight Gold Project on our consolidated balance sheets have been restated to include the impact of the recomputation of the deferred future income tax liability and state income tax liability. This recomputation was required because changes made to the acquisition accounting of the Clarkdale Slag Project affected the computation of the deferred future income tax liability related to the mineral claims making up the Searchlight Gold Project. Other than the impact of the deferred tax computation, there was no change to the purchase accounting of the Searchlight Gold Project.

•
Our consolidated statement of operations for the period from inception to December 31, 2007 has been restated to reflect the recomputation of the tax benefits related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project. There was no other impact on the results of operations.

•
Our consolidated statement of operations for the three months ended March 31, 2007 has been restated to reclassify related party mineral exploration and evaluation expense not stated separately in previous reports. There was no change to the underlying expense or results of operations as previously reported.

The restatements had no impact on our cash or cash flows.

Clarkdale Slag Project

Acquisition of Transylvania International, Inc. During the second quarter of 2008, we determined that acquisition accounting method used in prior periods to record the purchase accounting for the Clarkdale Slag Project was not appropriate for the 2007 acquisition of Transylvania International, Inc.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement. The overall recorded acquisition purchase consideration was reduced by $7,546,217 with a corresponding reduction in recorded liabilities of $7,546,217. The recorded liabilities were adjusted, as follows:

•	the recorded current portion (relating to the $30,000 monthly obligation due to VRIC) decreased on the balance sheet by $227,174

•	the recorded long-term portion (relating to the $30,000 monthly obligation due to VRIC) decreased on the balance sheet by $919,043

•
the payment due to VRIC (with respect to the date that a feasibility study relating to the Clarkdale Slag Project proves that the project is economically viable and “bankable,” or the “Project Funding Date”) decreased on the balance sheet by $6,400,000.

In accordance with Statement of Financial Accounting Standards No. 141 (As Amended) (SFAS 141) and interpretation by Staff of the Commission, we have accounted for the payments based on the Project Funding Date and the payments based on future cash flow as contingent consideration. If the contingency requirements are met, the purchase price of the Clarkdale Slag Project will be adjusted accordingly at that time.

The original terms of the underlying purchase agreement were unchanged and this adjustment had no effect on the acquisition agreement.

Warrants issued in connection with option assignment. During the second quarter of 2008, we also determined that accounting treatment for the 12,000,000 warrants to Nanominerals issued in connection with the original Clarkdale Slag Project option assignment made on June 1, 2005 related to the Clarkdale Slag Project was not appropriate and we have assigned a value to the warrants of $1,310,204 by using the sales price of shares of common stock issued in connection with a private placement conducted at the time the warrants were issued. The adjustment also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

The value of the warrants, as restated, was computed using the binomial lattice method based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

Overall summary of restated purchase consideration. The following table reflects the restatement to the recorded purchase consideration for the Clarkdale Slag Project:

	As Reported	Adjustments	As Restated
Purchase price:
Cash payments	$10,100,000	$-	$10,100,000
Joint venture option acquired in 2005 for cash	690,000	-	690,000
Warrants issued for joint venture option	-	1,918,481	1,918,481
Common stock issued	66,879,375	-	66,879,375
Monthly payments, current portion	395,001	(227,174)	167,827
Monthly payments, long-term portion	3,252,403	(919,043)	2,333,360
Due to VRIC	6,400,000	(6,400,000)	-
Acquisition costs	127,000	-	127,000

Total purchase price	87,843,779	(5,627,736)	82,216,043

Net deferred income tax liability assumed - slag project	52,198,489	(4,121,755)	48,076,734

	$140,042,268	$(9,749,491)	$130,292,777

As a result of the revisions in recorded acquisition purchase consideration, the total deferred future income tax liability assumed for the acquisition of the Clarkdale Slag Project decreased by $4,121,755.

In accordance with Emerging Issues Task Force Issue 98-11 (EITF 98-11), the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects the restated components of the Clarkdale Slag Project:

Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$130,516,368	$(9,749,491)	$120,766,877
Land - slag pile site	5,916,150	-	5,916,150
Land	3,300,000	-	3,300,000
Income property and improvements	309,750	-	309,750

Net assets acquired	$140,042,268	$(9,749,491)	$130,292,777

Searchlight Gold Project Claims

We also restated the Searchlight Gold Project claims as of December 31, 2007 for the effect of the deferred future income tax liability assumed in the acquisition of the Searchlight Claims. The restatement of the Clarkdale Slag Project affected the overall computation of deferred future income tax liability for the amounts of deferred future income tax liability allocated to the Searchlight Claims. There were no other changes to the accounting treatment of the acquisition of the claims.

	As Originally Reported	Adjustments	As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$577,134	$--	$577,134
Net deferred income tax liability assumed	145,090	97,218	242,308

Mineral properties balance, December 31, 2005	722,224	97,218	819,442

Share issuance to obtain mineral properties, July 27, 2006	3,080,000	--	3,080,000
Net deferred income tax liability assumed	446,472	1,085,376	1,531,848

Mineral properties balance, December 31, 2006	4,248,696	1,182,594	5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000	--	4,508,000
Net deferred income tax liability assumed	2,762,968	--	2,762,968

Total mineral properties balance, March 31, 2008	$11,519,664	$1,182,594	$12,702,258

Restatement of Consolidated Balance Sheet and Statement of Operations

The following table summarizes overall restatements to our consolidated balance sheet as of December 31, 2007 and reconciles the previously reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -	As Reported
December 31, 2007	December 31, 2007	Adjustments	As Restated

Property and equipment, net (1)	$4,902,287	$162,173	$5,064,460
Mineral properties (2)	11,519,664	1,182,594	12,702,258
Slag project (3)	130,516,368	(9,749,491)	120,766,877
Total assets	168,537,602	(8,404,724)	160,132,878
VRIC payable, current portion (3)	106,303	73,527	179,830
Due to VRIC (3)	6,400,000	(6,400,000)	-
VRIC payable, net of current portion (3)	3,211,101	(1,057,571)	2,153,530
Deferred tax liability (4)	53,875,079	(3,255,421)	50,619,658
Total liabilities	64,571,667	(10,639,465)	53,932,202
Additional paid-in capital (3)	114,913,703	1,310,204	116,223,907
Accumulated deficit during exploration stage (5)	(11,152,633)	924,537	(10,228,096)
Total stockholders’ equity	103,965,935	2,234,741	106,200,676
Total liabilities and stockholders’ equity	$168,537,602	$(8,404,724)	$160,132,878

The following table summarizes overall restatements to the consolidated statements of operations for the three months ended March 31, 2007 and for the period from January 14, 2000 (date of inception) through December 31, 2007, and reconciles the previously reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended March 31, 2007	As Reported	Adjustments	As Restated

Mineral exploration and evaluation expenses (6)	$385,308	$(90,000)	$295,308
Mineral exploration and evaluation expenses - related party (6)	-	90,000	90,000
Total operating expenses	721,547	-	721,547
Loss from operations	(713,927)	-	(713,927)
Income tax benefit (5)	-	270,094	270,094
Net loss	$(680,029)	$270,094	$(409,935)

Loss per common share	$(0.01)	-	$(0.01)

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (date of inception)
Through December 31, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$8,989,944	$-	$8,989,944
Loss from operations	(8,953,534)	-	(8,953,534)
Loss from operations before income tax	(8,566,697)	-	(8,566,697)
Income tax benefit (5)	1,677,940	924,536	2,602,476
Net loss	$(11,152,632)	$924,536	$(10,228,096)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1) Restated for capitalization of interest related to deferred purchase liability.
(2) Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3) Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4) Restated for deferred tax computation related to acquisition accounting.
(5) Restated for deferred tax benefit related to mineral property acquisition.
(6) Reclassified related party mineral exploration and evaluation expense.

Results of Operations

The following table illustrates a summary of our results of operations or the periods listed below:

	Quarter Ended March 31,
	2008	2007 (restated)	Percent Increase/(Decrease)
Revenue	$9,300	$7,620	22.0%
Operating Expenses	(1,063,985)	(721,547)	47.5%
Other Income	98,360	33,898	190%
Income tax benefit	363,629	270,094	34.6%
Net Loss	$(592,696)	$(409,935)	44.6%

Revenue

During the quarter ended March 31, 2008, we received revenues of $9,300 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at a rate of $1,260 per month. The lease arrangements are on a month to month basis with no formal agreements.

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Quarter Ended March 31,
	2008	2007 (restated)	Percent Increase/(Decrease)
Mineral exploration and evaluation expenses	$114,518	$295,308	(61.2)%
Mineral exploration and evaluation expenses - related party	90,000	90,000	0.0%
Administrative - Clarkdale site	235,140	-	n/a
General and administrative	591,851	333,450	77.5%
General and administrative - related party	16,403	-	n/a
Depreciation	15,123	2,789	442%
Interest expense	950	-	n/a
Total Operating Expenses	$1,063,985	$721,547	47.5%

Operating expenses increased to $1,063,985 in the quarter ended March 31, 2008 from $721,547 in the quarter ended March 31, 2007. Operating expense increased in the quarter ended March 31, 2008 primarily as a result of increases in general and administrative expenses and Clarkdale site administrative expenses, offset by decreases in mineral exploration and evaluation expenses.

General and administrative expenses increased to $591,851 in the quarter ended March 31, 2008 from $333,450 in the quarter ended March 31, 2007. General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financings, the preparation of our 2007 annual report on Form 10-KSB, legal and accounting fees; (ii) increased management fees related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 were compensation expenses related to the option vesting and option grants of $859 and $129,293, respectively. On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan.

As of March 31, 2008, 107,246 options have been granted under the 2007 Plan with an exercise price ranging from $1.75 to $3.45 per share. The options are fully vested and expire in various proportions on June 15, 2009 and December 14, 2007. During the year ended December 31, 2007, we issued options to acquire 75,700 shares of common stock under our 2006 Stock Option Plan to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012.

In addition, we incurred $16,403 in the quarter ended March 31, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. We did not incur such expenses to such firm in the quarter ended March 31, 2007.

Mineral exploration and evaluation expenses decreased to $114,518 in the quarter ended March 31, 2008 from $295,308 in the quarter ended March 31, 2007. Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project.

Included in mineral exploration and evaluation expenses were the amounts of $90,000 and $90,000 paid in the quarters ended March 31, 2008 and 2007, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further we paid $235,140 for administrative expenses relating to the Clarkdale Slag Project in the quarter ended March 31, 2008. We did not pay such expenses in the quarter ended March 31, 2007.

For the quarter ended March 31, 2008, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $319,374. For the quarter ended March 31, 2007, we purchased services from two major vendors Dr. Hewlett and Nanominerals that exceeded more than 10% of total purchases and amounted to approximately $110,000 and $90,000, respectively.

Other Income and Expenses

Total other income increased to $98,360 in the quarter ended March 31, 2008 from $33,898 in the quarter ended March 31, 2007. The increase in total other income primarily resulted from an increase in interest and dividend income.

Income Tax Benefit

Income tax benefit increased to $363,629 in the quarter ended March 31, 2008 from $270,094 in the quarter ended March 31, 2007. The increase in income tax benefit primarily resulted from the increase in net operating losses in the quarter ended March 31, 2008 from the quarter ended March 31, 2007.

Net Loss

The aforementioned factors resulted in a net loss of $592,696, or $0.01 per common share, for the quarter ended March 31, 2008, as compared to a net loss of $409,935, or $0.01 per common share, for the quarter ended March 31, 2007.

As of March 31, 2008 and 2007, we had cumulative net operating loss carryforwards of approximately $8,758,617 and $3,546,810, respectively for federal income taxes. As of March 31, 2008 we had cumulative net operating losses of approximately $2,369,943 and no material loss carryforwards as of March 31, 2007 for state income tax purposes. The net operating loss carryforwards expire between 2025 and 2028.

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

Working Capital

The following is a summary of our working capital at March 31, 2008:

	At March 31, 2008	At December 31, 2007 (restated)	Percent Increase/(Decrease)
Current Assets	$17,357,780	$12,200,133	42.3%
Current Liabilities	(1,039,026)	(1,094,697)	(5.1)%
Working Capital	$16,318,754	$11,105,436	46.9%

As of March 31, 2008, we had an accumulated deficit of $10,820,792. As of March 31, 2008, we had working capital of $16,318,754, compared to working capital of $11,105,436 as of March 31, 2007. The increase in our working capital was primarily attributable to the completion of our private placements in 2008 partially offset by our net loss. Cash and cash equivalents were $17,184,152 as of March 31, 2008, as compared to $12,007,344 as of December 31, 2007. Property and equipment increased to $6,574,027 as of March 31, 2008 from $5,064,460 as of December 31, 2007. The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $50,256,029 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Quarter Ended March 31,
	2008	2007 (restated)	Percent Increase/(Decrease)
Cash Flows used in Operating Activities	$(1,047,458)	$(790,673)	32.5%
Cash Flows used in Investing Activities	(1,439,962)	(10,005,846)	(85.6)%
Cash Flows provided by Financing Activities	7,664,228	20,800,529	(63.2)%
Net Increase in Cash During Period	$5,176,808	$10,004,010	(48.3)%

Net cash used in operating activities increased to $1,047,458 in the quarter ended March 31, 2008 from $790,673 in the quarter ended March 31, 2007. The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $363,629 and change in accounts payable and accrued liabilities of $144,275.

We used $1,439,962 in investing activities in the quarter ended March 31, 2008, as compared to $10,005,846 in the quarter ended March 31, 2007. The decrease in the quarter ended March 31, 2008 was primarily a result of the payment to Verde River Iron Company (“VRIC”), an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, in the quarter ended March 31, 2007, offset by property and equipment purchases of $1,393,584 relating to the Clarkdale Slag Project in the quarter ended March 31, 2008.

Net cash provided by financing activities was $7,664,228 for the quarter ended March 31, 2008 compared to $20,800,529 for the quarter ended March 31, 2007. Net cash provided by financing activities in the quarter ended March 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $43,622 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities in the quarter ended March 31, 2007 primarily resulted from the receipt of $21,453,817 from the gross proceeds of private placements of our securities.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $16,950,000. As at March 31, 2008, we had cash reserves in the amount of $17,184,152. Our cash position now exceeds our anticipated 12 month budget of $16,950,000. Although this amount is sufficient to meet our anticipated costs for our development and exploration activities during the next twelve months, the actual costs of completing those activities may be greater than anticipated. If the actual costs are significantly greater than anticipated, if we proceed with our development and exploration activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

For these reasons, our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the first quarter of the year ended March 31, 2008.

Item 5. Other Information

Non-Reliance on Previously Issued Financial Statements

On May 5, 2008, after consulting with Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, our independent accountants, our management and our audit committee, concluded that our audited financial statements for the year ended December 31, 2007, and our unaudited interim financial statements for the periods ended March 31, 2007 should not be relied upon. Based upon our continued review of comments received from the Commission with respect to their review of our amended Registration Statement on Form SB-2/A, our management and our audit committee have concluded restatements should be made to our consolidated balance sheets and statements of operations.

Detailed information outlining the impact of the restatement to our previously issued financial statements is discussed in this Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement.”

We also restated certain items on our consolidated balance sheets and statements of operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. Our consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations. Our consolidated statements of operations for the year ended December 31, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses. Related to this issue, our consolidated balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

A more complete discussion of that restatement is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement.”

Item 6. Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Annual Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 12, 2008	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)