Form 10-Q
period 2008-06-30
Searchlight Minerals Corp.
filed 2008-08-11
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-30995

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
Yes ☐ No ☒
As of August 11, 2008, the registrant had 105,728,409 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007
		(restated)
ASSETS

Current assets
Cash and cash equivalents	$13,538,031	$12,007,344
Prepaid expenses	132,727	192,789

Total current assets	13,670,758	12,200,133

Property and equipment, net	8,984,271	5,064,460
Mineral properties	16,947,419	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits	284,000	183,000

Total non-current assets	156,198,717	147,932,745

Total assets	$169,869,475	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$946,542	$849,910
Accounts payable - related party	45,926	41,974
VRIC payable, current portion	187,144	179,830
Capital lease payable, current portion	23,498	22,983

Total current liabilities	1,203,110	1,094,697

Long-term liabilities
VRIC payable, net of current portion	2,058,092	2,153,530
Capital lease payable, net of current portion	52,438	64,317
Deferred tax liability	51,363,915	50,619,658

Total long-term liabilities	53,474,445	52,837,505

Total liabilities	54,677,555	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 105,728,409 and 96,865,391 shares,
respectively, issued and outstanding	105,728	96,865
Additional paid-in capital	126,748,860	116,223,907
Common stock subscribed	18,000	108,000
Accumulated deficit during exploration stage	(11,680,668)	(10,228,096)

Total stockholders' equity	115,191,920	106,200,676

Total liabilities and stockholders' equity	$169,869,475	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
		(restated)		(restated)

Revenue - rents	$7,740	$11,960	$17,040	$19,580	$53,450

Operating expenses
Mineral exploration and evaluation expenses	334,390	163,676	448,908	458,984	4,510,618
Mineral exploration and evaluation
expenses - related party	90,000	90,000	180,000	180,000	1,035,000
Administrative - Clarkdale site	272,769	—	507,908	—	1,021,667
General and administrative	689,031	721,558	1,281,025	1,055,008	4,888,875
General and administrative - related party	10,722	—	27,125	—	52,386
Depreciation	15,430	11,453	30,552	14,243	75,562

Total operating expenses	1,412,342	986,687	2,475,518	1,708,235	11,584,108

Loss from operations	(1,404,602)	(974,727)	(2,458,478)	(1,688,655)	(11,530,658)

Other income (expense):
Loss on equipment disposition	—	—	—	—	(4,526)
Interest expense	(887)	(44)	(1,837)	(44)	(3,899)
Interest and dividend income	40,479	117,842	138,839	151,740	530,202

Total other income (expense)	39,592	117,798	137,002	151,696	521,777

Loss before income taxes	(1,365,010)	(856,929)	(2,321,476)	(1,536,959)	(11,008,881)

Income tax benefit	505,275	270,094	868,904	540,188	3,471,381

Loss from continuing operations	(859,735)	(586,835)	(1,452,572)	(996,771)	(7,537,500)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(4,143,168)

Net loss	$(859,735)	$(586,835)	$(1,452,572)	$(996,771)	$(11,680,668)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	104,276,436	91,393,212	102,853,530	84,593,103

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2007 (restated)	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

Issuance of common stock
for cash, $0.65 per share
from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	—	2,463,500

Issuance of common stock
for cash Reg. S - Private
Placement, $1.60 per share	1,637,500	1,638	2,618,362	—	—	2,620,000

Issuance of common stock
for cash Reg. D - Private
Placement, $1.60 per share	1,643,750	1,644	2,628,356	—	—	2,630,000

Issuance of common
stock as commission
in connection with
foreign offering	80,000	80	(80)	—	—	—

Amortization of stock options
issued to officer over
vesting period	—	—	859	—	—	859

Issuance of common stock
for cash, $0.25 per share
from exercise of stock options	200,000	200	49,800	(25,000)	—	25,000

Issuance of common stock
for directors' compensation	11,768	11	35,989	(18,000)	—	18,000

Issuance of common stock
for mining claims	1,400,000	1,400	2,630,600	—	—	2,632,000

Effect of modification of stock options
issued to an employee	—	—	36,457	—	—	36,457

Common stock subscribed
for directors' compensation	—	—	—	18,000	—	18,000

Net loss June 30, 2008	—	—	—	—	(1,452,572)	(1,452,572)

Balance, June 30, 2008	105,728,409	$105,728	$126,748,860	$18,000	$(11,680,668)	$115,191,920

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,452,572)	$(996,771)	$(11,680,668)
Deduct: Loss from discontinued operations	—	—	(4,143,168)
Loss from continuing operations	(1,452,572)	(996,771)	(7,537,500)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	30,552	14,243	75,562
Stock based expenses	73,316	143,103	1,031,478
Loss on disposition of fixed assets	—	—	5,875
Amortization of prepaid expense	86,445	9,999	256,858
Changes in operating assets and liabilities:	.
Other current assets	(19,591)	(120,014)	(382,793)
Other assets	(101,000)	—	(284,000)
Accounts payable and accrued liabilities	(269,650)	(328,306)	(103,324)
Deferred income taxes	(868,904)	(540,188)	(3,471,381)

Net cash used in operating activities	(2,521,404)	(1,817,934)	(10,409,225)
Net cash used in operating activities from discontinued operations	—	—	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	—	—	(87,134)
Cash paid for joint venture and merger option	—	—	(890,000)
Cash paid to VRIC on closing date	—	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	—	(130,105)	(130,105)
Capitalized interest	(91,877)	(66,852)	(254,049)
Purchase of property and equipment	(3,495,044)	(971,553)	(7,692,426)

Net cash used in investing activities	(3,586,921)	(11,068,510)	(18,953,714)
Net cash used in investing activities from discontinued operations	—	—	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,738,500	21,453,817	43,514,501
Stock issuance costs	—	(677,570)	(677,570)
Principal payments on capital lease payable	(11,364)	(20,000)	(40,303)
Principal payments on deferred purchase liability	(88,124)	(83,148)	(255,952)
Proceeds from subscribed stock	—	195,000	360,000

Net cash provided by financing activities	7,639,012	20,868,099	42,900,676
Net cash provided by financing activities from discontinued operations	—	—	3,384,236

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,530,687	7,981,655	13,538,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,538,031	$11,665,903	$13,538,031

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$1,837	$44	$54,650

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Capital equipment purchased through financing	$363,442	$—	$808,132

Assets acquired for common stock issued for the acquisition	$—	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$2,632,000	$—	$10,710,000

Assets acquired for liabilities incurred in the acquisition	$—	$2,501,187	$2,501,187

Net deferred tax liability assumed	$1,613,161	$48,076,734	$55,197,465

Merger option payment applied to the acquisition	$—	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$—	$690,000	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$—	$—	$1,310,204

Stock options for common stock issued in satisfaction of debt	$—	$—	$1,200,000

Capitalization of related party liability to equity	$—	$—	$742,848

Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$—	$—	$72,000

Stock issued for compensation
50,000 shares at $2.06	$—	$—	$103,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 (as restated) of Searchlight Minerals Corp. (the “Company”).

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 15) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007 (as restated).

Description of business – Searchlight Minerals Corp. is an exploration stage company and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Going concern - The Company incurred cumulative net losses of $11,680,668 as of June 30, 2008 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents – Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value of the mineral rights acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized was $91,877 and $66,852 for the periods ended June 30, 2008 and 2007, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Exploration costs – Mineral exploration costs are expensed as incurred.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

Impairment of long-lived assets – It is the Company’s policy to capitalize mineral rights and mineral properties acquired as tangible assets in accordance with EITF 04-02. The Company has two mineral properties that are in exploration stage and has considered the Value Beyond Proven and Probable (VBPP) in accordance with Emerging Issues Task Force Issue No. 04-03 (“EITF 04-03”), “Mining Assets: Impairment and Business Combinations” in evaluating the carrying value of these mineral assets. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals. The Company has continued to follow its plan of exploration for each of the properties since the dates of their acquisition.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. For evaluation of possible impairment, the Company considers EITF 04-03 . The assets are also subject to impairment consideration under Statement of Financial Accounting No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-lived Assets” if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2008 exploration progress on these properties is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES(continued)

Discontinued operations - On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations. The consolidated unaudited statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2008 contains net losses prior to January 1, 2005 of $4,143,168 from discontinued operations.

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

Fair value of financial instruments - Financial Accounting Standards No. 107 (“SFAS 107), “Disclosure about Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 24,361,656 and 25,352,205, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes - The Company accounts for its income taxes in accordance with SFAS 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

For acquired properties that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98-03 (“EIFT 98-03”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Stock-based compensation - On December 16, 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements - In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

On March 19, 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard  No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

In September 2007, the FASB published Proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The Company is currently evaluating the impact that Proposed FSP may have on the consolidated financial statements of the Company.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement of Financial Accounting No. 157 (“SFAS 157”), “Fair Value Measurements,” and SFAS 107. SFAS 159 is effective for our fiscal year beginning after November 15, 2007. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Furniture and fixtures	$34,694	$34,694
Lab equipment	2,804	2,804
Computers and equipment	45,040	32,594
Income property	309,750	309,750
Construction in progress	8,225,456	4,408,796
Capitalized interest	254,050	162,173
Vehicles	38,175	38,175
Site equipment	148,586	119,203
	9,058,555	5,108,189
Less accumulated depreciation	74,284	43,729
	$8,984,271	$5,064,460

Depreciation expense was $30,552 and $14,243 for the six months ended June 30, 2008 and 2007, respectively.

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

The following table reflects the recorded purchase consideration for the Slag Project:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Warrants issued for joint venture option	1,918,481
Common stock issued	66,879,375
Monthly payments, current portion	167,827
Monthly payments, net of current portion	2,333,360
Acquisition costs	127,000

Total purchase price	82,216,043

Net deferred income tax liability assumed - slag project	48,076,734

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

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$120,766,877
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$130,292,777

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

As of June 30, 2008 mining claims totaling $16,947,419 consist of twenty mining claims located near Searchlight, Nevada. The mining claims were acquired during 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. On June 25, 2008, the Company issued the remaining 1,400,000 shares and received the title to the mining claims in consideration of the satisfaction of the option agreement.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada.

The mining claims are capitalized as tangible assets in accordance with EITF 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The following table summarizes the changes of mineral properties for the six months ended June 30, 2008:

Total mineral properties balance, December 31, 2007	$12,702,258

Share issuance to obtain mineral properties, June 25, 2008	2,632,000
Net deferred income tax liability assumed	1,613,161
Total mineral properties balance, June 30, 2008	$16,947,419

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under capital lease. Capital lease payable consisted of the following at June 30, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	June 30, 2008	December 31, 2007
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$75,936	$87,300

					75,936	87,300
Capital lease payable, current portion					(23,498)	(22,983)

Capital lease payable, net of current portion					$52,438	$64,317

The following table represents future minimum lease payments on capital lease payable for each of the twelve month periods ending June 30,

2009	$26,401
2010	26,401
2011	26,401
2012	2,200
Thereafter	—

Total future minimum lease payments	$81,403
Imputed interest	(5,467)

Present value of future minimum lease payments	$75,936

The following assets acquired under capital lease and related amortization were included in property, plant and equipment at June 30, 2008 and December 31, 2007,

	June 30, 2008	December 31, 2007

Site Equipment	$116,239	$116,239
Accumulated amortization	(31,481)	(16,952)
	$84,758	$99,287

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2009	$187,144
2010	202,677
2011	219,499
2012	237,718
2013	257,448
Thereafter	1,140,750

$2,245,236

VRIC payable, current portion	(187,144)

VRIC payable, net of current portion	$2,058,092

The acquisition agreement also contains payment terms which are based on Project Funding Date as defined in the agreement.

a)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

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

The Advance Royalty shall continue for a period of ten (10) years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008 the Company’s stockholders’ equity activity consisted of the following:

a)
On June 30, 2008, the Company awarded 4,326 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of June 30, 2008.

b)
On June 25, 2008, the Company issued 1,400,000 million shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 million shares.

c)
On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 10, 2010.

d)
On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 10, 2010

e)
On March 31, 2008, the Company awarded 2,670 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

f)
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

g)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY (continued)

h)
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

On April 30, 2007, the Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”) and determined to cease granting any further options under the Company’s 2006 Stock Option Plan. Under the terms of the 2007 Plan, options to purchase up to 40,000,000 shares of common stock of the Company may be granted to eligible Participants. On May 8, 2007, the Board of Directors determined to cease granting any further options under the Company’s 2003 Nonqualified Stock Option Plan and amended the number of shares of the Company’s common stock available for issuance under the 2007 Plan to a maximum of 4,000,000. On June 15, 2007, shareholders of the Company approved the 2007 Plan.

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

During the six months ended June 30, 2008, the Company did not grant any stock options awards, stock awards or any other equity incentive plan awards.

Expenses for the six months ended June 30, 2008 and 2007 related to vesting and granting of stock options were $859 and $143,104, respectively and are included in general and administrative expense. The Company recorded $36,457 in stock option modification expense during the three months June 30, 2008. No such stock option modifications occurred before.

Stock options – During the six months ended June 30, 2008, the Company did not grant any stock options awards. As of June 30, 2008 stock options outstanding totaled 3,452,946 with a weighted average strike price of $0.97 per share.

On May 30, 2008, the Company extended the term of stock options previously issued to an employee for 50,000 shares of common stock for an additional 3 years. The Company accounted for the impact of the amended stock option grant as a stock option modification under SFAS 123R. As a result of the modification, the Company recognized $36,457 of additional stock-based compensation expense due to the increase in the fair market value of this stock option grant that is recorded in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	3,652,946	$0.93
Options granted and assumed	—	—
Options expired	—	—
Options cancelled	—	—
Options exercised	(200,000)	0.25

Balance, June 30, 2008	3,452,946	$0.97

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

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $859 as of June 30, 2008. Based on recent historical stock activity the equal probability option pricing model was applied.

The Company estimates expected volatility using representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

The following table summarizes the changes of Company’s stock options subject to vesting for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	50,000	$0.21
Options granted	—	—
Options vested	(50,000)	0.21
Options cancelled	—	—

Unvested, June 30, 2008	—	$—

As of June 30, 2008, there were no unvested stock options and as such, there is no related unrecognized compensation expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OPTION PLAN (continued)

Stock options/warrants – During the six months ended June 30, 2008 the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

The value of 12 million warrants issued in 2005 in connection with the Clarkdale Slag Project option were computed using the binomial lattice method were allocated to the acquisition cost of the project and were computed based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

The following table summarizes information about options/warrants granted during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	24,944,708	$1.26
Options/warrants granted and assumed	1,640,625	2.40
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(4,090,000)	(0.63)

Balance, June 30, 2008	22,495,333	$1.46

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

Land Lease – Wastewater Effluent

CML assumed a lease as lessor on February 15, 2007 that was entered into by TI on August 25, 2004 with the Town of Clarkdale, AZ (Clarkdale). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy five percent (75%) of the potable water rate.

The term of the lease is 5 years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of twenty five (25) years measured from the date of the lease, the Company has a continuing right to purchase Class B, and if available, Class A at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2008 and 2007,

	June 30, 2008	June 30, 2007

Income tax benefit per financial statements	$(882,110)	$(584,044)
Non-deductible and other	2,125	2,128
Change in valuation allowance	11,081	(8,730)
Rate change	-	50,458

Income tax benefit	$(868,904)	$(540,188)

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Deferred income tax assets:

Net operating loss carryforward	$3,833,550	$2,964,646
Option compensation	339,142	324,962

Gross deferred income tax asset	4,172,692	3,289,608
Valuation allowance	(334,279)	(323,198)
	3,838,413	2,966,410
Deferred income tax liabilities:

Property, plant & equipment	4,863	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$51,363,915	$50,619,658

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2008 and December 31, 2007.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with EITF 98-11 and SFAS 109, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES (continued)

The Company had cumulative net operating losses of approximately $10,088,289 and $7,801,699 as of June 30, 2008 and December 31, 2007, respectively for federal income tax purposes. The Company had cumulative state net operating losses of approximately $3,173,645 and $1,795,792 as of June 30, 2008 and December 31, 2007, respectively. The net operating loss carryforwards will be expiring between 2025 and 2028.

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

Rental expense, resulting from this operating lease agreement, approximated $29,400 and $20,151 for the six months ended June 30, 2008 and 2007, respectively.

Employment contracts – Ian R. McNeil, President and Chief Executive Officer. The Company has an employment agreement with Mr. McNeil effective since January 1, 2006. Under the terms of the agreement, as updated February 16, 2007, Mr. McNeil is paid a salary of $190,000. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

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

Clarkdale slag project purchase agreement – In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional payments. The terms of and conditions of these payments are discussed in more detail in Note 3 and 6.

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

For the six months ended June 30, 2008, the Company purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,132,537 and $525,892, respectively.

14.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2008, the Company incurred total fees and reimbursement of expenses to NMC of $180,000 and $51,953, respectively at June 30, 2008, the Company had an outstanding balance due to NMC of $35,204.

During the six months ended June 30, 2008, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services. The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $27,035 and $90, respectively, for the six months ended June 30, 2008. At June 30, 2008, the Company had an outstanding balance due to CMOW of $10,722.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The following table summarizes consolidated statements of operations for the three and six months ended June 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended June 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$986,687	$-		$986,687
Loss from operations	(974,727)	-		(974,727)
Income tax benefit	-	270,094	a	270,094
Net loss	$(856,929)	$270,094	a	$(586,835)

Loss per common share	$(0.01)			$(0.01)

Summarized Consolidated Statement of Operations -
For the six months ended June 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$1,708,235	$-		$1,708,235
Loss from operations	(1,688,655)	-		(1,688,655)
Loss from operations before income tax	(1,536,959)	-		(1,536,959)
Income tax benefit	-	540,188	a	540,188
Net loss	$(1,536,959)	$540,188	a	$(996,771)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a.	Restate for deferred income tax benefit related to mineral properties acquisition.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Executive Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects. Our business is presently focused on our two mineral projects: (i) the Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ores mined at the United Verde Copper Mine in Jerome, Arizona; and (ii) the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Clarkdale Slag Project

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and beginning construction of the electrowinning building. During the first two quarters of 2008, we have been executing our 2008 plan of operation on the Clarkdale Slag Project which includes the completion and operation of the first production module. The module and electrowinning buildings will be used to house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material (see Figure 1 below). The production module, which continues to be in the development stage, is expected to process between 100 and 250 tons per day of slag material.

Figure 1. Production Module Outline

On August 8, 2008, we received a Certificate of Occupancy for the module building, allowing us to operate the grinding, leaching, filtering and resin extraction equipment within the module building. On June 17, 2008, we received a Certificate of Occupancy for the laboratory facilities located within the module building, allowing our chemists to conduct immediate, on-site analyses of leaching results to further optimize the metals extraction process.

The electrowinning building, which will house the copper and zinc electrowinning circuits, is currently under construction and expected to be completed in the fourth quarter of 2008. An additional occupancy certificate will be required for the electrowinning building in order to operate the electrowinning equipment. We have ordered or received most of the equipment necessary for the assembly of the production module and any outstanding equipment is expected to be delivered by the end of the third quarter of 2008.

We have faced challenges during the development of our production module, including delays in receiving large pieces of equipment from the manufacturers and longer than expected engineering-related issues due to the complexity of designing an upgrade in our electrowinning systems. Consequently, the completion timeline of the production module has been extended from what was originally anticipated. We continue to be encouraged by the progress we have made in the development of the production module and remain committed to its completion and operation.

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

We have budgeted $10,950,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes assembling and operating the production module, performing the feasibility study as well as Phase II expansion preparations. In the first quarter of 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility. A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

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

Searchlight Gold Project

Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols. In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching. Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and in the first quarter of 2008, we approved a continuation of the metallurgical work program with Arrakis. The goal of this work program is to attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

In the fall of 2007, our ability to carry out a drilling program on the project was halted by the suspension of the Searchlight claim owners’ Plan of Operations (“Plan”) due to a dispute between the United States Bureau of Land Management (the “BLM”) and one of our current principal stockholders and former officers and directors, K. Ian Matheson, on a project unrelated to ours.

Since the fall of 2007, we have taken steps to obtain a new Plan and the associated drilling permits. During the second quarter of 2008, we made our final issuance of 1,400,000 shares to the Searchlight Project claim owners, and we now have title to the 20 160-acre claims. Also during the second quarter of 2008, we staked over-top the project area with 142 20-acre claims. However, we also have retained the original underlying 160-acre claims covering the 3,200 acre project area.

On August 7, 2008, with the help of our independent consultant, Enviroscientists, Inc., we submitted a new Plan to the BLM for consideration, which includes an 18 hole drill program and a 36 acre mining pit.

We have budgeted $1,000,000 to our twelve month work program for the Searchlight Gold Project. This amount is based on approximately $50,000 per month for our testing program and approximately $400,000 total over the next twelve months for our drilling program. Our work program is focused on continuing the testing program with Arrakis, including metallurgical tests, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also continue to work with the BLM, Enviroscientists, and our mining attorneys to help us obtain approval of the aforementioned Plan, containing the necessary permits to execute on our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is expected to commence shortly after receiving the BLM’s approval of the Plan.

Our drilling and mining program on the project is dependent on obtaining the necessary approval from the BLM. Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project. There is also no assurance that the Searchlight Gold Project will be economically viable.

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $11,050,000. As at June 30, 2008, we had cash reserves in the amount of $13,538,031. Our cash position at June 30, 2008 exceeds our anticipated minimum 12 month budget of $11,050,000 by approximately $2,488,031.

Our current twelve month budget also includes anticipated expenditure of $6,000,000 on Phase II of our Clarkdale Slag Project. Although our current cash position is sufficient to meet our minimum anticipated costs for our development and exploration activities during the next twelve months, we will require additional funding to fulfill our entire anticipated plan of operations. In addition, the actual costs of completing those activities may be greater than anticipated.

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	COST

Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,100,000
Consulting Services	$2,000,000

SUBTOTAL	$5,100,000

Clarkdale Slag Project
Building Rehabilitation	$750,000

Production Module Assembly	$2,500,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000
Phase II - Preparation for expansion to 2,000 tons per day	$6,000,000

SUBTOTAL	$10,950,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000

SUBTOTAL	$1,000,000

TOTAL	$17,050,000

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

We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If we do not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

Exploration costs - Mineral exploration costs are expensed as incurred.

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, we use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Capitalized interest cost - We capitalize interest cost related to development and construction of property and equipment. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

Restatement of 2007 and Prior Financial Statements

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

•
Our consolidated statement of operations for the three months and six months ended June 30, 2007 has been restated to reclassify related party mineral exploration and evaluation expense not stated separately in previous reports. There was no change to the underlying expense or results of operations as previously reported.

The restatements had no impact on our cash or cash flows.

Clarkdale Slag Project

Acquisition of Transylvania International, Inc. During the second quarter of 2008, we determined that the acquisition accounting method used in prior periods to record the purchase accounting for the Clarkdale Slag Project was not appropriate for the 2007 acquisition of Transylvania International, Inc.

The adjustments included revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement. The overall recorded acquisition purchase consideration was reduced by $7,546,217 with a corresponding reduction in recorded liabilities of $7,546,217. The recorded liabilities were adjusted, as follows:

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

Warrants issued in connection with option assignment. During the second quarter of 2008, we also determined that the accounting treatment for the 12,000,000 warrants to Nanominerals issued in connection with the original Clarkdale Slag Project option assignment made on June 1, 2005 related to the Clarkdale Slag Project was not appropriate and we have assigned a value to the warrants of $1,310,204 by using the sales price of shares of common stock issued in connection with a private placement conducted at the time the warrants were issued. The adjustment also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

The value of the warrants, as restated, was computed using the binomial lattice method based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

Overall summary of restated purchase consideration. The following table reflects the restatement to the recorded purchase consideration for the Clarkdale Slag Project:

	December 31, 2007 As Reported	Adjustments	December 31, 2007 As Restated
Purchase price:
Cash payments	$10,100,000	$-	$10,100,000
Joint venture option acquired in 2005 for cash	690,000	-	690,000
Warrants issued for joint venture option	-	1,918,481	1,918,481
Common stock issued	66,879,375	-	66,879,375
Monthly payments, current portion	395,001	(227,174)	167,827
Monthly payments, long-term portion	3,252,403	(919,043)	2,333,360
Due to VRIC	6,400,000	(6,400,000)	-
Acquisition costs	127,000	-	127,000

Total purchase price	87,843,779	(5,627,736)	82,216,043

Net deferred income tax liability assumed - slag project	52,198,489	(4,121,755)	48,076,734

	$140,042,268	$(9,749,491)	$130,292,777

As a result of the revisions in recorded acquisition purchase consideration, the total deferred future income tax liability assumed for the acquisition of the Clarkdale Slag Project decreased by $4,121,755.

In accordance with Emerging Issues Task Force Issue 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” (EITF 98-11), the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects the restated components of the Clarkdale Slag Project:

	December 31, 2007 As Reported	Adjustments	December 31, 2007 As Restated
Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$130,516,368	$(9,749,491)	$120,766,877
Land - slag pile site	5,916,150	-	5,916,150
Land	3,300,000	-	3,300,000
Income property and improvements	309,750	-	309,750

Net assets acquired	$140,042,268	$(9,749,491)	$130,292,777

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

Restatement of Consolidated Balance Sheet December 31, 2007

The following table summarizes overall restatements to our consolidated balance sheet as of December 31, 2007 and reconciles the previously reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -	December 31, 2007		December 31, 2007
December 31, 2007	As Reported	Adjustments	As Restated

Property and equipment, net (1)	$4,902,287	$162,173	$5,064,460
Mineral properties (2)	11,519,664	1,182,594	12,702,258
Slag project (3)	130,516,368	(9,749,491)	120,766,877
Total assets	168,537,602	(8,404,724)	160,132,878
VRIC payable, current portion (3)	106,303	73,527	179,830
Due to VRIC (3)	6,400,000	(6,400,000)	-
VRIC payable, net of current portion (3)	3,211,101	(1,057,571)	2,153,530
Deferred tax liability (4)	53,875,079	(3,255,421)	50,619,658
Total liabilities	64,571,667	(10,639,465)	53,932,202
Additional paid-in capital (3)	114,913,703	1,310,204	116,223,907
Accumulated deficit during exploration stage (5)	(11,152,633)	924,537	(10,228,096)
Total stockholders’ equity	103,965,935	2,234,741	106,200,676
Total liabilities and stockholders’ equity	$168,537,602	$(8,404,724)	$160,132,878

Restatement of Consolidated Statement of Operations June 30, 2007

The following table summarizes consolidated statements of operations for the three and six months ended June 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended June 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$986,687	$-	$986,687
Loss from operations	(974,727)	-	(974,727)
Income tax benefit (5)	-	270,094	270,094
Net loss (5)	$(856,929)	$270,094	$(586,835)

Loss per common share	$(0.01)		$(0.01)

Summarized Consolidated Statement of Operations -
For the six months ended June 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$1,708,235	$-	$1,708,235
Loss from operations	(1,688,655)	-	(1,688,655)
Loss from operations before income tax	(1,536,959)	-	(1,536,959)
Income tax benefit (5)	-	540,188	540,188
Net loss (5)	$(1,536,959)	$540,188	$(996,771)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1)	Restated for capitalization of interest related to deferred purchase liability.
(2)	Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3)	Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4)	Restated for deferred tax computation related to acquisition accounting.
(5)	Restated for deferred tax benefit related to mineral property acquisition.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007 (restated)	Percent Increase/ (Decrease)	2008	2007 (restated)	Percent Increase/ (Decrease)
Revenue	$7,740	$11,960	(35.3)%	$17,040	$19,580	(12.9)%
Operating Expenses	(1,412,342)	(986,687)	43.1%	(2,475,518)	(1,708,235)	44.9%
Other Income	39,592	117,798	(66.4)%	137,002	151,696	(9.7)%
Income tax benefit	505,275	270,094	87.1%	868,904	540,188	60.9%
Net Loss	$(859,735)	$(586,835)	46.5%	$(1,452,572)	$(996,771)	45.7%

Revenue

Six month period ended June 30, 2008 compared to 2007. During the six month period ended June 30, 2008, we received revenues of $17,040 compared to $19,580 for the same period ended in 2007 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at a rate of $880 per month. The lease arrangements are on a month to month basis with no formal agreements.

Three month period ended June 30, 2008 compared to 2007. During the three month period ended June 30, 2008 we received revenues of $7,740 compared to $11,960 for the same period ended in 2007. The decrease in revenue from the prior year was largely due to fewer tenants leasing the commercial building.

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007 (restated)	Percent Increase/ (Decrease)	2008	2007 (restated)	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$334,390	$163,676	104.3%	$448,908	$458,984	2.2%
Mineral exploration and evaluation expenses - related party	90,000	90,000	0.0%	180,000	180,000	0.0%
Administrative - Clarkdale site	272,769	—	n/a	507,908	—	n/a
General and administrative	689,031	721,558	(4.5)%	1,281,025	1,055,008	21.4%
General and administrative - related party	10,722	—	n/a	27,125	—	n/a
Depreciation	15,430	11,453	34.7%	30,552	14,243	114.5%
Total Operating Expenses	$1,412,342	$986,687	43.1%	$2,475,518	$1,708,235	44.9%

Six month period ended June 30, 2008 compared to 2007. Operating expenses increased to $2,475,518 during the six month period ended June 30, 2008 from $1,708,235 during the six month period ended June 30, 2007. Operating expense increased during the six month period ended June 30, 2008 compared to the corresponding period in 2007 primarily as a result of increases in general and administrative expenses and Clarkdale site administrative expenses.

General and administrative expenses increased to $1,281,025 during the six month period ended June 30, 2008 from $1,055,008 during the six month period ended June 30, 2007. General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financings, the preparation of our 2007 annual report on Form 10-KSB and legal and accounting fees; (ii) increased expenses related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the six month period ended June 30, 2008 and 2007 were compensation expenses related to the option vesting and option grants of $859 and $143,104, respectively.

On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan. On June 15, 2007, our stockholders approved the 2007 Plan.

In addition, we incurred $27,125 during the six month period ended June 30, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. We did not incur such expenses to such firm during the six month period ended June 30, 2007.

Mineral exploration and evaluation expenses decreased to $448,908 during the six month period ended June 30, 2008 from $458,984 during the six month period ended June 30, 2007. Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project.

Included in mineral exploration and evaluation expenses were the amounts of $180,000 and $180,000 paid during the six month period ended June 30, 2008 and 2007, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further we paid $507,908 for administrative expenses relating to the Clarkdale Slag Project during the six month period ended June 30, 2008. Such expenses were minor during the six month period ended June 30, 2007 and were included in general and administrative expense.

For the six month period ended June 30, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,132,537 and $525,892, respectively. For the six month period ended June 30, 2007, we purchased services from one major vendor Talson Corporation that exceeded more than 10% of total purchases and amounted to approximately $552,000.

Three month period ended June 30, 2008 compared to 2007. Operating expenses increased to $1,412,342 during the three month period ended June 30, 2008 from $986,687 during the three month period ended June 30, 2007. Operating expense increased during the three month period ended June 30, 2008 compared to the corresponding period in 2007 primarily as a result of increases in mineral exploration and evaluation expenses and Clarkdale site administrative expenses.

General and administrative expenses decreased to $689,031 during the three month period ended June 30, 2008 from $721,558 during the three month period ended June 30, 2007. General and administrative expenses decreased primarily as a result of no compensation expense recognized related to the option vesting and option grants as compared to the corresponding period of 2007 offset by increased legal and accounting fees.

In addition, we incurred $10,722 during the three month period ended June 30, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. We did not incur such expenses to such firm during the three month period ended June 30, 2007.

Mineral exploration and evaluation expenses increased to $334,390 during the three month period ended June 30, 2008 from $163,676 during the three month period ended June 30, 2007. Mineral exploration and evaluation expenses increased primarily as a result of increased activity at the Clarkdale site and increased focus on Searchlight Gold Project as compared to the corresponding period of 2007.

Included in mineral exploration and evaluation expenses were the amounts of $90,000 and $90,000 paid during the three month period ended June 30, 2008 and 2007, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further we paid $272,769 for administrative expenses relating to the Clarkdale Slag Project during the three month period ended June 30, 2008. Such expenses were minor during the three month period ended June 30, 2007 and were included in general and administrative expense.

Other Income and Expenses

Six month period ended June 30, 2008 compared to 2007. Total other income decreased to $137,002 during the six month period ended June 30, 2008 from $151,696 during the six month period ended June 30, 2007. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned is attributable to lower interest rates during the six month period ended June 30, 2008 as compared to the same period in 2007.

Three month period ended June 30, 2008 compared to 2007. Total other income decreased to $39,592 during the three month period ended June 30, 2008 from $117,798 during the three month period ended June 30, 2007. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned is attributable to lower interest rates during the three month period ended June 30, 2008 as compared to the same period in 2007.

Income Tax Benefit

Six month period ended June 30, 2008 compared to 2007. Income tax benefit increased to $868,904 for the six month period ended June 30, 2008 from $540,188 during the six month period ended June 30, 2007. The increase in income tax benefit primarily resulted from the increase in net operating losses during the six month period ended June 30, 2008 from the six month period ended June 30, 2007.

Three month period ended June 30, 2008 compared to 2007. Income tax benefit increased to $505,275 for the three month period ended June 30, 2008 from $270,094 during the three month period ended June 30, 2007. The increase in income tax benefit primarily resulted from the increase in net operating losses during the three month period ended June 30, 2008 from the three month period ended June 30, 2007.

Net Loss

Six month period ended June 30, 2008 compared to 2007. The aforementioned factors resulted in a net loss of $1,452,572, or $0.01 per common share, for the six month period ended June 30, 2008, as compared to a net loss of $996,771, or $0.01 per common share, for the six month period ended June 30, 2007.

Three month period ended June 30, 2008 compared to 2007. The aforementioned factors resulted in a net loss of $859,735, or $0.01 per common share, for the three month period ended June 30, 2008, as compared to a net loss of $586,835, or $0.01 per common share, for the three month period ended June 30, 2007.

As of June 30, 2008 and December 31, 2007, we had cumulative net operating loss carryforwards of approximately $10,088,289 and $7,801,699, respectively for federal income taxes. As of June 30, 2008 and December 31, 2007, we had cumulative net operating losses of approximately $3,173,645 and $1,795,792, respectively for state income tax purposes. The net operating loss carryforwards expire between 2025 and 2028.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. For the six months ended June 30, 2008, we conducted the following private placements of our securities:

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

Working Capital

The following is a summary of our working capital at June 30, 2008:

	At June 30, 2008	At December 31, 2007 (restated)	Percent Increase/(Decrease)
Current Assets	$13,670,758	$12,200,133	12.1%
Current Liabilities	(1,203,110)	(1,094,697)	9.9%
Working Capital	$12,467,648	$11,105,436	12.3%

As of June 30, 2008, we had an accumulated deficit of $11,680,668. As of June 30, 2008, we had working capital of $12,467,648, compared to working capital of $11,105,436 as of December 31, 2007. The increase in our working capital was primarily attributable to the completion of our private placements in 2008 partially offset by our net loss and capital expenditures. Cash and cash equivalents were $13,538,031 as of June 30, 2008, as compared to $12,007,344 as of December 31, 2007. Property and equipment increased to $8,984,271 as of June 30, 2008 from $5,064,460 as of December 31, 2007. The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $51,363,915 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2008	2007 (restated)	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,521,404)	$(1,817,934)	38.7%
Cash Flows Used in Investing Activities	(3,586,921)	(11,068,510)	(67.6)%
Cash Flows Provided by Financing Activities	7,639,012	20,868,099	(63.4)%
Net Increase in Cash During Period	$1,530,687	$7,981,655	(80.8)%

Net cash used in operating activities increased to $2,521,404 during the six month period ended June 30, 2008 from $1,817,934 during the six month period ended June 30, 2007. The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $868,904 and change in accounts payable and accrued liabilities of $269,650.

We used $3,586,921 in investing activities during the six month period ended June 30, 2008, as compared to $11,068,510 during the six month period ended June 30, 2007. The decrease in the six month period ended June 30, 2008 was primarily a result of the payment to Verde River Iron Company (“VRIC”), an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, during the six month period ended June 30, 2007, offset by property and equipment purchases of $3,495,044 relating to the Clarkdale Slag Project during the six month period ended June 30, 2008.

Net cash provided by financing activities was $7,639,012 for the six month period ended June 30, 2008 compared to $20,868,099 for the six month period ended June 30, 2007. Net cash provided by financing activities during the six month period ended June 30, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $88,124 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities during the six month period ended June 30, 2007 primarily resulted from the receipt of $21,453,817 from the gross proceeds of private placements of our securities.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $11,050,000. As at June 30, 2008, we had cash reserves in the amount of $13,538,031. Our cash position at June 30, 2008 exceeds our anticipated minimum 12 month budget of $11,050,000 by approximately $2,488,031.

Our current twelve month budget also includes anticipated expenditure of $6,000,000 on Phase II of our Clarkdale Slag Project. Although our current cash position is sufficient to meet our minimum anticipated costs for our development and exploration activities during the next twelve months, we will require additional funding to fulfill our entire anticipated plan of operations. In addition, the actual costs of completing those activities may be greater than anticipated.

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

For these reasons, our financial statements filed herewith include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007. We have determined that the adoption of this statement will have little or no effect on our consolidated financial position, results of operations, and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2008, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share, by K. Ian Matheson, one of our principal stockholders. These securities were issued pursuant to Section 4(2) of the Securities Act.

On May 15, 2008, we issued 11,768 shares of our common stock to our non-management directors. These shares were issued pursuant to the director compensation policy for our non-management directors based on: (i) a price of $2.80 per share with respect to 6,428 shares, being the closing price of our common stock on December 31, 2007, being the last trading day of the fourth quarter of 2007, and (ii) a price of $3.37 per share with respect to 5,340 shares, being the closing price of our common stock on March 31, 2008, being the last trading day of the first quarter of 2008. These securities were issued pursuant to Section 4(2) of the Securities Act.

On June 16, 2008, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share These securities were issued pursuant to Section 4(2) of the Securities Act.

On June 25, 2008, we issued 1,400,000 shares of our common stock to the Searchlight Claim owners in connection with the option agreements dated February 8, 2005 with the Searchlight Claim owners. The shares were issued pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2008.

Item 5. Other Information

Non-Reliance on Previously Issued Financial Statements

On May 5, 2008, after consulting with Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, our independent accountants, our management and our audit committee, concluded that our audited financial statements for the year ended December 31, 2007, and our unaudited interim financial statements for the periods ended June 30, 2007 should not be relied upon. Based upon our continued review of comments received from the Commission with respect to their review of our amended Registration Statement on Form SB-2/A, our management and our audit committee have concluded restatements should be made to our consolidated balance sheets and statements of operations.

Detailed information outlining the impact of the restatement to our previously issued financial statements is discussed in this Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement.”

We also restated certain items on our consolidated balance sheets and statements of operations included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. Our statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations. Our statements of operations for the year ended December 31, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses. Related to this issue, our balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 11, 2008	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)