Form 10-Q
period 2008-09-30
Searchlight Minerals Corp.
filed 2008-11-10
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Yes ☐   No ☒

As of November 10, 2008, the registrant had 105,847,345 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2008	December 31, 2007
		(restated)
ASSETS

Current assets
Cash and cash equivalents	$9,809,302	$12,007,344
Prepaid expenses	254,272	192,789

Total current assets	10,063,574	12,200,133

Property and equipment, net	11,377,569	5,064,460
Mineral properties	16,947,419	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	103,100	183,000

Total non-current assets	158,411,115	147,932,745

Total assets	$168,474,689	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$900,494	$849,910
Accounts payable - related party	65,526	41,974
VRIC payable, current portion	190,912	179,830
Capital lease payable, current portion	23,761	22,983

Total current liabilities	1,180,693	1,094,697

Long-term liabilities
VRIC payable, net of current portion	2,008,928	2,153,530
Capital lease payable, net of current portion	46,399	64,317
Deferred tax liability	50,914,652	50,619,658

Total long-term liabilities	52,969,979	52,837,505

Total liabilities	54,150,672	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 105,847,345 and 96,865,391 shares,
respectively, issued and outstanding	105,847	96,865
Additional paid-in capital	126,809,741	116,223,907
Common stock subscribed	-	108,000
Accumulated deficit during exploration stage	(12,591,571)	(10,228,096)

Total stockholders' equity	114,324,017	106,200,676

Total liabilities and stockholders' equity	$168,474,689	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended		For the nine months ended		For the period from January 14, 2000 (Date of Inception) Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
		(restated)		(restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	392,323	199,961	841,231	810,539	4,902,941
Mineral exploration and evaluation
expenses - related party	90,000	90,000	270,000	270,000	1,125,000
Administrative - Clarkdale site	310,822	-	818,730	-	1,332,489
General and administrative	573,302	471,209	1,854,331	1,374,668	5,462,181
General and administrative - related party	33,335	23,017	60,460	23,017	85,721
Depreciation	15,658	11,710	46,210	25,952	91,220

Total operating expenses	1,415,440	795,897	3,890,962	2,504,176	12,999,552

Loss from operations	(1,415,440)	(795,897)	(3,890,962)	(2,504,176)	(12,999,552)

Other income (expense):
Rental revenue	7,740	8,515	24,780	28,095	61,190
Loss on equipment disposition	-	-	-	-	(4,526)
Interest expense	(832)	(1,049)	(2,669)	(1,049)	(4,731)
Interest and dividend income	48,369	94,580	187,209	246,320	578,572

Total other income (expense)	55,277	102,046	209,320	273,366	569,315

Loss before income taxes	(1,360,163)	(693,851)	(3,681,642)	(2,230,810)	(12,369,047)

Income tax benefit	449,263	270,094	1,318,167	810,282	3,920,644

Loss from continuing operations	(910,900)	(423,757)	(2,363,475)	(1,420,528)	(8,448,403)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(910,900)	$(423,757)	$(2,363,475)	$(1,420,528)	$(12,591,571)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.005)	$(0.02)	$(0.02)
Loss from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.005)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	105,766,452	93,003,914	103,831,592	87,427,516

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional	Common	Deficit During	Total
	Common Stock		Paid-in	Stock	Exploration	Stockholders'
	Shares	Amount	Capital	Subscribed	Stage	Equity

Balance, December 31, 2007 (restated)	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

Issuance of common stock
for cash, $0.65 per share
from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock
for cash Reg. S - Private
Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock
for cash Reg. D - Private
Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common
stock as commission
in connection with
foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options
issued to officer over
vesting period	-	-	859	-	-	859

Issuance of common stock
for cash, $0.25 per share
exercise of nonemployee stock options	200,000	200	49,800	(25,000)	-	25,000

Issuance of common stock
for directors' compensation	11,768	11	35,989	(18,000)	-	18,000

Issuance of common stock
for mining claims	1,400,000	1,400	2,630,600	-	-	2,632,000

Effect of modification of stock options
issued to an employee	-	-	36,457	-	-	36,457

Common stock subscribed
for directors' compensation	-	-	-	18,000	-	18,000

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Issuance of common stock
for directors' compensation	18,936	19	35,981	(18,000)	-	18,000

Net loss September 30, 2008	-	-	-	-	(2,363,475)	(2,363,475)

Balance, September 30, 2008	105,847,345	$105,847	$126,809,741	$-	$(12,591,571)	$114,324,017

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,363,475)	$(1,420,528)	$(12,591,571)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(2,363,475)	(1,420,528)	(8,448,403)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	46,210	25,946	91,220
Stock based expenses	91,316	-	1,049,478
Loss on disposition of fixed assets	-	-	5,875
Amortization of prepaid expense	131,235	26,453	301,648
Allowance for bond deposit recovery	180,500	-	180,500
Changes in operating assets and liabilities:
Other current assets	(179,960)	(225,606)	(543,162)
Other assets	(100,600)	-	(283,600)
Accounts payable and accrued liabilities	(279,889)	(360,319)	(113,563)
Deferred income taxes	(1,318,167)	(810,282)	(3,920,644)

Net cash used in operating activities	(3,792,830)	(2,764,336)	(11,680,651)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	(130,105)	(130,105)
Capitalized interest	(136,480)	(114,934)	(298,652)
Purchase of property and equipment	(5,881,572)	(3,016,149)	(10,078,954)

Net cash used in investing activities	(6,018,052)	(13,161,188)	(21,384,845)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,763,500	21,713,817	43,539,501
Stock issuance costs	-	(677,570)	(677,570)
Principal payments on capital lease payable	(17,140)	(23,351)	(46,079)
Principal payments on deferred purchase liability	(133,520)	(125,066)	(301,348)
Proceeds from subscribed stock	-	25,000	360,000

Net cash provided by financing activities	7,612,840	20,912,830	42,874,504
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,198,042)	4,987,306	9,809,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,809,302	$8,671,554	$9,809,302

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$2,669	$1,049	$55,482

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$341,267	$116,239	$785,957

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$2,632,000	$-	$10,710,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,501,187	$2,501,187

Net deferred tax liability assumed	$1,613,161	$48,076,734	$55,197,465

Merger option payment applied to the acquisition	$-	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$-	$72,000

Stock issued for compensation
50,000 shares at $2.06	$-	$-	$103,000

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

Description of business - Searchlight Minerals Corp. is an exploration stage company and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the identification of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Going concern - The Company incurred cumulative net losses of $12,591,571 as of September 30, 2008 and has not commenced its mining and mineral processing operations, rather, we are still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

Mineral rights - The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value of the mineral rights acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon completion of a bankable feasibility study, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $298,653 and $114,934 for the periods ended September 30, 2008 and 2007, respectively.

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

Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2008 exploration progress on these properties is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

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

Fair value of financial instruments - The Company’s financial instruments consist of accounts payable, accrued liabilities, capital lease payable and mineral property purchase obligations. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2008 and December 31, 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 23,699,591 and 25,352,205, respectively. In addition, the Company issued 200,000 stock options to new director on October 6, 2008 subject to a four year vesting schedule, increasing the total antidilutive share to 23,899,591.

Expenses of Offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes - The Company accounts for its income taxes in accordance with the Statement of Financial Accounting No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

New accounting pronouncements - The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asses Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement of Financial Accounting No. 157 (“SFAS 157”), “Fair Value Measurements,” and SFAS 107. SFAS 159 is effective for our fiscal year beginning after November 15, 2007. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Furniture and fixtures	$35,813	$34,694
Lab equipment	2,804	2,804
Computers and equipment	49,266	32,594
Income property	309,750	309,750
Construction in progress	10,584,464	4,408,796
Capitalized interest	298,653	162,173
Vehicles	38,175	38,175
Site equipment	148,586	119,203
	11,467,511	5,108,189
Less accumulated depreciation	89,942	43,729

	$11,377,569	$5,064,460

Depreciation expense was $46,210 and $25,946 for the nine months ended September 30, 2008 and 2007, respectively.

3.	CLARKDALE SLAG PROJECT

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

The Company believes the acquisition of the Clarkdale Slag Project was beneficial because it provides for 100% ownership of the properties, thereby eliminating the need to finance and further develop the projects in a joint venture environment.

This merger was treated as a statutory merger for tax purposes whereby, CML was surviving merger entity.

The Company applied EITF 98-03 with regard to the acquisition of the Clarkdale Slag Project. The Company determined that the acquisition of the Clarkdale Slag Project did not constitute an acquisition of a business, as that term is defined in EITF 98-03, and the Company recorded the acquisition as a purchase of assets.

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

c)
The Company issued 16,825,000 shares of its common stock, valued at $3.975 per share using the average of the high and low on the Closing Date, to the designates of VRIC pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

In addition to the cash and equity consideration paid and issued upon closing, the acquisition agreement contains the following payment terms and conditions:

d)
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

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date as defined in the agreement.

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

In accordance with SFAS 141 and Staff Views of the SEC, the Company has accounted for the payments based on the Project Funding Date and the payments based on future cash flow as contingent payment. Upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project with be adjusted to reflect the additional consideration.

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

$130,292,777

In accordance with EITF 98-11 the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

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

As of September 30, 2008 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims.

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

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada. As of September 30, 2008, the recovery of the reclamation bond is uncertain, therefore the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

The mining claims are capitalized as tangible assets in accordance with EITF 04-02. Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The following table summarizes the changes of mineral properties for the nine months ended September 30, 2008:

Total mineral properties balance, December 31, 2007	$12,702,258

Share issuance to obtain mineral properties, June 25, 2008	2,632,000
Net deferred income tax liability assumed	1,613,161

Total mineral properties balance, September 30, 2008	$16,947,419

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. Capital lease payable consisted of the following at September 30, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	September 30, 2008	December 31, 2007
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$70,160	$87,300

					70,160	87,300
Capital lease payable, current portion					(23,761)	(22,983)

Capital lease payable, net of current portion					$46,399	$64,317

The following table represents future minimum lease payments on capital lease payable for each of the twelve month periods ending September 30,

2009	$26,401
2010	26,401
2011	22,001
2012	--
Thereafter	--

Total future minimum lease payments	$74,803
Imputed interest	(4,643)

Present value of future minimum lease payments	$70,160

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at September 30, 2008 and December 31, 2007,

	September 30, 2008	December 31, 2007

Site Equipment	$116,239	$116,239
Accumulated amortization	(38,746)	(16,952)

	$77,493	$99,287

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.	CLARKDALE ACQUISITION PAYABLE

Pursuant to the Clarkdale acquisition agreement the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of future cash flows. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and imputed interest of $1,128,813. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain Project Funding.

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending September 30,

2009	$190,912
2010	206,758
2011	223,919
2012	242,504
2013	262,631
Thereafter	1,073,116

$2,199,840

VRIC payable, current portion	190,912

VRIC payable, net of current portion	$2,008,928

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 11.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008 the Company’s stockholders’ equity activity consisted of the following:

a)
On September 30, 2008, the Company awarded and issued 5,142 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On August 26, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 22, 2010.

c)
On June 30, 2008, the Company awarded 4,326 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on September 30, 2008.

d)
On June 25, 2008, the Company issued 1,400,000 million shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 million shares.

e)
On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 10, 2010.

f)
On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 10, 2010

g)
On March 31, 2008, the Company awarded 2,670 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

h)
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

i)
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

j)
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

8.	STOCK OPTION PLAN AND WARRANTS

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

During the nine months ended September 30, 2008, the Company did not grant any stock options or any other equity incentive plan awards.

Expenses for the nine months ended September 30, 2008 and 2007 related to vesting and granting of stock options were $859 and $144,415, respectively and are included in general and administrative expense. The Company recorded $36,457 in stock option modification expense for one employee during the nine months ended September 30, 2008. No such stock option modifications occurred before.

Stock options - During the nine months ended September 30, 2008, the Company did not grant any stock options awards. As of September 30, 2008 stock options outstanding totaled 3,352,946 with a weighted average strike price of $0.99 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.	STOCK OPTION PLAN AND WARRANTS (continued)

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2008:
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	3,652,946	$0.93
Options granted and assumed	--	--
Options expired	--	--
Options cancelled	--	--
Options exercised	(300,000)	0.25

Balance, September 30, 2008	3,352,946	$0.99

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2008	2007

Dividend yield	--	--
Expected volatility	--	76.6%
Risk-free interest rate	--	2.88% to 4.68%
Expected life (years)	--	2 to 5

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

The Company estimates expected volatility using a representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	50,000	$0.21
Options granted	--	--
Options vested	(50,000)	0.21
Options cancelled	--	--

Unvested, September 30, 2008	--	$--

As of September 30, 2008, there were no unvested stock options and as such, there is no related unrecognized compensation expense.

Stock options/warrants - During the nine months ended September 30, 2008 the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

The value of 12 million warrants issued in 2005 in connection with the Clarkdale Slag Project option were computed using the binomial lattice method were allocated to the acquisition cost of the project and were computed based on the following assumptions:

Dividend yield	--
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	24,944,708	$1.26
Options/warrants granted and assumed	1,640,625	2.40
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(4,190,000)	(0.62)

Balance, September 30, 2008	22,395,333	$1.46

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CML has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad - Lease

CML has a month-to month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial Building - Lease

CML rents commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are month-to-month. Rent under these agreements totaled $1,260 per month.

Land Lease - Wastewater Effluent

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2008 and 2007,

	September 30, 2008	September 30, 2007

Income tax benefit per financial statements	$(1,399,024)	$(847,708)
Non-deductible and other	3,579	3,789
Change in valuation allowance	77,278	(16,821)
Rate change	-	50,458

Income tax benefit	$(1,318,167)	$(810,282)

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Deferred income tax assets:

Net operating loss carryforward	$4,282,813	$2,964,646
Option compensation	339,142	324,962
Reclamation bond	68,590	-

Gross deferred income tax asset	4,690,545	3,289,608
Valuation allowance	(400,476)	(323,198)
	4,290,069	2,966,410
Deferred income tax liabilities:

Property, plant & equipment	7,256	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$50,914,652	$50,619,658

A valuation allowance for deferred tax related to option compensation and reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2008 and December 31, 2007.

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

The Company had cumulative net operating losses of approximately $11,270,561 and $7,801,699 as of September 30, 2008 and December 31, 2007, respectively for federal income tax purposes. The Company had cumulative state net operating losses of approximately $3,883,008 and $1,795,792 as of September 30, 2008 and December 31, 2007, respectively. The net operating loss carryforwards will be expiring between 2025 and 2028.

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

Lease obligations - The Company rents office space in Henderson, Nevada. The lease terms expired in November 2006 and the company continues to rent the existing space under month-to-month terms for $4,900 per month.

Rental expense, resulting from this operating lease agreement, approximated $44,100 and $32,151 for the nine months ended September 30, 2008 and 2007, respectively.

Employment contracts - Ian R. McNeil, President and Chief Executive Officer. The Company has an employment agreement with Mr. McNeil effective since January 1, 2006. Under the terms of the agreement, as updated February 16, 2007, Mr. McNeil is paid a salary of $190,000. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine. The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

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

Purchase consideration Clarkdale Slag Project - In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional contingent payments. The acquisition agreement contains payment terms which are based on Project Funding Date as defined in the agreement:

a)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

b)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the net smelter returns (“NSR”) on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and,

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments. The Company places its temporary cash investments in United States Treasury instruments and with two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $250,000 per financial institution.

13.  CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2008, the Company purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,650,126 and $1,013,258, respectively.

14.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company utilized the services of NMC to provide technical assistance and financing related activities. These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities. NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2008, the Company incurred total fees and reimbursement of expenses to NMC of $270,000 and $56,942, respectively. At September 30, 2008, the Company had an outstanding balance due to NMC of $32,191.

During the nine months ended September 30, 2008, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services. The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $60,330 and $130, respectively, for the nine months ended September 30, 2008. At September 30, 2008, the Company had an outstanding balance due to CMOW of $33,335.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.   RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The following table summarizes consolidated statements of operations for the three and nine months ended September 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended September 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$796,946	$(1,049)	a	$795,897
Loss from operations	(788,431)	(7,466)	b	(795,897)
Total other income (expense)	94,580	7,466	b	102,046
Income tax benefit	-	270,094	c	270,094
Net loss	$(693,851)	$270,094	c	$(423,757)

Loss per common share	$(0.01)			$(0.005)

Summarized Consolidated Statement of Operations -
For the nine months ended September 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$2,505,225	$(1,049)	a	$2,504,176
Loss from operations	(2,477,130)	(27,046)	b	(2,504,176)
Total other income (expense)	246,320	27,046	b	273,366
Income tax benefit	-	810,282	c	810,282
Net loss	$(2,230,810)	$810,282	c	$(1,420,528)

Loss per common share	$(0.03)			$(0.02)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a.	Reclassify interest expense from operating expenses to other income (expense).
b.	Reclassify interest expense and rental revenue from operations to other income (expense).
c.	Restate for deferred income tax benefit related to mineral properties acquisition.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Clarkdale Slag Project

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and construction of the electrowinning building. During the first three quarters of 2008, we have been executing our 2008 plan of operation on the Clarkdale Slag Project which includes the completion and operation of the first production module. The module and electrowinning buildings will be used to house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material (see Figure 1 below). The production module, which continues to be in the development stage, is expected to process between 100 and 250 tons per day of slag material.

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

The electrowinning building, which will house the copper and zinc electrowinning circuits, is currently under construction and expected to be completed in the fourth quarter of 2008. An additional occupancy certificate will be required for the electrowinning building in order to operate the electrowinning equipment. We have received and installed most of the equipment necessary for the assembly of the production module and any outstanding equipment has been ordered and is expected to be delivered in the fourth quarter of 2008.

We are now actively engaged in the testing and start-up phase of the project. Currently, the installed equipment is being tested, and it is anticipated that this will be followed by the integration of all major equipment components, including the grinding, leaching, filtering and extraction circuits. Component integration involves the fabrication, installation and connection of the equipment circuits to each other and to the buildings’ centralized electrical, plumbing and air-flow systems. Testing and start-up of the full production module is anticipated to commence when systems integration is complete.

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

We anticipate that our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project. If the feasibility of the project proves economically viable, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel which would be comparable in technology, scale and cost to the initial production module. The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined. We have estimated the cost of the full-production facility (including a multiple number of modules) to be approximately $70,000,000. However, this is only an estimate. A more thorough economic analysis of the full-scale production facility is expected to occur during the feasibility of the initial production module.

We have budgeted $9,100,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes assembling and operating the production module, performing the feasibility study as well as Phase II expansion preparations. In the first quarter of 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility. A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

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

The Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill 18 holes on the 3,200 acre project area and to mine a 36 acre pit on the RR304 claim. Although the Plan of Operations was accepted and registered in the name of a Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued an “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project. The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands on an association placer mining claim located by Mr. Matheson and his affiliates or their predecessors. The BLM had demanded payment of approximately $2,530,000 for the willful trespass. On May 12, 2006, after failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued an order for “Immediate Suspension of All Activities.” An appeal of the BLM’s order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the order for “Immediate Suspension of All Activities” in effect. The order effectively covered all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

In late December 2007, we were verbally informed by the BLM that if we obtained title to the claims (without Mr. Matheson as a claim owner) and we applied for a new Plan of Operations under our name, the BLM would cooperate with us in granting approval of the new Plan of Operations. During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the Searchlight Claim owners by June 30, 2008 the balance of the 1,400,000 shares of common stock issuable under the 2005 agreement pursuant to which we had obtained an option to acquire the Searchlight Claims. On June 25, 2008, we issued the balance of the 1,400,000 shares of common stock to the Searchlight Claim owners.

During the second quarter of 2008, we "double staked" the Searchlight property by filing, with the BLM and the Clark County Recorder, 142 new and separate 20-acre placer claims overtop of the twenty existing 160-acre claims.   We believe that "double staking" the property will enhance our existing claims because "double staking" with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims.  We were only able to "double stake" 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site. If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  At that point, any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.  We do not believe that the inability to "double stake" the entire 3,200 acre site will have a material adverse effect on our operations.

We have maintained the twenty prior 160-acre claims to provide us with a basis to maintain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future.  First, the validity of the association of the prior locators could always be challenged by the BLM if the BLM believed that the association was not properly assembled or if there were any "dummy locators" (place-holder locators who did not contribute to the association).  Second, if there were a mineral discovery on the 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres unavailable for re-staking.  Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre claims, if necessary.  Also, there are additional costs to us due to the fact that we have to maintain two sets of claims.

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as "environmental concern areas." Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an environmental concern area, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not yet been designated as an environmental concern area.  If the BLM decides in the future to designate the Searchlight Project site as an environmental concern area, and also challenges our 160-acre claims, we would have to rely on our "double staked" claims to preserve the Searchlight Claims. Although we believe that, in such event, our "double staked" claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

In the third quarter of 2008, we submitted a new Plan of Operations to the BLM substantially similar to the original Plan of Operations, which includes a request to drill 18 holes on the project area and to mine a 36 acre mining pit. On August 27, 2008, the BLM notified us that they had certain questions and needed some clarifications to the Plan of Operations that we submitted. These issues included clarifying the equipment to be used in the operations, any chemicals that may be used, location of and total amount of mined material as well as intention of crushed rock that will be hauled off-site. The BLM also requested clarification on any differences between our new Plan of Operations and the one previously obtained by Mr. Matheson’s affiliate. The BLM also advised that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted. Hence, the recovery of the reclamation bond is uncertain and therefore we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

On September 24, 2008, we amended the Plan of Operations to only include 18 500-foot drill holes on the project area and removed the 36 acre mining pit from consideration. We believe this amendment will help us obtain the desired drilling permits in a more timely manner. On October 10, 2008, we received a comment letter from the BLM regarding the revised Plan of Operations, which included a request to clarify the exact depth of each drill hole, whether the drill holes will be cased to prevent internal caving, the length of time each drill hole will remain open, a revised reclamation cost estimation and a minor revision to one of the maps. We addressed these comments and submitted our latest amendment to the Plan of Operations to the BLM on October 22, 2008 and we are now currently waiting for their response. If we obtain the necessary permission from the BLM, we intend to commence our drilling program in the first quarter of 2009. If the BLM has additional questions regarding our Plan of Operations, we intend to respond to them quickly in order to maintain our goal of commencing the drilling program in the first quarter of 2009. Should we be granted permission to drill under the Plan of Operations, we will be required to post a reclamation bond of approximately $16,000 with the BLM.

We have budgeted $1,000,000 to our twelve month work program for the Searchlight Gold Project. This amount is based on approximately $50,000 per month for our testing program and approximately $400,000 total over the next twelve months for our drilling program. Our work program is focused on continuing the testing program with Arrakis, including metallurgical tests, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also continue to work with the BLM, our consultants and our attorneys to help us obtain approval of the Plan of Operations, containing the necessary permits to execute on our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an 18-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is expected to commence shortly after receiving the BLM’s approval of the Plan of Operations.

If our Plan of Operations is approved by the BLM, our work on the project site will be limited to the scope within the Plan of Operations. If we would like to perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of these additional activities. There is no assurance of the timeline for approval by the BLM or that the BLM will grant approval. Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM, therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $9,200,000. At September 30, 2008, we had cash reserves in the amount of $9,809,302. Our cash position at September 30, 2008 exceeds our anticipated minimum 12 month budget of $9,200,000 by approximately $609,302.

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

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	COST
Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,100,000
Consulting Services	$2,000,000

SUBTOTAL	$5,100,000

Clarkdale Slag Project
Building Rehabilitation	$400,000

Production Module Assembly	$1,000,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000
Phase II - Preparation for expansion to 2,000 tons per day	$6,000,000

SUBTOTAL	$9,100,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000

SUBTOTAL	$1,000,000

TOTAL	$15,200,000

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

We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”. Upon completion of a bankable feasibility study, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If we do not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs based upon expected future cash flows and/or estimated value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

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

Restatement of 2007 and Prior Financial Statements

Overview

During the second quarter of 2008, we identified certain errors in our previously issued financial statements related to our purchase accounting treatment of the acquisition of the Clarkdale Slag Project and the resultant computation of future deferred income tax liability assumed. We have restated certain items on our consolidated balance sheets and statements of operations as follows:

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

•
Our consolidated statement of operations for the three months and nine months ended September 30, 2007 has been restated to reclassify related party mineral exploration and evaluation expense not stated separately in previous reports. There was no change to the underlying expense or results of operations as previously reported.

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

In accordance with Emerging Issues Task Force Issue 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” (EITF 98-11), the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

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

Restatement of Consolidated Statement of Operations September 30, 2007

The following table summarizes consolidated statements of operations for the three and nine months ended September 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended September 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses (5)	$796,946	$(1,049)	$795,897
Loss from operations (6)	(788,431)	(7,466)	(795,897)
Total other income (expense) (6)	94,580	7,466	102,046
Income tax benefit (7)	-	270,094	270,094
Net loss (7)	$(693,851)	$270,094	$(423,757)

Loss per common share	$(0.01)		$(0.005)

Summarized Consolidated Statement of Operations -
For the nine months ended September 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses (5)	$2,505,225	$(1,049)	$2,504,176
Loss from operations (6)	(2,477,130)	(27,046)	(2,504,176)
Total other income (expense) (6)	246,320	27,046	273,366
Income tax benefit (7)	-	810,282	810,282
Net loss (7)	$(2,230,810)	$810,282	$(1,420,528)

Loss per common share	$(0.03)		$(0.02)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1)	Restated for capitalization of interest related to deferred purchase liability.
(2)	Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3)	Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4)	Restated for deferred tax computation related to acquisition accounting.
(5)	Reclassify interest expense from operating expenses to other income (expense).
(6)	Reclassify interest expense and rental revenue from operations to other income (expense).
(7)	Restated for deferred tax benefit related to mineral property acquisition.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007 (restated)	Percent Increase/ (Decrease)	2008	2007 (restated)	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,415,440)	(795,897)	77.8%	(3,890,962)	(2,504,176)	55.4%
Other Income	55,277	102,046	(45.8)%	209,320	273,366	(23.4)%
Income tax benefit	449,263	270,094	66.3%	1,318,167	810,282	62.7%
Net Loss	$(910,900)	$(423,757)	115.0%	$(2,363,475)	$(1,420,528)	66.4%

Revenue

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007 (restated)	Percent Increase/ (Decrease)	2008	2007 (restated)	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$392,323	$199,961	96.2%	$841,231	$810,539	3.8%
Mineral exploration and evaluation expenses – related party	90,000	90,000	0.0%	270,000	270,000	0.0%
Administrative – Clarkdale site	310,822	-	n/a	818,730	-	n/a
General and administrative	573,302	471,209	21.7%	1,854,331	1,374,668	34.9%
General and administrative – related party	33,335	23,017	44.8%	60,460	23,017	162.7%
Depreciation	15,658	11,710	33.7%	46,210	25,952	78.1%
Total Operating Expenses	$1,415,440	$795,897	77.8%	$3,890,962	$2,504,176	55.4%

Nine month periods ended September 30, 2008 and 2007. Operating expenses increased to $3,890,962 during the nine month period ended September 30, 2008 from $2,504,176 during the nine month period ended September 30, 2007. Operating expense increased during the nine month period ended September 30, 2008 compared to the corresponding period in 2007 primarily as a result of increases in general and administrative expenses and Clarkdale site administrative expenses.

General and administrative expenses increased to $1,854,331 during the nine month period ended September 30, 2008 from $1,374,668 during the nine month period ended September 30, 2007. General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financings, the preparation of our 2007 annual report on Form 10-KSB, the preparation of our registration statement on Form S-1, and legal and accounting fees; (ii) increased expenses related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the nine month period ended September 30, 2008 and 2007 were compensation expenses related to the option vesting and option grants of $859 and $144,415, respectively.

On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan. On June 15, 2007, our stockholders approved the 2007 Plan.

In addition, we incurred $60,460 and $23,017 during the nine month periods ended September 30, 2008 and 2007, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses increased during the nine month period ended September 30, 2008 as compared to 2007 because we did not incur such expenses to the firm prior to the third quarter of 2007.

Mineral exploration and evaluation expenses increased to $841,231 during the nine month period ended September 30, 2008 from $810,539 during the nine month period ended September 30, 2007. Mineral exploration and evaluation expenses increased primarily as a result of establishment of a full allowance against the reclamation bond offset by our focus on our construction efforts for the Clarkdale Slag Project.

Included in mineral exploration and evaluation expenses were the amounts of $270,000 and $270,000 paid during the nine month periods ended September 30, 2008 and 2007, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further, we paid $818,730 for administrative expenses relating to the Clarkdale Slag Project during the nine month period ended September 30, 2008. Such expenses for the nine month period ended September 30, 2007 were $345,793 and were included in general and administrative expense. The increase in these expenses was attributable to increased activity at the Clarkdale Slag Project Site which commenced during the second quarter of 2007.

For the nine month period ended September 30, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,650,126 and $1,013,258, respectively. For the nine month period ended September 30, 2007, we purchased services from one major vendor, Talson Corporation, that exceeded more than 10% of total purchases and amounted to approximately $1,496,000.

Three month periods ended September 30, 2008 and 2007. Operating expenses increased to $1,415,440 during the three month period ended September 30, 2008 from $795,897 during the three month period ended September 30, 2007. Operating expense increased during the three month period ended September 30, 2008 compared to the corresponding period in 2007 primarily as a result of increases in mineral exploration and evaluation expenses and Clarkdale site administrative expenses.

General and administrative expenses increased to $573,302 during the three month period ended September 30, 2008 from $471,209 during the three month period ended September 30, 2007. General and administrative expenses increased primarily as a result of increased legal and accounting fees related to preparation of our registration statement on Form S-1.

In addition, we incurred $33,335 and $23,017 during the three month periods ended September 30, 2008 and 2007, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses increased primarily as a result of increased accounting expenses related to preparation of our registration statement on Form S-1.

Mineral exploration and evaluation expenses increased to $392,323 during the three month period ended September 30, 2008 from $199,961 during the three month period ended September 30, 2007. Mineral exploration and evaluation expenses increased primarily as a result of establishment of a full allowance against the reclamation bond and increased activity at the Clarkdale site and increased focus on Searchlight Gold Project as compared to the corresponding period of 2007.

Included in mineral exploration and evaluation expenses were the amounts of $90,000 and $90,000 paid during the three month periods ended September 30, 2008 and 2007, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance and financing related activities provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further, we paid $310,822 for administrative expenses relating to the Clarkdale Slag Project during the three month period ended September 30, 2008. Such expenses for the three month period ended September 30, 2007 were $163,223 and were included in general and administrative expense. The increase in these expenses is attributable to increased activity at the Clarkdale Slag Project Site.

Other Income and Expenses

Nine month periods ended September 30, 2008 and 2007. Total other income decreased to $209,320 during the nine month period ended September 30, 2008 from $273,366 during the nine month period ended September 30, 2007. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates during the nine month period ended September 30, 2008 as compared to the same period in 2007.

Three month periods ended September 30, 2008 and 2007. Total other income decreased to $55,277 during the three month period ended September 30, 2008 from $102,046 during the three month period ended September 30, 2007. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates during the three month period ended September 30, 2008 as compared to the same period in 2007.

Income Tax Benefit

Nine month periods ended September 30, 2008 and 2007. Income tax benefit increased to $1,318,167 for the nine month period ended September 30, 2008 from $810,282 during the nine month period ended September 30, 2007. The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the nine month period ended September 30, 2008 from the nine month period ended September 30, 2007.

Three month periods ended September 30, 2008 and 2007. Income tax benefit increased to $449,263 for the three month period ended September 30, 2008 from $270,094 during the three month period ended September 30, 2007. The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended September 30, 2008 from the three month period ended September 30, 2007.

Net Loss

Nine month periods ended September 30, 2008 and 2007. The aforementioned factors resulted in a net loss of $2,363,475, or $0.02 per common share, for the nine month period ended September 30, 2008, as compared to a net loss of $1,420,528, or $0.02 per common share, for the nine month period ended September 30, 2007.

Three month periods ended September 30, 2008 and 2007. The aforementioned factors resulted in a net loss of $910,900, or $0.01 per common share, for the three month period ended September 30, 2008, as compared to a net loss of $423,757, or $0.005 per common share, for the three month period ended September 30, 2007.

As of September 30, 2008 and December 31, 2007, we had cumulative net operating loss carryforwards of approximately $11,270,561 and $7,801,699, respectively for federal income taxes. As of September 30, 2008 and December 31, 2007, we had cumulative net operating losses of approximately $3,883,008 and $1,795,792, respectively for state income tax purposes. The net operating loss carryforwards expire between 2025 and 2028.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During the nine months ended September 30, 2008, we conducted the following private placements of our securities:

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

Working Capital

The following is a summary of our working capital at September 30, 2008:

	At September 30, 2008	At December 31, 2007 (restated)	Percent Increase/(Decrease)
Current Assets	$10,063,574	$12,200,133	(17.5)%
Current Liabilities	(1,180,693)	(1,094,697)	7.9%
Working Capital	$8,882,881	$11,105,436	(20.0)%

As of September 30, 2008, we had an accumulated deficit of $12,591,571. As of September 30, 2008, we had working capital of $8,882,881, compared to working capital of $11,105,436 as of December 31, 2007. The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by the completion of our private placements in 2008. Cash and cash equivalents were $9,809,302 as of September 30, 2008, as compared to $12,007,344 as of December 31, 2007. Property and equipment increased to $11,377,569 as of September 30, 2008 from $5,064,460 as of December 31, 2007. The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $50,914,652 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2008	2007 (restated)	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,792,830)	$(2,764,336)	37.2%
Cash Flows Used in Investing Activities	(6,018,052)	(13,161,188)	(54.3)%
Cash Flows Provided by Financing Activities	7,612,840	20,912,830	(63.6)%
Net Change in Cash During Period	$(2,198,042)	$4,987,306	(144.1)%

Net cash used in operating activities increased to $3,792,830 during the nine month period ended September 30, 2008 from $2,764,336 during the nine month period ended September 30, 2007. The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,318,167 and change in accounts payable and accrued liabilities of $279,889.

We used $6,018,052 in investing activities during the nine month period ended September 30, 2008, as compared to $13,161,188 during the nine month period ended September 30, 2007. The decrease in the nine month period ended September 30, 2008 was primarily a result of the payment to Verde River Iron Company (“VRIC”), an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, during the nine month period ended September 30, 2007, offset by property and equipment purchases of $5,881,572 relating to the Clarkdale Slag Project during the nine month period ended September 30, 2008.

Net cash provided by financing activities was $7,612,840 for the nine month period ended September 30, 2008 compared to $20,912,830 for the nine month period ended September 30, 2007. Net cash provided by financing activities during the nine month period ended September 30, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $133,520 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities during the nine month period ended September 30, 2007 primarily resulted from the receipt of $21,713,817 from the gross proceeds of private placements of our securities.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $9,200,000. As of September 30, 2008, we had cash reserves in the amount of $9,809,302. Our cash position at September 30, 2008 exceeds our anticipated minimum 12 month budget of $9,200,000 by approximately $609,302.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asses Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. We have determined that the adoption of this statement will have little or no effect on our consolidated financial position, results of operations, and disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2008, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share. These securities were issued pursuant to Section 4(2) of the Securities Act.

On September 30, 2008, we issued 18,936 shares of our common stock to our non-management directors. These shares were issued pursuant to the director compensation policy for our non-management directors based on: (i) a price of $2.08 per share with respect to 8,652 shares, being the closing price of our common stock on June 30, 2008, being the last trading day of the second quarter of 2008, and (ii) a price of $1.75 per share with respect to 10,284 shares, being the closing price of our common stock on September 30, 2008, being the last trading day of the third quarter of 2008. These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2008.

Item 5. Other Information

Non-Reliance on Previously Issued Financial Statements

On May 5, 2008, after consulting with Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, our independent accountants, our management and our audit committee, concluded that our audited financial statements for the year ended December 31, 2007, and our unaudited interim financial statements for the periods ended September 30, 2007 should not be relied upon. Based upon our continued review of comments received from the Commission with respect to their review of our amended Registration Statement on Form S-1/A, our management and our audit committee have concluded restatements should be made to our consolidated balance sheets and statements of operations.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 10, 2008	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)