Form 10-K
period 2008-12-31
Searchlight Minerals Corp.
filed 2009-03-16
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2008.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-30995

SEARCHLIGHT MINERALS CORP.
(Name of registrant as specified in its charter)

Nevada	98-0232244
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

#120 - 2441 West Horizon Ridge Pkwy.
Henderson, Nevada	89052
Address of principal executive offices	Zip Code
(702) 939-5247
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 (75,279,081 shares) was approximately $156,580,200 (computed based on the closing sale price of the common stock at $2.08 per share as of such date).  Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 12, 2009 was 106,354,691.

TABLE OF CONTENTS

PART I

Item 1.            Business

General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects.  Our business is presently focused on our two mineral projects in which we hold interests:

•
the Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona; and

•	the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

The Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona.  Metallurgical testing and project development on the Clarkdale Slag Project have been ongoing since 2005, initially under the direction of the prior owners, thereafter with our participation in a joint venture with the prior owners in 2005, and currently solely by us since we acquired 100% of the Clarkdale Slag Project in 2007.

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material. We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  The production module is expected to process between 100 and 250 tons per day of slag material.

The Searchlight Gold Project involves exploration for precious metals on mining claims near Searchlight, Nevada.  We have been engaged in an exploration program on our Searchlight Gold Project since 2005.  The prior owners of the interests in the Searchlight Gold Project had previously obtained a United States Bureau of Land Management (“BLM”) approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36 acre pit on our RR304 claim.  Our ability to drill or mine the 36 acre pit on the Searchlight Gold Project has been suspended by the BLM, at this time, as the result of an order for “Immediate Suspension of All Activities” notice issued by the BLM to K. Ian Matheson, one of the prior Searchlight Claim owners, who also was one of our former officers and directors (but remains as a current principal stockholder), and certain of his affiliates (including Mr. Matheson’s wife and his related companies, and who also were prior Searchlight Claim owners and are currently among our stockholders) covering all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

We have made several unsuccessful attempts to obtain the required approvals from the BLM following the issuance of the order for “Immediate Suspension of All Activities” by the BLM.  We intend to submit a new Plan of Operations to the BLM which includes a request to drill eighteen holes on the project area.  We have decided that we will only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believe that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for the Plan of Operations.  If our Plan of Operations is approved by the BLM, our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.  There is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future.  Our net loss for the years ended December 31, 2008, 2007 and 2006 was $3,128,386, $2,221,818 and $2,540,978, respectively.  As of December 31, 2008, we had an accumulated deficit of $13,356,482.  We cannot assure you that we will have profitable operations in the future.

Our principal executive offices are located at 2441 W. Horizon Ridge Pkwy., Suite 120, Henderson, Nevada, 89052.  Our telephone number is (702) 939-5247.  Our Internet address is www.searchlightminerals.com.  Through a link on the “Recent Filings” section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  All such filings are available free of charge.  Information contained on our website or that is accessible through our website should not be considered to be part of this report.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, we operated primarily as a biotechnology research and development company with headquarters in Canada and an office in the United Kingdom.  On November 2, 2001, we acquired all of the outstanding shares of Regma Bio Technologies, Ltd., a corporation organized under the laws of the United Kingdom.  The share exchange transaction resulted in a change of control with the former principals of Regma Bio Limited owning approximately 80% of our outstanding shares of common stock (including Caisey Harlingten, who became the beneficial owner of approximately 66% of our outstanding shares).  In connection with this acquisition, on February 1, 2002, we changed our name to “Regma Bio Technologies Limited.”  On November 26, 2003, we changed our name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.”

In February 2005, we changed our business from a biotechnology research and development company to a company focused on the exploration and acquisition of mineral properties in the Searchlight, Nevada area.  Intangible assets of $173,234 and property and equipment of $20,002 related to the prior biotechnology research operations were fully written off and included in discontinued operations.  No sales proceeds were received from such discontinued operations.  In connection with the change of our business, we entered into option agreements with the owners of 20 contiguous placer mineral claims with respect to an approximately 3,200-acre site located on federal land administered by the BLM near Searchlight, Nevada (the “Searchlight Claims”).  Under the option agreements, we issued 1,400,000 shares of our common stock and agreed to issue an additional 4,200,000 shares of our common stock during the following three year period to the holders of the Searchlight Claims in consideration of an option to purchase the Searchlight Claims.

Further, on April 12, 2005, Mr. Harlingten and his affiliates transferred 95,400,000 shares of our common stock to Mr. Matheson in connection with Mr. Matheson’s bringing the business opportunity relating to the Searchlight Claims to us.  The 95,400,000 shares represented approximately 88% of the outstanding shares of common stock at the time of such transfer.  Subsequently, on April 29, 2005, Mr. Matheson cancelled 70,000,000 shares of our common stock held by him for no consideration for the purpose of making our capitalization more attractive to future equity investors.  Immediately following these transactions, Mr. Matheson became the beneficial owner of approximately 70% of our outstanding shares.

On June 23, 2005, we changed our name from “Phage Genomics, Inc.” to “Searchlight Minerals Corp.”

On September 30, 2005, we effected a forward split of our common stock on a two-for-one basis.  All per share amounts and number of shares outstanding in this report have been retroactively adjusted and restated to give effect to the forward split.

Acquisition of Searchlight Gold Project Claims

On February 8, 2005, and as amended June 22, 2005, we entered into option agreements with the owners of the Searchlight Claims.  Each claim relates to a separate 160 acre parcel on the 3,200-acre site.  Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals, Inc. (“SMI”), a company controlled by Mr. Matheson.  Under the terms of the option agreements with us, each claim owner, SMI and we agreed, among other things, to:

•	the assignment to us of SMI’s rights in the Searchlight Claims under the prior option agreements with the claim owners;

•	our reimbursement of Mr. Matheson and his related companies for amounts advanced to SMI, for which we have reimbursed Mr. Matheson in the amount of $85,000;

•
the issuance of an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us;

•	the appointment of Mr. Matheson as our director and officer to proceed with a restructuring of our business;

•	during the term of the option agreement, our obligation to make all regulatory or government payments required to maintain the Searchlight Claims in good standing; and

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

We initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134.  The $87,134 was paid in cash and the $40,000 was attributed to the issuance of 1,400,000 shares of common stock for the initial share issuance with respect to  the purchase option.  The Searchlight Gold Project mineral properties have been restated in the financial statements included in this report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance.  The restatement to the balance sheet at December 31, 2006 had the impact of increasing stockholders equity by $3,530,000 and the mineral assets by $4,121,562.  The impact to the statement of operations reflects an income tax benefit obtained of $591,562.

We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29. 2007.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the claim owners the remaining 1,400,000 shares of common stock by June 30, 2008. We issued the remaining 1,400,000 shares to the Searchlight Claim owners in June 2008, and now have issued all 5,600,000 of the shares of our common stock required to be issued to the Searchlight Claim owners.

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005 (for the purpose of extending the closing date of the transaction by requiring us to confirm receipt of $1.5 million in financing by September 15, 2005), and October 24, 2005, Nanominerals Corp. (“Nanominerals”), a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil and Carl S. Ager, our current Chief Executive Officer and Vice President/Secretary/Treasurer, respectively, and each of whom is a current member of our board of directors), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Each of the August 31, 2005 and October 24, 2005 amendments were negotiated on our behalf by K. Ian Matheson, who served as an executive officer and director at the time of the execution of the August 31, 2005 amendment and as a director at the time of the execution of the October 24, 2005 amendment.  The joint venture related to the development and funding of the Clarkdale Slag Project.

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

•
issued to Nanominerals warrants to purchase 12,000,000 shares of our common stock exercisable through June 1, 2015, at an exercise price of $0.375 per share (at the instruction of Nanominerals, we issued 2,000,000 of the warrants to Clarion Finanz AG, a designate of Nanominerals); and

•	appointed Ian R. McNeil, Carl S. Ager and Robert D. McDougal, as nominees of Nanominerals, to serve on our board of directors, thereby constituting a majority of the board members.

The value of the warrants issued to Nanominerals was computed using the binomial lattice method and was allocated to the acquisition cost of the project and was computed based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	10

Further, under the terms of the Assignment Agreement, we have a continuing obligation to pay Nanominerals a royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  Under the agreements, we agreed to pay Nanominerals a 5% royalty on “net smelter returns” payable from our 50% joint venture interest in the production from the Clarkdale Slag Project.  The original June 1, 2005 assignment agreement did not include a specific definition of the term “net smelter returns.”  However, the parties agreed to a specific definition of the term “net smelter returns” in the October 24, 2005 amendment, which specific definition we believe conforms with the industry standard interpretation of such term.  Upon the assignment to us of VRIC’s 50% interest in the Joint Venture Agreement in connection with our reorganization with Transylvania International, Inc., we continue to have an obligation to pay Nanominerals a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

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

On January 17, 2006, Nanominerals acquired 16,000,000 shares of our common stock from K. Ian Matheson in consideration of a payment of $4,640.50, to Mr. Matheson, and, on the same date, Nanominerals sold 8,000,000 warrants to K. Ian Matheson in consideration of a payment of $5,000 from Mr. Matheson.  On January 31, 2006, Nanominerals transferred the remaining 2,000,000 warrants in the following transactions: (i) 1,000,000 warrants to Richard J. Werdesheim and Lynne Werdesheim, as trustees for the Werdesheim Family Trust, for a payment of $625, and (iii) 1,000,000 warrants to Craigen L.T. Maine, as trustee for the Maine Rev. Family Trust, for a payment of $625.

Following these transactions, Nanominerals and its affiliates became the beneficial owner of approximately 29% of our outstanding shares.

Reorganization with Transylvania International, Inc.  Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company.  As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we:

•	paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

•	paid $9,900,000 in cash to VRIC on the Closing Date; and

•
issued 16,825,000 shares of our common stock , valued at $3.975 per share, using the average of the high and low prices of our common stock on the closing date, to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.

In addition to the cash and equity consideration paid and issued at the closing, the acquisition agreement contains the following payment terms and conditions:

•
we agreed to continue to pay VRIC $30,000 per month until the earlier of: (i) the date that is 90 days after we receive a report of the commercial, technical and environmental feasibility of the processing and smelting of metals and other mineral materials from a deposit that is prepared in such depth and detail as would be acceptable to lending institutions in the United States, or a “bankable feasibility study,” or (ii) the tenth anniversary of the date of the execution of the letter agreement.

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date:

•	we have agreed to pay VRIC $6,400,000 within 90 days after we receive a bankable feasibility study;

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing 90 days after we receive a bankable feasibility study, and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  The minimum royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the percentage royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the minimum royalty remains payable, the combined minimum royalty and percentage royalty will not exceed $500,000; and

•
we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project after such time that we have constructed and are operating a processing plant or plants that are capable of processing approximately 2,000 tons of slag per day at the Clarkdale Slag Project.  The acquisition agreement does not include a specific provision with respect to the periods at the end of which “net cash flow” is measured, once the production threshold has been reached.  Therefore, the timing and measurement of specific payments may be subject to dispute.  The parties intend to negotiate a clarification of this provision in good faith before the production threshold has been reached.

We accounted for this as a contingent payment, and upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

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

Clarkdale Slag Project

Background and Plan of Operation

In June 2005, we engaged Dr. Richard F. Hewlett as a consultant to serve as the technical project manager for the Clarkdale Slag Project.  Since that time, we have been working on the design and development of a production method for extracting precious and base metals from the slag material.  Dr. Hewlett initially conducted laboratory tests and analysis on the slag material at a metallurgical facility in Phoenix, Arizona.  We rented the facility from a third party in which Mr. Crockett had a minor financial interest, although our rental arrangement occurred prior to the time that we acquired Transylvania.

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

Although the technologies used by us and Nanominerals existed prior to 2005, Transylvania, the prior owner of the Clarkdale Slag Project from 1983 until 2007, did not possess the technical expertise or understanding to be able to perform the necessary analyses on the slag material in order to understand the extent of potential precious metal mineralization within the slag material and their potential recoverability.  Consequently, they were not aware that the slag material had a potential to possess a significant quantity of precious metals.  They also did not have the desire to expend the necessary funds, nor have an investment vehicle necessary to provide access to the required funds, in order to hire the specialized scientists, engineers and firms to perform the studies and analyses that were required to determine the presence, liberation and extraction of precious metals.  Their lack of technical expertise and access to financing served as the basis for entering into their joint venture agreement with Nanominerals in 2005 and, subsequently, agreeing to be acquired by us in 2007.

In 2005, we retained Mountain States R&D International Inc., an independent engineering consultant, to implement a drilling and sampling program under strict chain-of-custody sampling, at the Clarkdale Slag Project.  The drill hole samples were taken between the fourth quarter of 2005 and the third quarter of 2006.  Boart Longyear Company, a subcontractor under the chain-of-custody supervision of Mountain States, drilled a total of eighteen holes (SD 1-18) in the slag pile using sonic drills, comprising more than 1,700 feet on individual 2.5 foot intervals over the project site.  Mountain States had chain of custody over the samples from the time they were recovered from the drill through the analytical process.  In the third quarter of 2006, Mountain States also conducted chain-of-custody tests on bulk samples obtained from the slag pile.

The results from these studies and tests, including the SEM/EDS and ion-exchange studies and testing, indicated that precious metals existed in potentially economic quantities.  However, there can be no assurances that we will be able to develop the project on an economical basis.

In the first quarter of 2006, we began to conduct larger scale, pilot testing at the Phoenix facility on slag samples obtained from the Clarkdale site.  In connection with the testing, we purchased equipment, which we installed at the pilot plant and used in conjunction with leaching, filtering and metal recovery equipment already at the pilot plant.

In the second quarter of 2007, we received a report from Independent Mining Consultants, Inc. (“IMC”), an unaffiliated mining consultant located in Tucson, Arizona, which outlined the volume, tonnage and grade estimates of the slag pile at the Clarkdale site.  This report constituted the first independent analysis of the estimated tonnage and grade of slag at the project site.

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.  We retained Architecture Works Inc., an unaffiliated architectural firm, to perform the architecture work for the retrofitting of one of our existing structures at the Clarkdale site to house the proposed production module.  We then engaged Talson Corporation, an unaffiliated general contractor, to perform the construction work on the structure of the production module building, and additional site work in accordance with the site plan that was approved by the town of Clarkdale.  We also retained Cimetta Engineering and Construction Co., Inc., an unaffiliated engineering firm, to collaborate with Dr. Hewlett in the design, engineering and installation of the production module.  In February 2007, we moved our equipment from the Phoenix facility into an existing structure on the Clarkdale site, adjacent to the production module building, under the direction of Dr. Hewlett.

The process design and equipment selection for the initial production module was designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The full-scale production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day.  All required buildings and services are currently available at the site for the initial production module.  Buildings and services on site include office, lab and processing buildings, as well as road, rail, power, telephone, water, storm drain and sewage.  However, we will need to construct a larger building to house the full-scale production facility.

On June 17, 2008, we received a Certificate of Occupancy for the laboratory facilities located within the module building, allowing our chemists to conduct immediate, on-site analyses of leaching results to further optimize the metals extraction process.  On August 8, 2008, we received a Certificate of Occupancy for the module building, allowing us to operate the grinding, leaching, filtering and resin extraction equipment within the module building.  On December 30, 2008, we received a Certificate of Occupancy for the electrowinning building, allowing us to operate the copper and zinc electrowinning equipment within the electrowinning building.

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Currently, the installed equipment is being tested, and it is anticipated that this will be followed by the integration of all major equipment components, including the grinding, leaching, filtering and extraction circuits.  Component integration involves the fabrication, installation and connection of the equipment circuits to each other and to the buildings’ centralized electrical, plumbing and air-flow systems.

We incurred delays during the construction of our production module, including delays in receiving large pieces of equipment from manufacturers, engineering related delays due to the complexity of installing the production module equipment in a World War I era module building and the decision to construct a separate building to house the electrowinning equipment after it was determined that the electrowinning equipment would not adequately fit in the module building.  Consequently, the construction timeline for completing the production module was extended by approximately twelve months from what we originally anticipated and there was an approximately 55% increase in costs from what we had originally projected.

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel where we expect that each subsequent module would be comparable in technology, scale and cost to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of developing our initial production module was approximately $12,000,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  We anticipate the feasibility evaluation of the production module to begin during the first half of 2009.

We have budgeted $3,000,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes assembling and operating the production module, performing the feasibility study as well as Phase II expansion preparations.  In the first quarter of 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

We expect that there will be significant financing requirements in order to finance the construction of a full-scale production facility, and cannot assure you that such funding will be available at all or on terms that are reasonably acceptable to us.  If the results from our feasibility study and the results from the operation of the production module do not support a basis for us to proceed with the construction of our proposed, full-scale production facility or we cannot obtain funding at all or on terms that are reasonably acceptable to us, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

Estimate of Projected Expenditures

Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $6,121,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses.  In addition, as of December 31, 2008, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $12,431,000, including building construction, production module equipment (grinding, leaching, filtering, extraction and lab equipment), site improvements and administration equipment.  The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months (subject to funding availability, we also anticipate spending approximately $6,000,000 on Phase II of our Clarkdale Slag Project – preparation for expansion to 2,000 tons per day):

Work	Budget

1. Building Rehabilitation	$200,000

• Rehabilitation and retrofitting of existing building to house the production module
• Upgrading of services (electrical, plumbing, etc.) in and around module building

2. Production Module Assembly	$400,000

• Purchase and receive equipment for production module
• Engineer and assemble production module

3. Production Module Operation	$1,900,000

• Start-up and test module equipment
• Address start-up issues
• Optimize module operation

4. Feasibility Study	$500,000

• Third-party feasibility study performed on operating production module
SUBTOTAL	$3,000,000

These estimated costs are preliminary in nature, and actual costs may be significantly higher once we have completed the feasibility study and received results from production of our proposed production module.  Further, these estimated costs do not take into account possible delays that may arise.  If we experience any difficulties or delays during our plan of operation, it could take substantially longer and be more costly for us to complete construction of the production module or complete a feasibility study.  In addition, if our feasibility study establishes the project is economically viable and “bankable,” we will have to pay $6,400,000 to VRIC in connection with our Agreement and Plan of Merger with VRIC and Transylvania.  To satisfy this obligation, we will be required to obtain additional financing within 90 days of receipt of such a bankable feasibility study.

Location, Access and History

The Clarkdale Slag Project is located in Clarkdale, Arizona, approximately 107 miles north of Phoenix, Arizona and about 50 miles southwest of Flagstaff, Arizona in Yavapai County (see Figure 1, below).  The project site is located at a 3,480 feet elevation on approximately 833 deeded acres of industrial zoned land near the town of Clarkdale.

Figure 1 - Clarkdale Project Site

Slag is the waste product of the smelting process.  The slag at the Clarkdale Slag Project originated from a large, copper ore smelting operation located on our property in Clarkdale.  The copper ore was mined in Jerome, Arizona during the period 1915-1952, when the Clarkdale smelter was one of the largest copper smelters in the world.  Jerome is a historic mining district, located approximately 6 miles west of Clarkdale at an elevation of 5,435 feet, which produced copper extracted from massive sulfide deposits mined at Jerome (1889-1952) and smelted at both Jerome (1889-1915) and Clarkdale (1915-1952).

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

Figure 2A –Clarkdale Project Aerial View

Figure 2B –Clarkdale Project Area Map

Mineralogy and Metallurgy

Metallurgical testing between 2005 and 2007 by Dr. Richard F. Hewlett, the technical project manager of our Clarkdale Slag Project, on bench and bulk scale samples from the slag pile has indicated that gold, silver, copper and zinc exists in and may potentially be extractable from the slag pile.  The filtered byproduct remaining after slag has been processed is a ferrosilicate product (containing iron and silica).  Canadian Environmental & Metallurgical, Inc., an independent laboratory which we retained, reported to us the results of a leaching test they performed on a sample of the byproduct.  Based on these results, Dr. Hewlett concluded and reported to us that the byproduct may consist of relatively inert materials.  We do not currently know whether the byproduct will have any significant commercial value.  However, we intend to conduct testing and analysis in the future to explore this possibility.

Nanominerals conducted a SEM/EDS analysis of the slag pile, which was supported by a report by SGS Lakefield Research, an independent consultant, in October, 2005, which showed that there are three distinct ferrosilicate phases which form the bulk matrix of the slag pile and that:

•	copper-zinc is contained within small, irregular shaped particles of iron-copper-zinc sulfides of dimensions of less than 0.3-20 microns;

•	gold occurs as very fine particles (less than 1 micron) entombed within larger grains of iron sulphides (less than 30 microns);

•	zinc occurs as zinc-oxides and forms part of the slag matrix; and

•	iron occurs as iron-metal, iron-silicates, iron-sulfides and iron-oxide of dimensions of less than 5 microns.

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

Drilling and Bulk Sampling Tests

Drilling Hole Tests.  In 2005, we retained Mountain States to implement a drilling and sampling program under strict chain-of-custody sampling at the Clarkdale Slag Project.  In the fourth quarter of 2005 and the first and second quarters of 2006, Boart Longyear Company, an unaffiliated drilling subcontractor under the chain-of-custody supervision of Mountain States, drilled a total of eighteen holes (SD 1-18) in the slag pile using sonic drills, comprising more than 1,700 feet on individual 2.5 foot intervals over the project site (See Figure 3 below – “plan view of drilling program”).  Mountain States had complete control over the samples from the time they were recovered from the drill through the analytical process.  Holes SD-1 to SD-6 were drilled by a mini-sonic drill and SD-7 to SD-18 were drilled by a large sonic drill.  Sonic drills produce sonic waves that are directed down a hollow drill-pipe to the bottom of the hole where the sonic waves perform the breaking of the slag material.  The broken slag cuttings were collected into a casing and discharged directly into buckets every 2.5 feet of vertical depth, and each bucket was marked by drill hole number and depth interval and then sealed in order to retain the integrity of the sample.  This drilling method provides highly representative, continuous core samples without the use of water or air.

Figure 3 – Clarkdale Project Plan View of Drilling Program

For drill holes SD-1 through SD-18, Mountain States performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption.  Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental technology firm, performed gold and silver analysis under chain of custody analysis of Mountain States, using an acid total digestion method followed by atomic absorption.  The composite footage referenced in the table below approximately reflects the base of the slag pile, and therefore, the relative thickness of the slag pile above the ground.  Mountain States reported the following analysis of the drill hole samples:

Summary of Results of Drill Hole Testing
	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1

Drill Hole Results
Drill Hole	Composite Footage	Gold	Silver	Copper	Zinc	Iron

		Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
SD-1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD-2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD-3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD-4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD-5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD-6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD-7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD-8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD-9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD-10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD-11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD-12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD-13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD-14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD-15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD-16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD-17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD-18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3
Average		0.46	0.13	0.37	2.47	33.1

*opt (ounces per ton)

Bulk Sampling Tests.  In the third quarter of 2006, Mountain States collected a 4,000 pound bulk sample, under chain of custody, comprised of material taken over the entire surface of the 45-acre slag pile.  Mountain States divided the 4,000 pound bulk sample into five approximately 750 pound lots and milled each 750 pound lot through our mill located at the leased pilot plant in Phoenix, Arizona.  Mountain States subsequently performed the copper, zinc, and iron analysis at its own facility using the fusion assay method, followed by atomic absorption.  Mountain States also preformed gold and silver analysis of the bulk sample using the fire assay method followed by atomic absorption.  Mountain States reported the following analysis of the bulk sample:

Summary of Bulk Sample Results
	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

Surface Bulk Sample Results
Sample	Composite	Gold	Silver	Copper	Zinc	Iron
	Detail	Au	Ag	Cu (%)	Zn (%)	Fe (%)
		(opt)*	(opt)*
SS1B-1	Surface Bulk Sample	0.361	0.285	0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND**	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND**	0.33	2.90	30.4
SS1B-4	Surface Bulk Sample	0.444	ND**	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND**	0.34	2.90	30.6
Average		0.42	0.06	0.35	2.88	31.0

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

Slag Pile	Volume Estimate	Tons in	Au (opt)*	Ag( opt)*	Cu (%)	Zn (%)	Fe (%)
	(million cubic feet)	Millions
East	198.0	19.86	0.50	0.10	0.34	2.47	33.18
West	3.4	0.34	0.39	0.07	0.22	1.70	31.30
Combined	201.4	20.20	0.50	0.10	0.34	2.46	33.15
*opt (ounces per ton)

Proposed Production Module

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.

The flow-sheet and equipment selection for the initial production module was designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day.

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  The production has been designed to allow the grinding, leaching, filtering and extraction of metals from the slag within our module building and electrowinning building.

Below is a basic flow chart of the intended operations of the proposed initial production module at the Clarkdale site (See Figure 4 below).

Figure 4 – Clarkdale Project Flow Chart

The following is a description of the anticipated operations of the four major sections of the production module:

Grinding.  The flow sheet begins with the slag being dug from the slag pile with an excavator and run through a jaw crusher (takes material down to roughly 5/8” material).  The output from the crusher is scooped into a dump truck, transported a short distance to be stockpiled on a storage pad near the processing building (roughly 2,800 feet from slag pile to the stockpile).  It is then run through an impact mill and fed into a vibratory mill, the final stage of grinding.  The vibratory mill is a “wet” mill, which means that water is added, along with the slag inside the mill.  The output from the vibratory mill is a black, wet slurry with paint-like consistency.

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

Extraction.  The extraction process starts by pumping the pregnant solution through a series of resin columns, also referred to as the ion exchange circuit.  Resins are manmade collectors (functionalized plastic), each specifically designed to selectively collect specific metals.  The first series of resin columns is designed to extract the gold and silver, followed by copper and zinc in the second and third series of resin columns, respectively.  At this stage, the metals are “loaded’ on their respective resins.  We expect that the resins will recover the metals (gold, silver, copper, and zinc) from the pregnant solution.  However, the exact recovery rates will not be known until data is analyzed from the operation of the production module.

Due to cost and efficiency, it is anticipated that the gold and silver loaded resins will be sold directly to a refinery instead of purifying the metal on site (the value of the gold and silver is anticipated to outweigh the value of the resins).  The copper and zinc will be dissolved from their respective resins and purified into copper and zinc metal through separate electrowinning systems.  The electrowinning process uses electrical current to extract metal from solution and is a widely used extraction method for copper and zinc.  The copper and zinc resins will then be recycled and reused (the relative value of the resins compared to the value of copper and zinc is significant and therefore the reason to “strip” and re-use the resins).

Permitting

The site for the Clarkdale Slag Project is located in the Town of Clarkdale, Arizona and as a result, most of the operational permits are subject to their authority.  The environmental permits, however, are subject to the authority of the State of Arizona.

We retained URS Corporation, an unaffiliated international engineering company, to assist us in the permitting process with state and local authorities for the Clarkdale Slag Project.  With URS’s help, we were granted a Class II Synthetic Air Quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for quarrying and metals recovery operations.  A Class II permit is required because the ADEQ determined that our project is not a “major source” of air pollution after reviewing the description of our on-site activities, and the modeling done by us with the assistance of our consultant, which shows the potential areas where the project could possibly emit substances into the air.  We received a “Synthetic” permit because we voluntarily worked with ADEQ to agree on limits of production that would assure that we would not exceed the acceptable limits of regulated air pollutants.  The agreement permits us to operate the demonstration module at a maximum capacity of 240 tons per day.  The Class II permit is the only air quality permit required for us to operate the demonstration module.  During the operation of the module, we intend to collect data to demonstrate the actual amount of air pollutants generated by each process that we use.  We also intend to prepare a computer model of those activities with the assistance of URS.  We then intend to submit that data to ADEQ in support of our full production module.

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

On June 17, 2008, we received a Certificate of Occupancy for the laboratory facilities located within the module building, allowing our chemists to conduct immediate, on-site analyses of leaching results to further optimize the metals extraction process.  On August 8, 2008, we received a Certificate of Occupancy for the module building, allowing us to operate the grinding, leaching, filtering and resin extraction equipment within the module building.  On December 30, 2008, we received a Certificate of Occupancy for the electrowinning building, allowing us to operate the copper and zinc electrowinning equipment within the electrowinning building.

Searchlight Gold Project

Location, Access and History of Exploration

The Searchlight Gold Project is a 3,200-acre placer gold project located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada.  (See Figure 5 below)  Access is by vehicle from Highway 95.  The mining claims were staked in the period between 1998 and 2003 as 160-acre association placer mining claims on federal land administered by the BLM.  We own title to the Searchlight Claims.

Figure 5 – Searchlight Gold Project Location

The Searchlight Claims are located in parts of Sections 1, 12-13 and 24-25 of Township 29 South, Range 63 East and Sections 19 and 30 of Township 29 South, Range 64 East Clark County, Nevada.  The names of the 160-acre claims and their federal serial numbers are as described below:

Nevada Mining Claim	BLM Number
Rio Raga 300	600834
Rio Raga 301	600835
Rio Raga 302	600836
Rio Raga 303	600837
Rio Raga 304	600838
Rio Raga 305	600839
Rio Raga 306	715676
Rio Raga 307	600841
Rio Raga 308	600842
Rio Raga 309	600843
Rio Raga 310	699996
Rio Raga 311	699997
Rio Raga 312	600846
Rio Raga 313	600847
PV Brown 193	854993
PV Brown 301	854994
P V Red #11	791232
P V Red #12	791233
P V Red #13	791234
P V Red #14	791235

During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the BLM and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims overtop of the twenty existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site.  We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future.  First, the validity of the association of the prior locators could always be challenged by the BLM if the BLM believed that the association was not properly assembled or if there were any “dummy locators” (place-holder locators who did not contribute to the association).  Second, if there were a discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres unavailable for re-staking.  Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre claims, if necessary.  Also, we may incur additional costs because we have to maintain two sets of claims.

We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims because they were located and are held solely by us, as a single entity and not as an association of two or more entities.  Holding 20-acre claims as a single entity reduces the likelihood that the BLM will challenge the validity of the claims based on the existence of “dummy locators.”  If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.

The names of the 20-acre claims and their corresponding federal serial numbers are as described below:

Nevada Mining Claim		BLM Number	Nevada Mining Claim		BLM Number
SMC	001	0989708	SMC	039	0989743
SMC	002	0989709	SMC	041	0989744
SMC	003	0989710	SMC	043	0989745
SMC	004	0989711	SMC	045	0989746
SMC	005	0989712	SMC	046	0989747
SMC	006	0989713	SMC	047	0989748
SMC	007	0989714	SMC	048	0989749
SMC	008	0989715	SMC	050	0989750
SMC	009	0989716	SMC	052	0989751
SMC	010	0989717	SMC	054	0989752
SMC	011	0989718	SMC	056	0989753
SMC	012	0989719	SMC	057	0989754
SMC	013	0989720	SMC	058	0989755
SMC	014	0989721	SMC	059	0989756
SMC	015	0989722	SMC	060	0989757
SMC	016	0989723	SMC	061	0989758
SMC	017	0989724	SMC	062	0989759
SMC	018	0989725	SMC	063	0989760
SMC	019	0989726	SMC	064	0989761
SMC	020	0989727	SMC	065	0989762
SMC	021	0989728	SMC	066	0989763
SMC	022	0989729	SMC	067	0989764
SMC	023	0989730	SMC	068	0989765
SMC	024	0989731	SMC	069	0989766
SMC	025	0989732	SMC	070	0989767
SMC	026	0989733	SMC	071	0989768
SMC	027	0989734	SMC	072	0989769
SMC	028	0989735	SMC	073	0989770
SMC	029	0989736	SMC	074	0989771
SMC	030	0989737	SMC	075	0989772
SMC	031	0989738	SMC	076	0989773
SMC	032	0989739	SMC	077	0989774
SMC	033	0989740	SMC	078	0989775
SMC	035	0989741	SMC	079	0989776
SMC	037	0989742	SMC	080	0989777

Nevada Mining Claim		BLM Number	Nevada Mining Claim		BLM Number
SMC	081	0989778	SMC	120	0989813
SMC	082	0989779	SMC	121	0989814
SMC	083	0989780	SMC	122	0989815
SMC	084	0989781	SMC	123	0989816
SMC	085	0989782	SMC	126	0989819
SMC	086	0989783	SMC	127	0989820
SMC	087	0989784	SMC	128	0989821
SMC	088	0989785	SMC	129	0989822
SMC	089	0989786	SMC	130	0989823
SMC	090	0989787	SMC	131	0989824
SMC	091	0989788	SMC	132	0989825
SMC	092	0989789	SMC	133	0989826
SMC	093	0989790	SMC	134	0989827
SMC	094	0989791	SMC	135	0989828
SMC	095	0989792	SMC	136	0989829
SMC	096	0989793	SMC	141	0989830
SMC	097	0989794	SMC	142	0989831
SMC	098	0989795	SMC	143	0989832
SMC	099	0989796	SMC	144	0989833
SMC	100	0989797	SMC	145	0989834
SMC	101	0989798	SMC	146	0989835
SMC	102	0989799	SMC	147	0989836
SMC	103	0989800	SMC	148	0989837
SMC	104	0989801	SMC	149	0989838
SMC	105	0989802	SMC	150	0989839
SMC	106	0989803	SMC	151	0989840
SMC	107	0989804	SMC	152	0989841
SMC	108	0989805	SMC	153	0989842
SMC	109	0989806	SMC	154	0989843
SMC	110	0989807	SMC	155	0989844
SMC	111	0989808	SMC	156	0989845
SMC	112	0989809	SMC	157	0989846
SMC	117	0989810	SMC	158	0989847
SMC	118	0989811	SMC	159	0989848
SMC	119	0989812	SMC	160	0989849

The Searchlight District is a well known, historic gold camp.  Mining occurred in the area during the period 1900-1950, where some 250,000 ounces of gold were produced from quartz-sulphide-hematite veins to depths of greater than 1,000 feet with minor placer gold produced.  However, there has been no prior history of mining on the land related to the Searchlight Claims.

Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and in the first quarter of 2008, we approved a continuation of the metallurgical work program with Arrakis.  The goal of this work program is to attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

We have budgeted $200,000 to our twelve month work program for the Searchlight Gold Project.  Our work program is focused on continuing the testing program with Arrakis, including metallurgical tests, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.  We will also focus on our work with the BLM, our consultants and our attorneys to help us obtain approval of the Plan of Operations, containing the necessary permits to execute on our desired drilling program.  The drilling and pre-feasibility program, which we anticipate will include an eighteen-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is expected to commence shortly after receiving the BLM’s approval of the Plan of Operations.

Estimate of Projected Expenditures

Since our involvement in the Searchlight Gold Project in February 2005, we have incurred project expenses of approximately $675,000 on metallurgical testing and mineralogical studies.  The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

Work	Budget

1. Metallurgical Testing and Pre-Feasibility Program	$100,000
• Continue independent metallurgical testing program, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals

• Update independent engineering report with results from metallurgical testing program

2. Permitting	$100,000
• Obtain permit to drill 18 holes

TOTAL	$200,000

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
* opt (ounces per ton)

Following this initial testing, Arrakis tested a variety of bench scale leach methods in order to test for extraction of the gold from the samples.  The bench testing and optimization of leach conditions improved the extraction efficiency to 72% and outlined a protocol for bulk leach testing.  In September 2005, Arrakis collected a six-ton bulk sample from the project site.  Results from analyses of the bulk samples were as follows:

Bulk Test I.D.	Feed Grade	Extracted Grade Au
	Au	(opt)*
	(opt)*
BL1	0.58	0.25
BL2	0.58	0.22
BL3	0.90	0.21
* opt (ounces per ton)

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

Arrakis performed a number of tests to examine pressure leaching via autoclave to enhance both the kinetics and extraction efficiency of gold from solution and conducted a series of 11 autoclave tests using 200-gram samples in a Parr 1 liter pressure reactor.  In January 2007, Arrakis reported the results of such tests, as are summarized in the following table:

Autoclave Test I.D.*	Feed Grade	Extracted Grade
	Au	Au
	(opt)**	(opt)**
TP2	0.37	0.07
TP3	0.39	0.08
TP4	0.38	0.03
TP5	0.37	0.15
TP6	0.34	0.19
TP7	0.37	0.03
TP8	0.37	0.16
TP9	0.37	0.14
TP10	0.37	0.23
TP11	0.37	0.26
TP12	0.37	0.15

*	All samples approximated 200 grams in 1 liter of solution. Leach time for all samples approximated 90 min. and the sample for TP7 was dead roasted prior to leaching.
**	opt (ounces per ton)

Metallurgical extraction, using autoclave leaching, has been successful in extracting 70% of the gold into solution.  However, as seen from the table above, precipitation of gold from the leach solution has been challenging and work is continuing to better optimize this process.

The table below provides an overview of the results from metallurgical tests completed, to date, by Arrakis:

COC Tests(1)	Feed Grade*	Extracted Grade	Leach Method
	Gold (opt)**	Gold (opt)**
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach
BL3 – 9,000 lbs head
1,674 lbs cons	0.90	0.21	72 hr Leach
Autoclave Tests
TP2-12 – 200 grams	0.34 – 0.39	0.030 – 0.264	1.5 hr Autoclave
TP8 – 200 grams	0.37	0.158	1.5 hr Autoclave
TP9 (TP8 tails)		0.142	1.5 hr Autoclave
Total		0.300	3.0 hr Autoclave

*	Feed Grade is the initial gold content in the sample. Extracted Grade is the amount of gold leached into solution.

**	opt (ounces per ton)

(1)  With respect to the results set forth in the table above, Arrakis performed gold analysis under chain-of-custody parameters.  Analysis of all head ore samples was done by 3 acid digestion in a Milestone Ethos Plus microwave sample digester and analyzed by a Perkin Elmer 5100 graphite furnace atomic adsorption system with Zeeman background correction.  Pregnant solutions from all bench and bulk tests were analyzed for gold using calibration blanks and standards corrected with matching sample matrix to the specific solution being read.

Permitting

Our Searchlight Claims are comprised of non-patented placer mining claims located on federal land administered by the BLM.  Mining activities on the Searchlight Claims must be carried out in accordance with a permit issued by the BLM.

The Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36 acre pit on our RR304 claim.  Although the Plan of Operations was accepted and registered in the name of a Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued an “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  On May 12, 2006, after failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued an order for “Immediate Suspension of All Activities.”  Our ability to drill or mine the 36 acre pit on the Searchlight Gold Project has been suspended by the BLM, at this time, as the result of the order.  An appeal of the BLM’s order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the order for “Immediate Suspension of All Activities” in effect.  The order effectively covered all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

In late December 2007, we were verbally informed by the BLM that if we obtained title to the claims (without Mr. Matheson as a claim owner) and we applied for a new Plan of Operations under our name, the BLM would cooperate with us in granting approval of the new Plan of Operations.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the Searchlight Claim owners by June 30, 2008 the remaining 1,400,000 shares of common stock out of the 5,600,000 shares issuable under the 2005 agreement pursuant to which we had obtained an option to acquire the Searchlight Claims.  On June 25, 2008, we issued the 1,400,000 shares of common stock to the Searchlight Claim owners.

During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the BLM and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims over-top of the twenty existing 160-acre claims.  We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site.  If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.  We do not believe that the inability to “double stake” the entire 3,200 acre site will have a material adverse effect on our operations.

We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future.  First, the validity of the association of the prior locators could always be challenged by the BLM if the BLM believed that the association was not properly assembled or if there were any “dummy locators” (place-holder locators who did not contribute to the association).  Second, if there were a mineral discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres unavailable for re-staking.  Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre claims, if necessary.  Also, there are additional costs to us due to the fact that we have to maintain two sets of claims.

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as “environmental concern areas.”  Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an environmental concern area, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an environmental concern area.  If the BLM decides in the future to designate the Searchlight Project site as an environmental concern area, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims. Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

In the third quarter of 2008, we submitted a new Plan of Operations to the BLM substantially similar to the original Plan of Operations, which includes a request to drill eighteen holes on the project area and to mine a 36 acre mining pit.  On August 27, 2008, the BLM notified us that they had certain questions and needed some clarifications to the Plan of Operations that we submitted.  These issues included clarifying the equipment to be used in the operations, any chemicals that may be used, location of and total amount of mined material as well as intention of crushed rock that will be hauled off-site.  The BLM also requested clarification on any differences between our new Plan of Operations and the one previously obtained by Mr. Matheson’s affiliate.  The BLM also advised that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  Hence, the recovery of the reclamation bond is uncertain and therefore we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

On October 10, 2008, we received a comment letter from the BLM regarding the Notice of Intent, which included a request to clarify the exact depth of each drill hole, whether the drill holes will be cased to prevent internal caving, the length of time each drill hole will remain open, a revised reclamation cost estimation and a minor revision to one of the maps.  On October 22, 2008, we responded to these comments and submitted an amended Notice of Intent with the BLM.  On December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby Area of Critical Environmental concern (ACEC); and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

On January 13, 2009, we filed a Notice of Appeal of the BLM’s decision regarding the closing of our Notice of Intent, and, thereafter, submitted a statement of reasons relating to the appeal, which supports our case that we should be allowed to obtain our desired drilling permits through a Notice of Intent, as opposed to a Plan of Operations, even considering the Searchlight Project’s proximity to the ACEC.  Should we be unsuccessful with our appeal, we will prepare and submit a new Plan of Operations taking into account the Desert Tortoise issue.  The new Plan of Operations to the BLM would include a request to drill eighteen holes on the project area.

Whether we obtain an approved Notice of Intent or Plan of Operations, our work on the project site will be limited to the scope within the Notice of Intent or Plan of Operations.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.  We do not believe these added requirements will have a material adverse impact on our  plan of operations for the Searchlight Gold Project.  There is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.

Further, although our ability to obtain drilling permits has been delayed, we intend to continue our current metallurgical program with Arrakis.  If we are required to submit a new Plan of Operations, we expect that we will be required to post a new reclamation bond with the BLM, which we anticipate will be approximately $16,000.

There is no regulatory time frame for the BLM to review our Plan of Operation.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

In order to maintain our Searchlight Claims, we must pay an annual maintenance fee of $125 per claim to the Nevada State Office of the BLM.  We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2009.

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

If we enter into full scale production on our Clarkdale Slag Project or the development of our Searchlight Gold Project, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration or preliminary development phases because the increase in the size of the project.  Permits and regulations will control all aspects of any development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

•	water discharge will have to meet water standards;

•	dust generation will have to be minimal or otherwise remediated;

•	dumping of material on the surface will have to be re-contoured and re-vegetated;

•	an assessment of all material to be left on the surface will need to be environmentally benign;

•	ground water will have to be monitored for any potential contaminants;

•	the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

•	there will have to be an impact report of the work on the local fauna and flora.

Employees

As of December 31, 2008, we had sixteen full-time and three part-time employees.  We also had three full-time consultants who provide services to our Clarkdale Slag Project operations.  None of our employees are currently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are satisfactory.

Item 1A.         Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This report contains forward-looking statements.  The forward-looking statements are contained principally in, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”  Forward-looking statements provide our current expectations or forecasts of future events.  Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

RISK FACTORS

An investment in our common stock is very risky.  Our financial condition is unsound.  You should not invest in our common stock unless you can afford to lose your entire investment.  You should carefully consider the risk factors described below, together with all other information in this report, before making an investment decision.  If an active market is ever established for our common stock, the trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.  You also should refer to the other information set forth in this report, including our financial statements and the related notes.

Risks Relating to Our Business

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities if we do not obtain additional financing, and our business will fail.

We were incorporated on January 12, 1999 and initially were engaged in the business of biotechnology research and development.  In February, 2005, we changed our business to mineral exploration.  We have a limited history upon which we may make an evaluation of the future success or failure of our current business plan.

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $3,128,386, $2,221,818 and $2,540,978 for the years ended December 31, 2008, 2007 and 2006, respectively, and have incurred cumulative net losses from operations of $13,356,482, and $10,228,096 and $8,006,278, as of December 31, 2008, 2007 and 2006, respectively.  In addition, we had cash reserves of approximately $6,000,000, $7,055,591 and $12,007,344 at January 31, 2009, December 31, 2008 and 2007, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,900,000.  At January 31, 2009, we had cash reserves in the amount of approximately $6,000,000.  Although this amount is sufficient to meet our anticipated costs for our development and exploration activities during the next twelve months, the actual costs of completing those activities may be greater than anticipated.  If the actual costs are significantly greater than anticipated, if we proceed with our development and exploration activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

To date, we have only conducted an internal pre-feasibility study of the Clarkdale Slag Project.  In particular:

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

We incurred delays during the construction of our production module, including delays in receiving large pieces of equipment from manufacturers, engineering related delays due to the complexity of installing the production module equipment in a World War I era module building and the decision to construct a separate building to house the electrowinning equipment after it was determined that the electrowinning equipment would not adequately fit in the module building.  Consequently, the construction timeline for completing the production module was extended by approximately twelve months from what we originally anticipated and there was an approximately 55% increase in costs from what we had originally projected.

In order to demonstrate the large scale viability of the project, we will need to complete final feasibility studies that address the economic viability of the project.  Capital and operating costs, production and economic returns, and other estimates contained in our final feasibility studies may differ significantly from our current estimates.  There is no assurance that our actual capital and operating costs will not exceed our current estimates.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties.  There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates.

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

We intend to continue development of our production module at the Clarkdale Slag Project site, which is anticipated to consist of a full scale production and processing cycle.  This first production module is expected to be used as a final test of the economic feasibility of the Clarkdale Slag Project.  However, if the results of our pre-feasibility studies on the Clarkdale Slag Project and the production results from the operation of the first production module are not positive, we will have to scale back or abandon our proposed operations of the Clarkdale Slag Project.  There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible.  If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery.  In such event, we will have difficulty in raising additional capital to maintain operations and that would result in a material adverse effect on our operating results, financial condition and our ability to remain in business.

If we are unable to achieve projected mineral recoveries from our test mining activities at the Clarkdale Slag Project and Searchlight Gold Project, then our financial condition will be adversely affected.

As we have not established any reserves on either our Clarkdale Slag Project or Searchlight Gold Project to date, there is no assurance that actual recoveries of minerals from material mined during test mining activities will equal or exceed our exploration costs on our mineral properties.  To date, we have completed only a limited amount of drilling and sampling on the Clarkdale Slag Project site and the process testing of results has been limited to small pilot plants and bench scale testing.  There is no assurance that if we move to production scale from pilot plant scale that our production results will match pre-feasibility estimates.  If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no known mineral reserves.  Mineral exploration is highly speculative.  It involves many risks and is often non-productive.  Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

•	costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities;

•	availability and costs of financing;

•	ongoing costs of production; and

•	environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Gold Project, the success of our drilling and sampling activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection.  If we do not find a mineral reserve or if we cannot explore the mineral reserve, either because we cannot obtain an approved Plan of Operations, do not have the money to do so or because it will not be economically feasible to do so, we will have to cease operations.

Our rights under the Searchlight Claims may be difficult to retain and may not apply to all metals and minerals located on the Searchlight property.

Our rights in the 20 placer mineral claims with respect to a contiguous, approximately 3,200-acre site located (the “Searchlight Claims”) on Federal land administered by the BLM near Searchlight, Nevada are the subject of unpatented mining claims (mining claims to which the deeds from the U.S. Government have not been received) made under the General Mining Law of 1872.  Legal title to the Searchlight property is held by the United States and there are numerous conditions that must be met for a mining claimant to obtain and retain legal rights in the land and minerals claimed.  Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively the ownership of such claims.  These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record.  Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable metals, such as precious and base metals, that are in placer form (mineral which has been separated from its host rock by natural processes).  We also are allowed to use the surface of the land solely for purposes related to mining and processing the metal-bearing ores.  However, legal ownership of the land remains with the United States.  Placer mining claims (ground with defined boundaries that contains metals in the earth, sand, or gravel, and is not fixed in the rock) are not sufficient to claim lode mineralization (a deposit in consolidated rock as opposed to a placer deposit), and any metals in veins or in bedrock need to be separately claimed by lode claims.  Therefore, we may not have legal rights with respect to any lode deposits within the property that is the subject of the Searchlight Claims.

Further, we remain at risk that the Searchlight Claims may be forfeited either to the United States or to rival private claimants if it were ever determined in the future that we had failed to comply with BLM regulatory requirements regarding the Searchlight Claims.

Although we believe that we have made a discovery on the property that is the subject of the Searchlight Claims, if the BLM was to determine that a discovery was not made on any of the 20 association placer claims (a placer location made by an association of persons in one location covering up to 160 acres) before any of such claims were conveyed by the related group of locators of a particular claim (those persons who locate, or are entitled to locate, land or mining claims, and fix the boundaries of land claims) to us, and the BLM subsequently was to determine that any action on our part constituted a discovery on the site of any of the claims, any of such claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres of the particular claim unavailable for re-staking. Generally, the BLM considers a discovery to be the identification of adequate amounts of minerals such that a reasonable person would seek to develop the claim as a commercial enterprise.  Placer mining claims ultimately are required to have discovery on each 10-acre portion in order to be considered valid in their entirety.  We are working to explore the Searchlight property and to evaluate and plan for the development of the Searchlight Claims.  At this time, there are no adversarial proceedings by the BLM to challenge any of the 20 association placer claims.  There can be no assurances that the BLM will not successfully challenge these claims in the future, which could have a material adverse effect on the Searchlight Project and our operations.

During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the BLM and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims overtop of the twenty existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site.  We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future:

•
First, the validity of the association of the prior locators could always be challenged by the BLM if the BLM believed that the association was not properly assembled or if there were any “dummy locators” (place-holder locators who did not contribute to the association).  A “properly assembled” placer association is comprised of 2–8 individuals or companies who each may claim 20 acres and each owns a full interest in the claim.  The individuals may not be employees of one of the companies.  These individuals and/or entities must be involved actively in the business of developing the claim.  Use of an uninvolved individual or entity as a locator for the purpose of acquiring additional acreage may constitute fraud, and the entire claim could be declared void.  A “dummy locator” is an individual or entity who is not actively involved with the development of the claims, and whose name has been used for the purpose of acquiring additional acreage.  The action of using dummy locator(s) may constitute fraud, and under existing laws, the claim located by use of dummy locator(s) can be declared void from its inception.

•
Second, if there were a discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres unavailable for re-staking.

•
Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre claims, if necessary.  Also, we will incur additional costs because we have to maintain two sets of claims.

We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims because they were located and are held solely by us, as a single entity and not as an association of two or more entities.  Holding 20-acre claims as a single entity reduces the likelihood that the BLM will challenge the validity of the claims based on the existence of “dummy locators.”  If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.

Further, we are required to make annual rental payments to the Federal government in connection with our claims.  If we fail to make our required payments in the future, the related claims would be void.

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as “Areas of Critical Environmental Concern (ACECs).”  Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an ACEC, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an ACEC and our 160-acre claims were originally located between 1990 and 2003.  The BLM has advised us, however, that due to the proximity of our claims to an ACEC we would be required to file a Plan of Operations for our desired drilling program.  We do not believe these added requirements will have a material adverse impact on our Plan of Operations for the Searchlight Gold Project.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  If the BLM decides in the future to designate the Searchlight Project site as an ACEC, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims.  Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of some or all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

We do not currently have a government approved Plan of Operations for our Searchlight Gold Project, and if we are not able to obtain an approved Plan of Operations, we will not be able to fulfill our business plan with respect to the Searchlight Gold Project.

The Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36 acre pit on our RR304 claim.  Although the Plan of Operations was accepted and registered in the name of a Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued an “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  On May 12, 2006, after failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued an order for “Immediate Suspension of All Activities.”  Our ability to drill or mine the 36 acre pit on the Searchlight Gold Project has been suspended by the BLM, at this time, as the result of the order.  An appeal of the BLM’s order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the order for “Immediate Suspension of All Activities” in effect.  The order effectively covered all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

In the third quarter of 2008, we submitted a new Plan of Operations to the BLM substantially similar to the original Plan of Operations, which includes a request to drill eighteen holes on the project area and to mine a 36 acre mining pit.  On August 27, 2008, the BLM notified us that they had certain questions and needed some clarifications to the Plan of Operations that we submitted.  These issues included clarifying the equipment to be used in the operations, any chemicals that may be used, location of and total amount of mined material as well as intention of crushed rock that will be hauled off-site.  The BLM also requested clarification on any differences between our new Plan of Operations and the one previously obtained by Mr. Matheson’s affiliate.  The BLM also advised that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  Hence, the recovery of the reclamation bond is uncertain and therefore we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

On October 10, 2008, we received a comment letter from the BLM regarding the Notice of Intent, which included a request to clarify the exact depth of each drill hole, whether the drill holes will be cased to prevent internal caving, the length of time each drill hole will remain open, a revised reclamation cost estimation and a minor revision to one of the maps.  On October 22, 2008, we responded to these comments and submitted an amended Notice of Intent with the BLM.  On December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby Area of Critical Environmental concern (ACEC); and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

On January 13, 2009, we filed a Notice of Appeal of the BLM’s decision regarding the closing of our Notice of Intent, and, thereafter, submitted a statement of reasons relating to the appeal, which supports our case that we should be allowed to obtain our desired drilling permits through a Notice of Intent, as opposed to a Plan of Operations, even considering the Searchlight Project’s proximity to the ACEC.  Should we be unsuccessful with our appeal, we will prepare and submit a new Plan of Operations taking into account the Desert Tortoise issue.  The new Plan of Operations to the BLM would include a request to drill eighteen holes on the project area.

There is no regulatory time frame for the BLM to review our Plan of Operation.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

Whether we obtain an approved Notice of Intent or Plan of Operations, our work on the project site will be limited to the scope within the Notice of Intent or Plan of Operations.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.  We do not believe these added requirements will have a material adverse impact on our  plan of operations for the Searchlight Gold Project.  There is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

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

Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Uncertainties as to the metallurgical amenability of any minerals discovered may not warrant the mining of these minerals on the basis of available technology.  Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as:

•	encountering unusual or unexpected formations;

•	environmental pollution;

•	personal injury and flooding;

•	decrease in recoverable reserves due to lower precious and base metal prices; and

•	changing environmental laws and regulations.

If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down on our investment in such property interests on our financial statements.  Further, we may become subject to liability for such hazards, including pollution and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time, we have no coverage to insure against these hazards.  Such a write-down or the payment of such liabilities may have a material adverse effect on our financial position.

Our industry is highly competitive, mineral lands are scarce and we may not be able to obtain quality properties.

In addition to us, many companies and individuals engage in the mining business, including large, established mining companies with substantial capabilities and long earnings records.  There is a limited supply of desirable mineral lands available for claim staking, lease, or acquisition in the United States and other areas where we may conduct exploration activities.  We may be at a competitive disadvantage in acquiring mining properties since we must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.  Mineral properties in specific areas which may be of interest or of strategic importance to us may be unavailable for exploration or acquisition due to their high cost or they may be controlled by other companies who may not want to sell or option their interests at reasonable prices.  In addition, the Clarkdale slag pile is a finite, depleting asset.  Therefore, the life of the Clarkdale Slag Project will be finite, if it is ever developed to the point of economic feasibility.  Our long-term viability depends upon finding and acquiring new resources from different sites or properties.  There can be no assurances that the Clarkdale Slag Project will become economically viable, and if so, that we will achieve or obtain additional successful economic opportunities.

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

We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws.  If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater.  Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

•	water discharge will have to meet drinking water standards;

•	dust generation will have to be minimal or otherwise remediated;

•	dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

•	an assessment of all material to be left on the surface will need to be environmentally benign;

•	ground water will have to be monitored for any potential contaminants;

•	the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

•	there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

Our exploration operations are regulated by both Federal and State environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation.  These regulations will impose operating costs on us.  If the regulatory environment for our operations changes in a manner that increases the costs of compliance and reclamation, then our operating expenses may increase.  This would result in an adverse effect our financial condition and operating results.

Compliance with environmental quality requirements and reclamation laws imposed by Federal, State and local governmental authorities may:

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

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of ours and yours and we only have one independent board member.

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals Corp., one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring is the sole independent members of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests of those of our management or their affiliates.  These could include:

•	competing for the time and attention of management;

•	potential interests of management in competing investment ventures; and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

Although we only have one independent director, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  Except as set forth above, we do not have any formal policies or procedures for the review, approval or ratification of related party transactions and management has not developed any formal process for resolving any actual or potential conflicts of interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

Because our management does not have formal training specific to the technicalities of mineral exploration, there may be a higher risk that our business will fail.

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

Mineral, and base and precious metal prices are volatile and declines may have an adverse effect on our share price and business plan.

The market price of minerals is extremely volatile and beyond our control.  Basic supply/demand fundamentals generally influence gold prices.  The market dynamics of supply/demand can be heavily influenced by economic policy.  Fluctuating metal prices will have a significant impact on our results of operations and operating cash flow.  Furthermore, if the price of a mineral should drop dramatically, the value of our properties which are being explored or developed for that mineral could also drop dramatically and we might not be able to recover our investment in those properties.  The decision and investment necessary to put a mine into production must be made long before the first revenues from production will be received.  Price fluctuations between the time that we make such a decision and the commencement of production can completely change the economics of the mine.  Although it is possible for us to protect against some price fluctuations by entering into derivative contracts (hedging) in certain circumstances, the volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can eliminate.

If the price of base and precious metals declines, our financial condition and ability to obtain future financings will be impaired.

The price of base and precious metals is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of base and precious metals to decrease include the following:

•	sales or leasing of base and precious metals by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	speculative trading;

•	decreased demand for base and precious metals in industrial, jewelry and investment uses;

•	high supply of base and precious metals from production, disinvestment, scrap and hedging;

•	sales by base and precious metals producers, foreign transactions and other hedging transactions; and

•
devaluing local currencies (relative to base and precious metals prices in U.S. dollars) leading to lower production costs and higher production in certain major base and precious metals producing regions.

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

We have restated certain items on our consolidated balance sheets and statements of operations.  On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the acquisition of the mineral claims making up the Searchlight Gold Project and for the computation of deferred tax liability assumed in the acquisition; and (ii) the Clarkdale Slag Project has been restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. (“Transylvania”).  Our statement of operations for the year ended December 31, 2005, has been restated to reclassify other comprehensive income as discontinued operations and to reflect income tax benefit related to the acquisition accounting for the Searchlight Claims and the Clarkdale Slag Project.  Our statement of operations for the year ended December 31, 2006 has been restated to reclassify foreign currency translation adjustments as general and administrative expenses and to reflect income tax benefit related to the acquisition accounting for Searchlight Claims.  Our consolidated statement of operations for the year ended December 31, 2007, has been restated to reflect the recomputation of the income tax benefit related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project.  There was no other impact on the results of operations.  Our consolidated statement of operations for the period from inception to December 31, 2007 has been restated to reflect the cumulative totals impacted by the 2005, 2006 and 2007 restated amounts, as well as to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.  Related to these issues, our balance sheets for the periods ended December 31, 2005, 2006 and consolidated balance sheet for 2007 have been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.  Details regarding the restatement and its underlying circumstances are discussed in the Explanatory Notes in Notes 1, 3, 4 and 16 of the Notes to the consolidated financial statements included in this report.  As a result of the events described above, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

We identified material weaknesses in our internal control over financial reporting and concluded that such controls were not effective.  If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.  We can provide no assurance that we will at all times in the future be able to report that our internal control is effective.

As a registrant under the Exchange Act and a public company, we are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

Based on the restatements described above, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the three month period ended March 31, 2008, which resulted in the restatements described above.  Although management does not anticipate making any further restatements to the financial statements for the periods ended June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weakness in internal control over financial reporting.  The control deficiencies generally relate to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles.  Such complex transactions include capital asset acquisitions and accounting for income taxes.  At this time, management has remediated all of our deficiencies in internal controls which, in management’s judgment, represented material weakness in internal control over financial reporting.

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

Our board of directors has the power to issue additional shares of common stock without stockholder approval.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder.  In addition, such stock issuances might result in a reduction of the per share book value of our common stock.

We do not currently have an authorized class of preferred stock.  However, we intend to submit a proposal to our stockholders to authorize a class of up 40,000,000 shares of preferred stock, and have filed a preliminary proxy statement with the SEC to that effect.  There can be no assurances that our stockholders will approve the proposed authorization of a class of preferred stock.

The proposed class of preferred stock is commonly known as “blank check” preferred stock.  The preferred stock may be issued from time to time in one or more series, and the Board of Directors, without further approval of our stockholders, would be authorized to fix the relative rights, preferences, privileges and restrictions applicable to each series of preferred stock.  Such shares of preferred stock, if and when issued, may have rights, powers and preferences superior to those of our common stock.  Although there are no current plans, commitments or understandings, written or oral, to issue any preferred stock, in the event of any issuances, the holders of common stock will not have any preemptive or similar rights to acquire any preferred stock.

The proposed class of preferred stock could, under certain circumstances, have an anti-takeover effect.  For example, in the event of a hostile attempt to take over control of us, it may be possible for us to endeavor to impede the attempt by issuing shares of preferred stock, thereby diluting or impairing the voting power of the other outstanding shares of common stock and increasing the potential costs to acquire control of us.  The proposed class of preferred stock therefore may have the effect of discouraging unsolicited takeover attempts, thereby potentially limiting the opportunity for our stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.  The proposed class of preferred stock may have the effect of permitting our current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of our business.

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

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price;

•	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;

•	the liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 1B.         Unresolved Staff Comments

By letter dated March 5, 2009, the SEC’s Division of Corporation Finance provided us with comments relating to our pending Registration Statement on Form S-1/A (File No. 333-132929) and also with respect to our prior periodic reports filed under the Exchange Act and this Report on Form 10-K.  The SEC’s comments principally relate to a number of issues relating to us, including:

•	our business operations,

•	our financial statements,

•	transactions with related persons,

•	our management,

•	executive compensation, and

•	principal stockholders.

In addition, the SEC’s letter has requested that we file amendments to certain of our prior periodic reports in order to respond to the SEC’s comments, which include a restatement of certain of our financial statements included in such prior periodic reports.

We have included certain updates to our disclosure in this Report in order to respond to portions of the letter which relate to this Form 10-K.  Further, we intend to respond to the letter by filing an amendment to the Registration Statement and by submitting a corresponding response to the comment letter.  We believe that our disclosures and responses were appropriate, although we may receive additional comments from the SEC and be required to provide any such further comments.

Item 2.            Properties

We currently rent the office space for our corporate headquarters at the current rate of $4,900 on a month-to-month basis from Horizon View, LLC (formerly Burnett & Williams, LLC), a Nevada limited liability company.  The office space, located at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052, consists of approximately 1,150 square feet.

We have a month-to month rental agreement with Clarkdale Arizona Central Railroad.  We receive rental income of $1,700 per month.

We rent a commercial building space to two tenants.  The rental arrangements for both tenants stem from expired leases and are currently on a month-to-month basis.  We receive rental income under these agreements totaling $1,277 per month.

We hold title to the following real properties located in Clarkdale, Arizona which constitute the Clarkdale Slag Project:

Location	Yavapai County Assessor/	Description of Property
Parcel No.
Clarkdale, Arizona	400-01-007E 400-02-001 400-01-007F 400-05-017D 400-06-001Y 400-05-006A 400-06-002C 400-05-013F 400-05-013G 400-05-001E 400-05-001F	Parcels of vacant land comprising approximately 600 acres
919 Main Street, Clarkdale, Arizona	400-03-158	Commercial building
Clarkdale, Arizona	Parcel I	Lots 1 and 2, Block 44, town of Clarkdale according to the plat of record in Book 5 of Maps, page 85, records of Yavapai County, Arizona.
Clarkdale, Arizona	Parcel II	A portion of the Northeast quarter of Section 20, Township 16 North, Range 3 East of the Gila and Salt River Base and Meridian, Yavapai County, Arizona
Clarkdale, Arizona	Parcel III
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

We entered into a lease on August 25, 2004 with the Town of Clarkdale, Arizona.  We provide approximately 60 acres of land to the Town of Clarkdale for disposal of Class B effluent.  We have a first right to purchase up to 46,000 gallons per day of the effluent for its use at 50% of the potable water rate.  In addition, if Class A effluent becomes available, we may purchase the Class A effluent at 75% of the potable water rate.  The term of the lease is five years with a one year extension available.  At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, we have a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

Effluent is water that is reclaimed from a wastewater treatment process to remove toxins.  The classifications of reclaimed effluent ranging from A+ (the best) to C (the worst), are indicative of the level of treatment that has been performed on the effluent.  Treated effluents under all of these classifications may be reused, within defined parameters.  The classifications determine what direct reuse is permitted for that effluent.  Currently, no class of treated effluent may be used for direct human consumption.  Based on the classification, reclaimed water may be used for dust control, agricultural irrigation, livestock watering, landscape irrigation, and human contact.  Water quality criteria include standards regulating turbidity, fecal coliform bacteria, enteric viruses and other pathogenic organisms, and mean concentration of total nitrogen.  The Town of Clarkdale has obtained an Aquifer Protection Permit to discharge the Class B effluent on to our property.  The water is discharged through a sprinkler system onto the ground, where it percolates down through to the underlying aquifer.

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2008
Fourth Quarter	$2.45	$1.35
Third Quarter	3.00	1.72
Second Quarter	3.30	1.88
First Quarter	4.18	2.25
Year Ended December 31, 2007
Fourth Quarter	3.25	1.65
Third Quarter	3.40	2.60
Second Quarter	4.00	2.80
First Quarter	4.35	3.10

On March 12, 2009, the closing sale price on the OTCBB for the common stock was $2.16, as reported on the website of the NASDAQ Stock Market.  As of March 12, 2009, there were approximately 172 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 106,354,691 outstanding shares of common stock.

Dividend Policy

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A (C)
Equity compensation plans approved by security holders	314,593	$1.61	3,685,407
Equity compensation plans not approved by security holders	3,245,700	$0.96	-
TOTAL	3,560,293	$1.02	3,685,407

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2008 and the first quarter of 2009:

On December 31, 2008, we issued 7,346 shares of our common stock and options to purchase up to 7,347 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.45 per share with respect to the 7,346 shares, and an exercise price of $2.45 per share with respect to the 7,347 stock options, each being the closing price of our common stock on December 31, 2008, the last trading day of the fourth quarter of 2008.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On January 13, 2009, we issued 400,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share  These securities were issued pursuant to Section 4(2) of the Securities Act.

On February 10, 2009, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.            Selected Financial Data

The following statements of operations data for fiscal years 2006, and consolidated statement of operations for 2007 and 2008 and consolidated balance sheet data for fiscal years 2007 and 2008 have been derived from our consolidated financial statements and related notes which have been audited by Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation for the years ended December 31, 2006, 2007 and 2008, and are included elsewhere in this document.  The statements of operations data for fiscal years 2005 and 2004, and the balance sheet data for fiscal years 2004, 2005 and 2006 have been derived from our financial statements and related notes not included in this report.  The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year ended December 31,

	2008		2007 (Restated)		2006 (Restated)		2005 (Restated)		2004

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Expenses		5,141,957		3,650,734		3,736,079		1,721,777		590,462

Loss from operations		(5,141,957)		(3,650,734)		(3,736,079)		(1,721,777)		(590,462)

Net loss		(3,128,386)		(2,221,818)		(2,540,978)		(1,201,424)		(590,462)

Basic and diluted loss per share		(0.03)		(0.02)		(0.04)		(0.02)		(0.01)

Balance Sheet Data	Year Ended December 31,

	2008	2007 (Restated)	2006 (Restated)	2005 (Restated)	2004
Cash	$7,055,591	$12,007,344	$3,684,248	$705,856	$295

Working capital (deficiency)	5,885,930	11,105,436	2,207,177	(472,267)	(1,685,366)

Total assets	167,479,633	160,132,878	12,243,481	4,329,415	1,644

Total liabilities	53,875,501	53,932,202	2,443,637	1,629,063	1,685,661

Total stockholders’ equity (deficit)	113,604,132	106,200,676	9,799,844	2,700,352	(1,684,017)

Long-term debt, including current portion	2,217,847	2,420,660	-	-	-

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis may contain forward-looking statements based on assumptions about our future business.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this report.

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2008.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Executive Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects.  Our business is presently focused on our two mineral projects: (i) the Clarkdale Slag Project, located in Clarkdale, Arizona, which is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona; and (ii) the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Clarkdale Slag Project

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  During 2008 and the first quarter of 2009, we have been executing our plan of operation on the Clarkdale Slag Project which includes the completion and operation of the first production module.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material.  The production module, which is now in the testing and start-up phase, is expected to process between 100 and 250 tons per day of slag material.

On June 17, 2008, we received a Certificate of Occupancy for the laboratory facilities located within the module building, allowing our chemists to conduct immediate, on-site analyses of leaching results to further optimize the metals extraction process.  On August 8, 2008, we received a Certificate of Occupancy for the module building, allowing us to operate the grinding, leaching, filtering and resin extraction equipment within the module building.  On December 30, 2008, we received a Certificate of Occupancy for the electrowinning building, allowing us to operate the copper and zinc electrowinning equipment within the electrowinning building.

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Currently, the installed equipment is being tested, and it is anticipated that this will be followed by the integration of all major equipment components, including the grinding, leaching, filtering and extraction circuits.  Component integration involves the fabrication, installation and connection of the equipment circuits to each other and to the buildings’ centralized electrical, plumbing and air-flow systems.

We incurred delays during the construction of our production module, including delays in receiving large pieces of equipment from manufacturers, engineering related delays due to the complexity of installing the production module equipment in a World War I era module building and the decision to construct a separate building to house the electrowinning equipment after it was determined that the electrowinning equipment would not adequately fit in the module building.  Consequently, the construction timeline for completing the production module was extended by approximately twelve months from what we originally anticipated and there was an approximately 55% increase in costs from what we had originally projected.

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel where we expect that each subsequent module would be comparable in technology, scale and cost to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of developing our initial production module was approximately $12,000,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  We anticipate the feasibility evaluation of the production module to begin during the first half of 2009.

We have budgeted $3,000,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes assembling and operating the production module, performing the feasibility study as well as Phase II expansion preparations.  In the first quarter of 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

We expect that there will be significant financing requirements in order to finance the construction of a full-scale production facility, and cannot assure you that such funding will be available at all or on terms that are reasonably acceptable to us.  If the results from our feasibility study and the results from the operation of the production module do not support a basis for us to proceed with the construction of our proposed, full-scale production facility or we cannot obtain funding at all or on terms that are reasonably acceptable to us, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

Searchlight Gold Project

Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and in the first quarter of 2008, and we approved a continuation of the metallurgical work program with Arrakis.  The goal of this work program is to attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the BLM and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims over-top of the twenty existing 160-acre claims.  We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site. If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.  We do not believe that the inability to “double stake” the entire 3,200 acre site will have a material adverse effect on our operations.

We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future.  First, the validity of the association of the prior locators could always be challenged by the BLM if the BLM believed that the association was not properly assembled or if there were any “dummy locators” (place-holder locators who did not contribute to the association).  Second, if there were a mineral discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery and potentially leave the surrounding 140 acres unavailable for re-staking.  Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre claims, if necessary.  Also, there are additional costs to us due to the fact that we have to maintain two sets of claims.

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as “environmental concern areas.” Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an environmental concern area, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an environmental concern area.  If the BLM decides in the future to designate the Searchlight Project site as an environmental concern area, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims.  Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

The Searchlight Gold Project involves exploration for precious metals on mining claims near Searchlight, Nevada.  We have been engaged in an exploration program on our Searchlight Gold Project since 2005.  The prior owners of the interests in the Searchlight Gold Project had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36 acre pit on our RR304 claim.  Our ability to drill or mine the 36 acre pit on the Searchlight Gold Project has been suspended by the BLM, at this time, as the result of an order for “Immediate Suspension of All Activities” notice issued by the BLM to K. Ian Matheson, one of the prior Searchlight Claim owners, who also was one of our former officers and directors (but remains as a current principal stockholder), and certain of his affiliates (who also were prior Searchlight Claim owners and are currently among our stockholders) covering all projects tied to Mr. Matheson, including the Searchlight Gold Project Plan of Operations, our planned drilling operations and our ability to fulfill our plan of operation with respect to the Searchlight Gold Project.

In the third quarter of 2008, we submitted a new Plan of Operations to the BLM substantially similar to the original Plan of Operations, which includes a request to drill eighteen holes on the project area and to mine a 36 acre mining pit.  On August 27, 2008, the BLM notified us that they had certain questions and needed some clarifications to the Plan of Operations that we submitted.  These issues included clarifying the equipment to be used in the operations, any chemicals that may be used, location of and total amount of mined material as well as intention of crushed rock that will be hauled off-site.  The BLM also requested clarification on any differences between our new Plan of Operations and the one previously obtained by Mr. Matheson’s affiliate.  The BLM also advised that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  Hence, the recovery of the reclamation bond is uncertain and therefore we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

On October 10, 2008, we received a comment letter from the BLM regarding the Notice of Intent, which included a request to clarify the exact depth of each drill hole, whether the drill holes will be cased to prevent internal caving, the length of time each drill hole will remain open, a revised reclamation cost estimation and a minor revision to one of the maps.  On October 22, 2008, we responded to these comments and submitted an amended Notice of Intent with the BLM.  On December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby Area of Critical Environmental Concern (ACEC); and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

On January 13, 2009, we filed a Notice of Appeal of the BLM’s decision regarding the closing of our Notice of Intent, and, thereafter, submitted a statement of reasons relating to the appeal, which supports our case that we should be allowed to obtain our desired drilling permits through a Notice of Intent, as opposed to a Plan of Operations, even considering the Searchlight Project’s proximity to the ACEC.  Should we be unsuccessful with our appeal, we will prepare and submit a new Plan of Operations taking into account the Desert Tortoise issue.  The new Plan of Operations to the BLM would include a request to drill eighteen holes on the project area.

There is no regulatory time frame for the BLM to review our Plan of Operation.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

Whether we obtain an approved Notice of Intent or Plan of Operations, our work on the project site will be limited to the scope within the Notice of Intent or Plan of Operations.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.  We do not believe these added requirements will have a material adverse impact on our plan of operations for the Searchlight Gold Project.  There is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

We have budgeted $200,000 to our twelve month work program for the Searchlight Gold Project.  Our work program is focused on continuing the testing program with Arrakis, including metallurgical tests, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.  We will also focus on our work with the BLM, our consultants and our attorneys to help us obtain approval of the Plan of Operations, containing the necessary permits to execute on our desired drilling program.  The drilling and pre-feasibility program, which we anticipate will include an eighteen-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is expected to commence shortly after receiving the BLM’s approval of the Plan of Operations.

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,900,000.  At January 31, 2008, we had cash reserves in the amount of approximately $6,000,000.  Our cash position at January 31, 2008 exceeds our anticipated minimum 12 month budget of $5,900,000 by approximately $100,000.

Our plan also includes anticipated expenditures of approximately $6,000,000 on Phase II of our Clarkdale Slag Project, subject to funding availability.  Although our current cash position is sufficient to meet our minimum anticipated costs for our development and exploration activities during the next twelve months, we will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,400,000
Legal and Accounting Expenses	$800,000
Consulting Services	$500,000

SUBTOTAL	$2,700,000

Clarkdale Slag Project
Building Rehabilitation	$200,000
Production Module Assembly	$400,000
Production Module Operation	$1,900,000
Feasibility Study	$500,000

SUBTOTAL	$3,000,000

Searchlight Gold Project
Metallurgical Testing and Pre-Feasibility Program	$100,000
Permitting	$100,000

SUBTOTAL	$200,000

TOTAL	$5,900,000

Critical Accounting Policies

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Mineral rights – We capitalize acquisition and option costs of mineral property rights.  The amount capitalized represents fair value of the mineral rights acquired.

We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.”  Upon completion of a bankable feasibility study, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.  If we do not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

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

Exploration costs – Mineral exploration costs are expensed as incurred.

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

Capitalized interest cost – We capitalize interest cost related to development and construction of property and equipment.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations.  On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania.  Our consolidated statement of operations for the period from inception to December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.  Our consolidated statements of operations for the year ended December 31, 2006 have been restated to reclassify foreign currency translation adjustments as general and administrative expenses.  Related to this issue, our consolidated balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

The consolidated statement of operation for the period from January 14, 2000 (date of inception) through December 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, we announced that we were changing our business from biotechnology to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

The consolidated statement of operations for the year ended December 31, 2006, has been restated to reclassify foreign currency translation adjustment as general and administrative expense.  Foreign currency translation adjustment was related to translation of accounts payable assumed as part of our change of business in 2005.  This restatement had the impact of increasing net loss and eliminating other comprehensive loss for the year ended December 31, 2006 by $11,769.  Related to the same issue, the consolidated balance sheet at December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during explorations stage.  Our accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments.  These restatements had the impact of eliminating accumulated other comprehensive loss and increasing accumulated deficit during exploration stage at December 31, 2006 by $121,606.

In addition, we initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of  $127,134.  The Searchlight Gold Project mineral properties have been restated in the financial statements included in this report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance.  The restatement to the balance sheet at December 31, 2006 had the impact of increasing stockholders equity by $3,530,000 and the mineral asset by $4,121,562.  The impact to the statement of operations reflects an income tax benefit obtained of $591,562.

Further, during the second quarter of 2008, we identified certain errors in our previously issued financial statements related to our purchase accounting treatment of the acquisition of the Clarkdale Slag Project and the resultant computation of future deferred income tax liability assumed.  We have restated certain items on our consolidated balances sheets and statements of operations as follows:

•
amounts recorded for the Clarkdale Slag Project on our consolidated balance sheets have been restated to reflect changes to the purchase accounting of the acquisition of Transylvania based on the acquisition agreement and the recomputation of the value of the 12,000,000 warrants issued to Nanominerals and its designates in connection with the assignment of the option for the Clarkdale Slag Project.  The amount recorded for the Clarkdale Slag Project was also affected by the recomputation of the deferred future federal and state income tax liability in connection with our acquisition of the Clarkdale Slag Project.

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

•
our consolidated statement of operations for the three months ended September 30, 2007 has been restated to reclassify related party mineral exploration and evaluation expense not stated separately in previous reports.  There was no change to the underlying expense or results of operations as previously reported.

During the second quarter of 2008, we determined that the acquisition accounting method used in prior periods to record the purchase accounting for the Clarkdale Slag Project was not appropriate for the 2007 acquisition of Transylvania.  The adjustments included revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement.  The overall recorded acquisition purchase consideration was reduced by $7,546,217 with a corresponding reduction in recorded liabilities of $7,546,217.  The recorded liabilities were adjusted, as follows:

•	the recorded current portion (relating to the $30,000 monthly obligation due to VRIC) decreased on the balance sheet by $227,174.

•	the recorded long-term portion (relating to the $30,000 monthly obligation due to VRIC) decreased on the balance sheet by $919,043.

•
the payment due to VRIC (with respect to the date that a feasibility study relating to the Clarkdale Slag Project establishes that the project is economically viable and “bankable,” or the “Project Funding Date”) decreased on the balance sheet by $6,400,000.

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

The restatements had no impact on our cash or cash flows.

A description of the restatements made to our financial statements is provided at Note 16 to the consolidated financial statements included with this report.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31,
	2008	2007	2006
		(restated)	(restated)
Revenue	$-	$-	$-
Operating Expenses	(5,141,957)	(3,650,734)	(3,736,079)
Rental Revenue	35,720	36,410	-
Interest and Dividend Income	203,821	314,331	77,032
Loss on equipment disposition	-	(138)	(4,388)
Income tax benefit	1,777,458	1,080,375	1,122,457
Net Loss	$(3,128,386)	$(2,221,818)	$(2,540,978)

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2008. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2008	2007	2006
		(restated)	(restated)
Mineral exploration and evaluation expenses	$976,974	$1,149,755	$2,024,932
Mineral exploration and evaluation expenses – related party	360,000	360,000	495,000
Administrative – site	1,142,102	513,759	-
General and administrative	2,517,479	1,557,048	1,209,838
General and administrative – related party	83,333	32,421	-
Depreciation	62,069	37,751	6,309
Total Operating Expenses	$5,141,957	$3,650,734	$3,736,079

Operating expenses increased by 40.8% to $5,141,957 during the year ended December 31, 2008 from $3,650,734 during the year ended December 31, 2007 and decreased from $3,736,079 during the year ended December 31, 2006.  Operating expense increased in 2008 compared to the corresponding period in 2007 primarily as a result of increases in general and administrative expenses and site administrative expenses for increased staffing during construction, offset by decreases in mineral exploration and evaluation expenses.  Operating expenses decreased in 2007 compared to the corresponding period in 2006 primarily due to decreases in mineral exploration expenses offset by increases in our general and administrative expenses.  For fiscal 2007 and 2008, mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts at the Clarkdale Slag Project site.

General and administrative expenses increased by 61.7% to $2,517,479 during the year ended December 31, 2008 from $1,557,048 during the year ended December 31, 2007 and 28.7% from $1,209,838 during the year ended December 31, 2006. General and administrative expenses increased during 2008 primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financing, the preparation of our 2007 annual report on Form 10-KSB, the preparation of our registration statement on Form S-1, and legal and accounting fees; and (ii) increased expenses related to the administration of the Clarkdale Slag Project site during construction, which are expected to continue as construction progresses. We anticipate operating expenses to continue to increase if we grow our business operations. General and administrative expenses increased in 2007 primarily as a result of (i) increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania, the completion of our equity financings and the preparation of a registration statement on Form SB-2 and the related amendment on Form S-1; (ii) increased management fees related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were compensation expenses related to stock based compensation of $136,342, $269,286 and $289,094, respectively.  On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”).  Under the terms of the 2007 Plan, as amended on May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan.  On June 15, 2007, our stockholders approved the 2007 Plan. As of December 31, 2008, 314,593 options have been granted under the 2007 Plan with an exercise price ranging from $1.45 to $3.45 per share.

In addition, we incurred $83,333 and $32,421 during the years ended December 31, 2008 and 2007, respectively for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses increased during the year ended December 31, 2008 as compared to 2007 because we did not incur such expenses to such firm prior to the third quarter of 2007. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.

Mineral exploration and evaluation expenses decreased by 15% to $976,974 during the year ended December 31, 2008 from $1,149,755 in the year ended December 31, 2007 and decreased by 76% from $2,024,932 during the year ended December 31, 2006.  Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project during the years ended December 31, 2008 and 2007.

Included in mineral exploration and evaluation expenses were the amounts of $360,000, $360,000 and $495,000 paid in the years ended December 31, 2008, 2007 and 2006, respectively, to Nanominerals (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration and development of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further, we paid $1,142,102 and $513,759 for administrative expenses relating to the Clarkdale Slag Project during the years ended December 31, 2008 and 2007, respectively. The increase in these expenses was attributable to increased activity at the Clarkdale Slag Project site which commenced during the second quarter of 2007.  We did not pay such expenses during the year ended December 31, 2006.

For the year ended December 31, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchase and amounted to approximately $2,123,096 and $1,476,744, respectively. For the year ended December 31, 2007, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $2,123,833.  For the year ended December 31, 2006, we purchased services from one major vendor, Nanominerals, which exceeded more that 10% of total purchases and amounted to approximately $495,000.

Other Income and Expenses

Total other income decreased to $236,113 during the year ended December 31, 2008 from $348,541 during the year ended December 31, 2007 and increased from $72,644 during the year ended December 31, 2006. The decrease in total other income during 2008 primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest. The increase in total other income during 2007 as compared to 2006 was primarily attributable to an increase in interest and dividend income.

During the year ended December 31, 2008, we received incidental rental revenue of $35,720 compared to $36,410 for the same period ended in 2007 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at an average rate of $1,277 per month. The lease arrangements are on a month to month basis with no formal agreements. We did not receive rental revenue during the year ended December 31, 2006.

Income Tax Benefit

Income tax benefit increased by 64.5% to $1,777,458 during the year ended December 31, 2008 from $1,080,375 during the year ended December 31, 2007 and decreased by 3.9% from $1,122,457 during the year ended December 31, 2006.  The increase in income tax benefit from 2007 to 2008 primarily resulted from the increase in exploration stage losses in 2008 from 2007 and the decrease in income tax benefit from 2006 to 2007 primarily resulted from the decrease in exploration stage losses in 2007 from 2006.

Net Loss

The aforementioned factors resulted in a net loss of $3,128,386, or $0.03 per common share, for the year ended December 31, 2008, as compared to a net loss of $2,221,818, or $0.02 per common share, for the year ended December 31, 2007, and a net loss of $2,540,978, or $0.04 per common share, for the year ended December 31, 2006.

As of December 31, 2008, 2007 and 2006, we had cumulative net operating loss carryforwards of approximately $12,479,222, $7,801,699 and $4,779,806, respectively, for federal income tax purposes.  The federal net operating loss carryforwards expire between 2025 and 2028.

We had cumulative state net operating losses of approximately $5,292,772 and $1,795,792 as of December 31, 2008 and 2007, respectively and no material loss carryforwards as of December 31, 2006 for state income tax purposes.  The state net operating loss carryforwards will be expiring between 2013 and 2014.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2008 and 2007, we conducted the following private placements of our securities:

•
On February 7, 2008, we completed two concurrent private placement offerings for gross proceeds of $5,250,000 to non-US persons and to US accredited investors.  A total of 3,281,250 units were issued at a price of $1.60 per unit.  Each unit sold consisted of one share of our common stock and one-half of one share common stock purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.40 per share for a period of two years from the date of issuance.  A total of 80,000 shares of our common stock were issued as commission to agents in connection with these offerings.

•
On January 30, 2008, we received gross proceeds of $2,528,500 and issued an aggregate of 3,890,000 shares of our common stock on the exercise of warrants we issued in January, 2006.  Each warrant entitled the holder to purchase one share of our common stock at a price of $0.65 per share on or before January 18, 2008.  The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to the January 18, 2008 expiration date.

•
On December 26, 2007, we completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at a price of $1.60 per unit for total proceeds of $5,000,000.  Each unit is comprised of one share of our common stock and a purchase warrant to purchase one-half of one share of common stock.  Each whole share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $2.40 per share for a period of two years from the date of issuance.  In addition to issuing the subscribed for units, we issued an additional 156,250 shares of common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited.  Including the shares issued as a commission, we issued an aggregate of 3,281,250 shares of common stock and 1,562,500 share purchase warrants under the private placement.  These securities were issued pursuant to the provisions of Regulation S of the Securities Act.

•	On August 9, 2007, we issued 400,000 shares of common stock from the exercise of warrants, at an exercise price of $0.65 per share, resulting in cash proceeds of $260,000.

•
On March 22, 2007, we completed a private placement of 2,226,161 units of our securities resulting in gross proceeds of $6,678,483.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants issued to subscribers of the offering are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  In connection with the private placement, D&D Securities Company, the agent, received a fee of $525,386 and warrants to purchase 75,175 shares of common stock at an exercise price of $4.50 per share for a period of two years from the closing of the private placement.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.

•
On February 23, 2007, we completed a private placement of 575,000 units of our securities resulting in aggregate gross proceeds of $1,725,000.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  We paid commissions to the agents in connection with the private placement of $111,100 and warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.

•
Also, on February 23, 2007, we completed a private placement of 4,520,666 units of our securities resulting in aggregate gross proceeds of $13,562,002.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  We paid commissions to the agents in connection with the private placement of $381,990 and warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.

These agreements do not include contractual penalty provisions for failure to comply with these registration rights provisions.  Further, we are not a party to any other agreements which require us to pay liquidated damages in the future for failure to register securities for sale.

Working Capital

The following is a summary of our working capital at December 31, 2008, 2007 and 2006:

	At December 30, 2008	At December 31, 2007 (restated)	At December 31, 2006 (restated)
Current Assets	$7,307,005	$12,200,133	$3,790,483
Current Liabilities	(1,421,075)	(1,094,697)	(1,583,306)
Working Capital	$5,885,930	$11,105,436	$2,207,177

As of December 31, 2008, we had an accumulated deficit of $13,356,482. As of December 31, 2008, we had working capital of $5,885,930, compared to working capital of $11,105,436 as of December 31, 2007.  The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by the completion of our private placements in 2008.  Cash was $7,055,591 as of December 31, 2008, as compared to $12,007,344 as of December 31, 2007.  Property and equipment increased to $13,132,282 as of December 31, 2008 from $5,064,460 as of December 31, 2007.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

Included in long-term liabilities in the accompanying consolidated financials statements is a balance of $50,455,361 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007 (restated)
Cash Flows used in Operating Activities	$(4,382,549)	$(3,358,558)
Cash Flows used in Investing Activities	(8,129,892)	(14,347,827)
Cash Flows provided by Financing Activities	7,560,688	26,029,481
Net (Decrease) Increase in Cash During Period	$(4,951,753)	$8,323,096

Net cash used in operating activities.  Net cash used in operating activities increased to $4,382,549 during the year ended December 31, 2008 from $3,358,558 during the year ended December 31, 2007.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,777,458.

Net cash used in investing activities.  We used $8,129,892 in investing activities during the year ended December 31, 2008, as compared to $14,347,827 during the year ended December 31, 2007.  The decrease in the year ended December 31, 2008 was primarily a result of the payment to Verde River Iron Company (“VRIC”), an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, during the year ended December 31, 2007, offset by property and equipment purchases of $7,949,722 relating to the Clarkdale Slag Project during the year ended December 31, 2008.

Net cash provided by financing activities.  Net cash provided by financing activities was $7,560,688 for the year ended December 31, 2008 compared to $26,029,481 for the year ended December 31, 2007.  Net cash provided by financing activities during the year ended December 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $180,170 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities during the year ended December 31, 2007 primarily resulted from the receipt of $26,813,817 from the gross proceeds of private placements of our securities.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,900,000.  As of January 31, 2008, we had cash reserves in the amount of approximately $6,000,000.

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project.  Although our current cash position is sufficient to meet our minimum anticipated costs for our development and exploration activities during the next twelve months, we will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2008:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

Long-term obligation	$360,000	$720,000	$720,000	$1,140,000	$2,940,000
Capital lease obligation	26,401	41,802	-	-	68,203

Total	$386,401	$761,802	$720,000	$1,140,000	$3,008,203

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the fiscal year beginning January 1, 2009.  Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes.  We do not currently have a benefit pension or any post-retirement benefit plans and we have determined that the adoption of this statement will have little or no effect on the our consolidated financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method.  EITF 08-6 is effective for the fiscal year beginning January 1, 2009 and is to be applied prospectively.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position or results of operations.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  EITF 07-5 is effective for the fiscal years beginning January 1, 2009.  Early adoption for an existing instrument is not permitted.  We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133.  Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14.  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate.  This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component).  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented.  We do not currently have convertible debt instruments and we have determined that the adoption of this statement will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”).  FSP 142-3 is effective for the fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date.  We do not expect the adoption of FSP 142-3 to have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.”  However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application.  We have determined that the adoption of this statement will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles.” This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the U.S, Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We are currently evaluating the potential impact, if any, of the adoption of SFAS 162 on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.”  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.  This statement is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the fiscal year beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  We have determined that the adoption of this statement will have little or no effect on our consolidated financial position, results of operations, and disclosures.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $7,055,591 at December 31, 2008 and $12,007,344 at December 31, 2007.  Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 8.            Financial Statements and Supplementary Data

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. Searchlight Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 10, 2009
Bakersfield, California

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
		(restated)
ASSETS

Current assets
Cash	$7,055,591	$12,007,344
Prepaid expenses	251,414	192,789

Total current assets	7,307,005	12,200,133

Property and equipment, net	13,132,282	5,064,460
Mineral properties	16,947,419	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	109,900	183,000

Total non-current assets	160,172,628	147,932,745

Total assets	$167,479,633	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,093,778	$849,910
Accounts payable - related party	108,515	41,974
VRIC payable, current portion - related party	194,756	179,830
Capital lease payable, current portion	24,026	22,983

Total current liabilities	1,421,075	1,094,697

Long-term liabilities
VRIC payable, net of current portion - related party	1,958,774	2,153,530
Capital lease payable, net of current portion	40,291	64,317
Deferred tax liability	50,455,361	50,619,658

Total long-term liabilities	52,454,426	52,837,505

Total liabilities	53,875,501	53,932,202

Commitments and contingencies - Note 11	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 105,854,691 and 96,865,391 shares,
respectively, issued and outstanding	105,854	96,865
Additional paid-in capital	126,854,760	116,223,907
Common stock subscribed	-	108,000
Accumulated deficit during exploration stage	(13,356,482)	(10,228,096)

Total stockholders' equity	113,604,132	106,200,676

Total liabilities and stockholders' equity	$167,479,633	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				January 14, 2000
				(Date of Inception)
	For the Year Ended	For the Year Ended	For the Year Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
		(restated)	(restated)

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	976,974	1,149,755	2,024,932	5,038,684
Mineral exploration and evaluation
expenses - related party	360,000	360,000	495,000	1,215,000
Administrative - Clarkdale site	1,142,102	513,759	-	1,655,861
General and administrative	2,517,479	1,557,048	1,209,838	6,118,169
General and administrative - related party	83,333	32,421	-	115,754
Depreciation	62,069	37,751	6,309	107,079

Total operating expenses	5,141,957	3,650,734	3,736,079	14,250,547

Loss from operations	(5,141,957)	(3,650,734)	(3,736,079)	(14,250,547)

Other income (expense):
Rental revenue	35,720	36,410	-	72,130
Loss on equipment disposition	-	(138)	(4,388)	(4,526)
Interest expense	(3,428)	(2,062)	-	(5,490)
Interest and dividend income	203,821	314,331	77,032	595,184

Total other income (expense)	236,113	348,541	72,644	657,298

Loss before income taxes	(4,905,844)	(3,302,193)	(3,663,435)	(13,593,249)

Income tax benefit	1,777,458	1,080,375	1,122,457	4,379,935

Loss from continuing operations	(3,128,386)	(2,221,818)	(2,540,978)	(9,213,314)

Discontinued operations:
Loss from discontinued operations	-	-	-	(4,143,168)

Net loss	$(3,128,386)	$(2,221,818)	$(2,540,978)	$(13,356,482)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.04)

Net loss	$(0.03)	$(0.02)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	104,338,284	88,942,414	62,057,693

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-	-	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387
Loss from discontinued operations
Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants
in consideration of joint venture
option (restated, see Note 16)	-	-	1,310,204	-	-	1,310,204

Issuance of common stock for
20 mining claims (restated, see Note 16)	1,400,000	1,400	488,600	-	-	490,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss (as previously reported)	-	-	-	-	(1,601,069)	(1,601,069)

Restatement for deferred tax benefit
related to mineral properties acquisition	-	-	-	-	399,645	399,645

Balance, December 31, 2005 (restated)	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock
for mining claims (restated, see Note 16)	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006 (restated)	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for
182,946 shares of common stock
to three officers, two employees and
a consultant	-	-	220,194	-	-	220,194

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued
to employee and officer over
vesting period	-	-	13,092	-	-	13,092

Issuance of common stock
for mining claims (restated, see Note 16)	1,400,000	1,400	4,506,600	-	-	4,508,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock
related to exercise of warrants	400,000	400	259,600	-	-	260,000

Common stock subscribed for
exercise of warrants and options	-	-	-	90,000	-	90,000

Issuance of common stock
for directors' compensation	6,314	6	17,994	-	-	18,000

Issuance of common stock
related to exercise of options	400,000	400	99,600	-	-	100,000

Issuance of common stock for cash
Reg. S - Private Placement,
$1.60 per share	3,125,000	3,125	4,996,875	-	-	5,000,000

Issuance of common stock as
commission in connection with
foreign offering	156,250	156	(156)	-	-	-

Common stock subscribed for
directors' compensation	-	-	-	18,000	-	18,000

Capitalization of Phage related
party liability to equity	-	-	742,848	-	-	742,848

Net loss December 31, 2007	-	-	-	-	(2,221,818)	(2,221,818)

Balance, December 31, 2007 (restated)	96,865,391	96,865	116,223,907	108,000	(10,228,096)	106,200,676

Issuance of common stock
for cash, $0.65 per share
from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock
for cash Reg. S - Private
Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock
for cash Reg. D - Private
Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common
stock as commission
in connection with
foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options
issued to officer over
vesting period	-	-	859	-	-	859

Issuance of common stock
for cash, $0.25 per share
exercise of nonemployee stock options	200,000	200	49,800	(25,000)	-	25,000

Issuance of common stock
for directors' compensation	11,768	11	35,989	(18,000)	-	18,000

Issuance of common stock
for mining claims	1,400,000	1,400	2,630,600	-	-	2,632,000

Effect of modification of stock options
issued to an employee	-	-	36,457	-	-	36,457

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Common stock subscribed
for directors' compensation	-	-	-	18,000	-	18,000

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Issuance of common stock
for directors' compensation	18,936	19	35,981	(18,000)	-	18,000

Amortization of stock options
issued to director over
vesting period	-	-	19,149	-	-	19,149

Issuance of common stock
for directors' compensation	7,346	7	17,993	-	-	18,000

Issuance of stock options
for directors' compensation	-	-	7,877	-	-	7,877

Net loss December 31, 2008	-	-	-	-	(3,128,386)	(3,128,386)

Balance, December 31, 2008	105,854,691	$105,854	$126,854,760	$-	$(13,356,482)	$113,604,132

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended			through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,128,386)	$(2,221,818)	$(2,540,978)	$(13,356,482)
Deduct: Loss from discontinued operations	-	-	-	(4,143,168)
Loss from continuing operations	(3,128,386)	(2,221,818)	(2,540,978)	(9,213,314)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	62,069	37,751	6,309	107,079
Stock based expenses	136,342	269,286	289,094	1,094,504
Loss on disposition of fixed assets	-	138	4,388	5,875
Amortization of prepaid expense	183,913	170,413	-	354,326
Allowance for bond deposit recovery	180,500	-	-	180,500
Changes in operating assets and liabilities:
Other current assets	(242,538)	(256,967)	(106,235)	(605,740)
Other assets	(107,400)	40	(2,540)	(290,400)
Accounts payable and accrued liabilities	310,409	(277,026)	420,183	476,735
Deferred income taxes	(1,777,458)	(1,080,375)	(1,122,457)	(4,379,935)

Net cash used in operating activities	(4,382,549)	(3,358,558)	(3,052,236)	(12,270,370)
Net cash used in operating activities from discontinued operations	-	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(200,000)	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	-	(130,105)	-	(130,105)
Capitalized interest	(180,170)	(162,173)	-	(342,342)
Purchase of property and equipment	(7,949,722)	(4,155,549)	(25,748)	(12,147,104)

Net cash used in investing activities	(8,129,892)	(14,347,827)	(225,748)	(23,496,685)
Net cash used in investing activities from discontinued operations	-	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,763,500	26,813,817	6,271,376	43,539,501
Stock issuance costs	-	(677,570)	-	(677,570)
Principal payments on capital lease payable	(22,982)	(28,939)	(15,000)	(51,921)
Principal payments on deferred purchase liability	(179,830)	(167,827)	-	(347,658)
Proceeds from subscribed stock	-	90,000	-	360,000

Net cash provided by financing activities	7,560,688	26,029,481	6,256,376	42,822,352
Net cash provided by financing activities from discontinued operations	-	-	-	3,384,236

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,951,753)	8,323,096	2,978,392	7,055,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	705,856	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,055,591	$12,007,344	$3,684,248	$7,055,591

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended			through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008
		(restated)	(restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$3,428	$2,062	$-	$56,241

Income Taxes Paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$444,690	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$2,632,000	$4,508,000	$3,530,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,628,188	$-	$2,628,188

Net deferred tax liability assumed	$1,613,161	$50,839,702	$1,614,147	$55,197,465

Merger option payment applied to the acquisition	$-	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$-	$1,200,000

Capitalization of related party liability to equity	$-	$742,848	$-	$742,848

Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$-	$-	$72,000

Stock issued for compensation
50,000 shares at $2.06	$-	$-	$103,000	$103,000

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

Going concern - The Company incurred cumulative net losses of $13,356,482 from operations as of December 31, 2008 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (CML) and Clarkdale Metals Corp. (CMC).  Significant intercompany accounts and transactions have been eliminated.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $180,170 and $162,173 for the years ended December 31, 2008 and 2007, respectively.

Exploration costs – Mineral exploration costs are expensed as incurred.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2008 exploration progress on these properties is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Reclassifications – Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2008, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 23,418,739, 25,352,207 and 27,196,773, respectively.

Expenses of Offering – The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

For acquired properties that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98-03 (“EITF 98-03”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

New accounting pronouncements – In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year beginning January 1, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The Company does not currently have a benefit pension or any post-retirement benefit plans and the Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position or results of operations.

 In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial position or results of operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied retrospectively to all periods presented.  The Company does not currently have convertible debt instruments and the Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The adoption of this statement has had no material effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (“SFAS 141(R)”), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. This statement will impact how the Company accounts for future business combinations and the Company’s future consolidated financial position, results of operations and cash flows.

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

Correction of an error – in the 2007 and prior financial statements

Searchlight Mining Claims – (See Note 4) – The Company restated the Searchlight Mining Claims as of December 31, 2007. The restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – (See Note 3, 6 and 16) – The Company has determined that the acquisition should be accounted for using accounting treatment defined in EITF 98-03 and EITF 98-11, together with applicable sections of SFAS 141 which are not covered in EITF 98-03 and EITF 98-11.  The Company’s initial and continuing estimates of probability with respect to certain contingent payment terms were in error.  Subsequent to December 31, 2007, the company determined that certain terms with respect to future payments should have been recorded as contingent consideration and not recorded as purchase consideration with a corresponding liability. In accordance with SFAS 141, contingent consideration should only be recorded as a liability if it is determinable beyond a reasonable doubt. In assessing the future payments related to the acquisition, the Company determined that treatment of the terms as beyond a reasonable doubt was not appropriate. As a result, the amounts previously recorded as a liability have now been disclosed as contingent consideration.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company determined that acquisition accounting method used in prior periods with respect to warrants issued in connection with the assignment of the original Slag Project option was not appropriate and has restated the purchase accounting to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in a decrease in recorded purchase consideration of $7,546,217, offset by an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481, (including related deferred tax liability assumed of $608,277) which was computed based on private placement stock price at the time the warrants were issued.  The related deferred tax liability assumed for the acquisition of the project decreased by $4,121,755.  The adjustment also included capitalization of imputed interest of $162,173 to property and equipment. The original terms of the underlying purchase agreement were unchanged and this adjustment had no effect on the agreement.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Furniture and fixtures	$35,813	$34,694
Lab equipment	2,804	2,804
Computers and equipment	50,253	32,594
Income property	309,750	309,750
Construction in progress	12,289,996	4,408,796
Capitalized interest	342,343	162,173
Vehicles	38,175	38,175
Site equipment	168,949	119,203
	13,238,083	5,108,189
Less accumulated depreciation	105,801	43,729

	$13,132,282	$5,064,460

Depreciation expense was $62,069, $37,751 and $6,309 for the years ended December 31, 2008, 2007 and 2006, respectively.

3.	CLARKDALE SLAG PROJECT

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

Closing of the TI acquisition occurred on February 15, 2007, (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

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

$130,292,777

In accordance with EITF 04-03 paragraph 2 and EITF 98-11 the purchase price of $130 million was allocated to the assets acquired and liabilities assumed, based on their respective fair values at the date of acquisition. The purchase price allocated to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292) and the fair value of the remaining assets acquired and liabilities assumed were based on management’s best estimates taking into account all available information at the time.

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$120,766,877
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CLARKDALE SLAG PROJECT (continued)

Restatement of the 2007 acquisition of the Slag Project - The following table reflects the restated 2007 recorded purchase consideration for the Slag Project:

	2007 As Reported	2007 Restatement Adjustments		2007 As Restated
Purchase price:
Cash payments	$10,100,000	$-		$10,100,000
Joint venture option acquired in 2005 for cash	690,000	-		690,000
Warrants issued in 2005 for joint venture option	-	1,918,481	a	1,918,481
Common stock issued	66,879,375	-		66,879,375
Monthly payments, current portion	395,001	(227,174)	b	167,827
Monthly payments, net of current portion	3,252,403	(919,043)	b	2,333,360
Due to VRIC	6,400,000	(6,400,000)	b	-
Acquisition costs	127,000	-		127,000

Total purchase price	87,843,779	(5,627,736)		82,216,043

Net deferred income tax liability assumed - slag project	52,198,489	(4,121,755)	c	48,076,734

	$140,042,268	$(9,749,491)		$130,292,777

The restatement adjustments are as follows:

a.  Restate valuation of warrants issued using the Binomial Lattice option pricing-model, as explained in Note 9, in connection with the Clarkdale Slag Project option of $1,918,481 (comprising of related deferred tax liability assumed of $608,277 and an increase to stockholders’ equity of $1,310,204) which was computed based on private placement stock price at the time the warrants were issued.
b.  Restate for revision of the acquisition related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
c.  Recomputation of deferred tax liability assumed in mineral property acquisition for effect of restated acquisition costs discussed in items a and b above.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CLARKDALE SLAG PROJECT (continued)

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:	As Reported	Restatement Adjustments	As Restated
Slag project (including net deferred tax liability assumed of $48,076,734)	$130,516,368	$(9,749,491)	$120,766,877
Land - slag pile site	5,916,150	-	5,916,150
Land	3,300,000	-	3,300,000
Income property and improvements	309,750	-	309,750

Net assets acquired	$140,042,268	$(9,749,491)	$130,292,777

4.	MINERAL PROPERTIES - MINING CLAIMS

As of December 31, 2008 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims.

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

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada. As of December 31, 2008, the recovery of the reclamation bond is uncertain, therefore the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

The mining claims are capitalized as tangible assets in accordance with EITF 04-02.  Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	MINERAL PROPERTIES - MINING CLAIMS (continued)

The following table summarizes the changes of mineral properties for the years ended December 31, 2007 and 2008:

Total mineral properties balance, December 31, 2006 (restated)	$5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000
Net deferred income tax liability assumed	2,762,968

Total mineral properties balance, December 31, 2007 (restated)	12,702,258

Share issuance to obtain mineral properties, June 25, 2008	2,632,000
Net deferred income tax liability assumed	1,613,161

Total mineral properties balance, December 31, 2008	$16,947,419

Restatement of the 2007, 2006, and 2005 acquisition of the mineral properties

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Previously Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$577,134	$--		$577,134
Net deferred income tax liability assumed	145,090	97,218	a	242,308

Mineral properties balance, December 31, 2005	722,224	97,218		819,442

Share issuance to obtain mineral properties, July 27, 2006	3,080,000	--		3,080,000
Net deferred income tax liability assumed	446,472	1,085,376	a	1,531,848

Mineral properties balance, December 31, 2006	4,248,696	1,182,594		5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000	--		4,508,000
Net deferred income tax liability assumed	2,762,968	--		2,762,968

Total mineral properties balance, December 31, 2007	$11,519,664	$1,182,594		$12,702,258

The restatement adjustments are as follows:

a.  Recomputation of deferred tax liability assumed for effect of restated Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. Capital lease payable consisted of the following at December 31, 2008 and 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	December 31, 2008	December 31, 2007
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$64,317	$87,300

					64,317	87,300
Capital lease payable, current portion					(24,026)	(22,983)

Capital lease payable, net of current portion					$40,291	$64,317

The following table represents future minimum lease payments on capital lease payable for the years ending December 31,

2009	$26,401
2010	26,401
2011	15,401
2012	--
Thereafter	--

Total future minimum lease payments	$68,203
Imputed interest	(3,886)

Present value of future minimum lease payments	$64,317

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at December 31, 2008 and 2007,

	December 31, 2008	December 31, 2007

Site Equipment	$116,239	$116,239
Accumulated amortization	(46,011)	(16,952)

	$70,228	$99,287

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CLARKDALE ACQUISITION PAYABLE

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

The following table represents future principal payments on VRIC payable for the years ending December 31,

2009	$194,756
2010	210,921
2011	228,427
2012	247,386
2013	267,919
Thereafter	1,004,121

2,153,530

VRIC payable, current portion	194,756

VRIC payable, net of current portion	$1,958,774

The acquisition agreement also contains payment terms which are based on Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 11.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008 the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2008, the Company awarded and issued 3,673 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following material amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010; (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share; (iii) the call provision in the investor warrants is now included in the broker warrants; and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

c)
On September 30, 2008, the Company awarded and issued 5,142 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

d)
On August 26, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 22, 2010.

e)
On June 30, 2008, the Company awarded 4,326 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on September 30, 2008.

f)
On June 25, 2008, the Company issued 1,400,000 million shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 million shares.

g)
On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

h)
On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of February 16, 2009.

i)
On March 31, 2008, the Company awarded 2,670 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $3.37 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

j)
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

k)
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

l)
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

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2007, the Company awarded 3,214 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $2.80 per share and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of December 31, 2007.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

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

c)
On December 13, 2007, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Stock options exercised were for 400,000 shares at $0.25 per share. Each of the stock options was set to expire on November 23, 2010.

d)
On December 12, 2007, the Company received $65,000 for exercise of warrants to purchase 100,000 shares at $0.65 per share.  The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

e)
On September 30, 2007, the Company awarded 3,157 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at the nearest closing date to quarter end of $2.85 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.  The Company issued the shares on November 13, 2007.

f)
On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25 per share.  The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

g)
On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

h)
On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims.  This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

i)
On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following material amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010; (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share; (iii) the call provision in the investor warrants is now included in the broker warrants; and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

j)
On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the United States pursuant to Regulation D of the Securities Act (the “US Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  A portion of the US Offering was sold on a best efforts agency basis.  Commissions paid to agents in connection with the US Offering totaled $381,990 and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, the Company made the following material amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010; (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share; (iii) the call provision in the investor warrants is now included in the broker warrants; and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

k)
Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act (the “February Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following material amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010; (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share; (iii) the call provision in the investor warrants is now included in the broker warrants; and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

l)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

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

Warrants associated with the 2008, 2007 and 2006 equity issuances do not constitute a registration payment arrangement.

During 2005, the Company’s stockholders’ activities consisted of the following:

a)
On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number of common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

b)
On September 7, 2005, the Company issued 5,400,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006.  Total gross proceeds of this offering were $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued.  Each Broker Warrant was exercisable into one common share and one half of one purchase warrant.  Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	STOCKHOLDERS’ EQUITY (continued)

c)
On September 6, 2005, the Company issued 460,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006.  Total gross proceeds of this offering were $115,000.

d)
On September 2, 2005, the Company issued 6,390,000 Units for $0.25 per Unit, where each Unit consisted of one common share and one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements were not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006.  Total gross proceeds of this offering were $1,597,500.  In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued.  Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006.

e)
On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral claims. The Company initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. This issuance has been restated to reflect payments made by issuance of 1,400,000 shares at the market value on the date of issuance of $0.35.

f)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

g)	On June 1, 2005, the Company issued stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option.

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS

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

During the year ended December 31, 2008, the Company granted stock options as follows:

a)
On December 31, 2008, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 7,347 shares of common stock at $2.45 per share. The options ware granted to an independent director for directors’ compensation are fully vested and expire on December 31, 2013.

b)
On October 6, 2008, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 200,000 shares of common stock at $1.45 per share. The options were granted to an independent director, vest 25% each year over a four year period with each tranche expiring five years after the respective vesting period.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

During the year ended December 31, 2006, the Company issued granted stock options as follows:

a)
On June 14, 2006, the Company granted nonqualified stock options for the purchase of 50,000 shares of common stock at $2.06 per share.  The options were granted as a recruitment incentive to an employee and vest 50% on December 14, 2006 and the remaining 50% on June 14, 2007.  The options contained an original expiration date of June 14, 2008 and were subsequently extended on May 30, 2008 to expire on June 14, 2011.

b)
On June 14, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.06 per share.  The options were granted as a recruitment incentive to the Chief Financial Officer and vest 50% on June 14, 2007 and the remaining 50% on June 14, 2008.  The options contain an expiration date of June 14, 2011.

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

e)
On April 7, 2006, the Company granted stock options for the purchase of 120,000 shares of common stock at $1.70 per share.  The options were granted equally to two officers, are fully vested and expire on April 7, 2011.

Expenses for the years ended December 31, 2008, 2007 and 2006 related to vesting and granting of stock options were $27,885, $233,286 and $186,094, respectively and are included in general and administrative expense.  The Company recorded $36,457 in stock option modification expense for one employee during the year ended December 31, 2008. No such stock option modifications occurred before.

Stock options – During the years ended December 31, 2008, 2007 and 2006, the Company granted stock options to employees and directors totaling 207,347, 182,946 and 870,000, respectively, with a weighted average exercise price of $1.49, $2.76 and $2.25 per share, respectively.  As of December 31, 2008 stock options outstanding totaled 3,560,293 with a weighted average exercise price of $1.02 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	3,000,000	$0.35
Options granted and assumed	870,000	2.25
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, December 31, 2006	3,870,000	0.77
Options granted and assumed	182,946	2.76
Options expired	--	--
Options cancelled	--	--
Options exercised	(400,000)	0.25

Balance, December 31, 2007	3,652,946	0.93
Options granted and assumed	207,347	1.49
Options expired	--	--
Options cancelled	--	--
Options exercised	(300,000)	0.25

Balance, December 31, 2008	3,560,293	$1.02

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2008	2007	2006

Dividend yield	--	--	--
Expected volatility	76.59%	76.6%	85%
Risk-free interest rate	1.55% to 3.48%	2.88% to 4.68%	4.89% to 5.08%
Expected life (years)	5 to 9	2 to 5	5

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

For stock options awarded during 2008, the expected volatility is based on the historical volatility levels on our common stock. For stock options awarded prior to 2008, the Company estimated expected volatility using a representative peer group average, because of limited historical equity transactions of the Company.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	--	$--
Options granted	150,000	0.21
Options vested	(25,000)	0.21
Options cancelled	--	--

Unvested, December 31, 2006	125,000	0.21
Options granted	--	--
Options vested	(75,000)	0.21
Options cancelled	--	--

Unvested, December 31, 2007	50,000	0.21
Options granted	200,000	0.79
Options vested	(50,000)	0.21
Options cancelled	--	--

Unvested, December 31, 2008	200,000	$0.79

As of December 31, 2008, there was $138,154 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2009 - $68,640, 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

The following table summarizes information about options granted during the year ended December 31, 2008:

Number of Options Granted During 2008	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
207,347	Equals	$1.49	$1.45 to $2.45	$0.80
--	Exceeds	$--	$ -- to $ --	$--
--	Less Than	$--	$ -- to $ --	$--

207,347	Equals	$1.49	$1.45	$0.80

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the year ended December 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
182,946	Equals	$2.76	$1.75 to $4.04	$0.44
--	Exceeds	$--	$ -- to $ --	$--
--	Less Than	$--	$ -- to $ --	$--

182,946	Equals	$2.76	$1.75 to $4.04	$0.44

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
--	Equals	$--	$ -- to $ --	$--
--	Exceeds	$--	$ -- to $ --	--
870,000	Less Than	$2.25	$1.70 to $2.40	$0.10

870,000	Less Than	$2.25	$1.70 to $2.40	$0.10

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the year ended December 31, 2008 the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

During the year ended December 31, 2008 the Company issued stock options for 207,347 shares of common stock to a director with an exercise price ranging from $1.45 to $2.45 per share.

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

During the year ended December 31, 2007 the Company issued stock options for 182,946 shares of common stock to three officers, two employees and a consultant with a strike price ranging from $1.75 to $4.04 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options/warrants granted during the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(9,731,000)	0.50

Balance, December 31, 2006	20,160,000	0.51
Options/warrants granted and assumed	5,584,708	3.86
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(800,000)	0.45

Balance, December 31, 2007	24,944,708	1.26
Options/warrants granted and assumed	1,847,972	2.30
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(4,190,000)	0.62

Balance, December 31, 2008	22,602,680	$1.11

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CML has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – Lease

CML has a month-to month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial Building – Lease

CML rents commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are month-to-month. Rent under these agreements was on average $1,277 per month.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2008, 2007 and 2006,

	December 31, 2008	December 31, 2007	December 31, 2006

Income tax benefit per financial statements	$(1,864,221)	$(1,254,833)	$(1,278,083)
Non-deductible and other	6,460	4,807	3,294
Change in valuation allowance	80,303	119,193	64,694
Release of valuation allowance related to acquisition	--	--	82,299
Rate change	--	50,458	5,339

Income tax benefit	$(1,777,458)	$(1,080,375)	$(1,122,457)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Deferred income tax assets:

Net operating loss carryforward	$4,742,104	$2,964,646
Option compensation	349,412	324,962
Reclamation bond	68,590	-

Gross deferred income tax asset	5,160,106	3,289,608
Valuation allowance	(403,501)	(323,198)
	4,756,605	2,966,410
Deferred income tax liabilities:

Property, plant & equipment	14,501	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$50,455,361	$50,619,658

A valuation allowance for deferred tax related to option compensation and reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2008 and 2007.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES (continued)

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

The Company had cumulative net operating losses of approximately $12,479,222 and $7,801,699 as of December 31, 2008 and 2007, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2028.

The Company had cumulative net operating losses of approximately $5,292,772 and $1,795,792 as of December 31, 2008 and 2007, respectively for state income tax purposes. The state net operating loss carryforwards will be expiring between 2013 and 2014.

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

The Company and its subsidiary file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statues of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2005. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada.  The lease terms expired in November 2006 and the Company continues to rent the existing space under month-to-month terms for $4,900 per month.

Rental expense, resulting from this operating lease agreement, approximated $58,800, $46,700 and $43,613 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES (continued)

Purchase consideration Clarkdale Slag Project – In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional contingent payments. The acquisition agreement contains payment terms which are based on Project Funding Date as defined in the agreement:

a)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

b)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the net smelter returns (“NSR”) on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000; and,

c)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Advance Royalty shall continue for a period of ten (10) years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end forever.

Industrial development agreement – Road - In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the “Road”). The purpose of the Road is to provide the Company the capability to transport supplies, equipment and products to and from the Slag Project site efficiently and to meet stipulations of the Conditional Use Permit (CUP) for the full production facility at the Clarkdale Slag Project.

The timing of the development of the Road is to be within two years of the effective date of the agreement.  The effective date shall be the later of (i) 30 days from the approving resolution of the agreement by the Council; or (ii) the date on which the Town obtains a connection dedication from separate property owners who have land that will be utilized in construction of the Road; or (iii) the date on which the Town receives the proper effluent permit.  The contingencies outlined in (i), (ii), and (iii) above are beyond control of the Company.

The Company estimates construction of the Road to cost approximately $3,500,000 which will be required to be funded by the Company.  Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans.  Funding for construction of the Road will require obtaining project financing or other significant financing.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. To date, the Company has not experienced a material loss or lack of access to its cash accounts; however no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2008, the Company had deposits in excess of FDIC insured limits in the amount of $6,642,418. Subsequent to year end, the Company placed substantial portion of its cash balances in United States Treasury instruments.

13.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2008, the Company purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $2,123,096 and $1,476,744, respectively.

For the year ended December 31, 2007, the Company purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $2,123,833.

14.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2008, the Company incurred total fees and reimbursement of expenses to NMC of $360,000 and $104,269, respectively. At December 31, 2008, the Company had an outstanding balance due to NMC of $93,940.

For the year ended December 31, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $360,000 and $105,346, respectively. At December 31, 2007, the Company had an outstanding balance due to NMC of $39,730.

For the year ended December 31, 2006, the Company incurred total fees and reimbursements of expenses to NMC of $495,000 and $271,103, respectively. At December 31, 2006, the Company had an outstanding balance due to NMC of $311,863.

During the years ended December 31, 2008 and 2007, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $83,213 and $120, respectively, for the year ended December 31, 2008.  At December 31, 2008, the Company had an outstanding balance due to CMOW of $14,575.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS (continued)

The Company incurred total fees and reimbursement of expenses to CMOW of $31,277 and $1,144, respectively, for the year ended December 31, 2007.  At December 31, 2007, the Company had an outstanding balance due to CMOW of $2,244.

During 2006, the Company did not utilize services of CMOW.

15.	SUBSEQUENT EVENTS

Industrial development agreement – Road - In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the “Road”). Details of the agreement are discussed further in Note 11.

Stock option activity - On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of non-employee stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of non-employee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

On February 16, 2009, stock options for the purchase of 50,000 shares of common stock expired.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS – 2007, 2006, 2005

Searchlight Mining Claims - Mineral properties have been restated to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance.  This restatement had the impact of increasing the mineral properties and additional paid-in capital at December 31, 2006.  Mineral properties also increased at December 31, 2006 for deferred income tax liability assumed.  Changes in amounts are reflected in tabular format as noted below. The December 31, 2007 restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – During the second quarter of 2008, the Company determined that acquisition accounting methods used in prior periods to record the purchase accounting for the Slag Project were not appropriate with respect to contingent consideration and has restated the purchase accounting to reflect the acquisition terms with respect to future payments related to the acquisition and with respect to warrants issued in connection with the assignment of the original Slag Project option.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in a decrease in recorded purchase consideration of $9,749,491, including an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project decreased by $3,255,421.

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through December 31, 2007 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The consolidated statement of operations for the year ended December 31, 2005, has been restated to reclassify $120,708 of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, to discontinued operations. The restatement also reflects the income tax benefit of $399,645 related to mineral property acquisitions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following tables summarize the consolidated balance sheets of the Company as of December 31, 2006 and reconcile the reported amounts to the restated amounts:

Restated 2006 amounts from original filing:

Summarized Consolidated Balance Sheet -	As Originally			As Previously
December 31, 2006	Reported	Adjustments		Restated

Mineral properties	$127,134	$4,121,562	i	$4,248,696
Total assets	5,020,844	4,121,562		9,142,406
Total liabilities	1,583,306	-		1,583,306
Additional paid-in capital	12,898,687	3,530,000	i	16,428,687
Accumulated other comprehensive loss	(121,606)	121,606	d	-
Accumulated deficit during exploration stage	(9,406,774)	469,956	d,e	(8,936,818)
Total stockholders' equity	3,437,538	4,121,562		7,559,100
Total liabilities and stockholders' equity	$5,020,844	$4,121,562		$9,142,406

Restated 2006 amounts updated in the 2007 filing:

Summarized Consolidated Balance Sheet -	As Previously
December 31, 2006	Restated	Adjustments		As Restated

Mineral properties	$4,248,696	$1,182,594	a	$5,431,290
Joint venture and merger option agreements	890,000	1,918,481	b	2,808,481
Total assets	9,142,406	3,101,075		12,243,481
Deferred tax liability	--	860,331	c	860,331
Total liabilities	1,583,306	860,331		2,443,637
Additional paid-in capital	16,428,687	1,310,204	b	17,738,891
Accumulated deficit during exploration stage	(8,936,818)	930,540	d,e	(8,006,278)
Total stockholders' equity	7,559,100	2,240,744		9,799,844
Total liabilities and stockholders' equity	$9,142,406	$3,101,075		$12,243,481

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes the consolidated balance sheet of the Company as of December 31, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
December 31, 2007	As Reported	Adjustments		As Restated

Property and equipment, net	$4,902,287	$162,173	f	$5,064,460
Mineral properties	11,519,664	1,182,594	a	12,702,258
Slag project	130,516,368	(9,749,491)	g	120,766,877
Total assets	168,537,602	(8,404,724)		160,132,878
VRIC payable, current portion	106,303	73,527	g	179,830
Due to VRIC	6,400,000	(6,400,000)	g	-
VRIC payable, net of current portion	3,211,101	(1,057,571)	g	2,153,530
Deferred tax liability	53,875,079	(3,255,421)	c	50,619,658
Total liabilities	64,571,667	(10,639,465)		53,932,202
Additional paid-in capital	114,913,703	1,310,204	g	116,223,907
Accumulated deficit during exploration stage	(11,152,633)	924,537	e	(10,228,096)
Total stockholders' equity	103,965,935	2,234,741		106,200,676
Total liabilities and stockholders' equity	$168,537,602	$(8,404,724)		$160,132,878

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following tables summarize the consolidated statements of operations for the years ended December 31, 2005, 2006 and 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the year ended December 31, 2005	As Reported	Adjustments		As Restated

Loss from operations before income taxes	$(1,721,777)	$-		$(1,721,777)
Income tax benefit	-	399,645	e	399,645
Other comprehensive income	120,708	(120,708)	h	-
Gain from discontinued operations	-	120,708	h	120,708
Net loss	$(1,601,069)	$399,645	e	$(1,201,424)

Restated 2006 amounts from original filing:

Summarized Consolidated Statement of Operations -	As Originally			As Previously
For the year ended December 31, 2006	Reported	Adjustments		Restated

Loss from operations	$(3,724,310)	$(11,769)	d	$(3,736,079)
Income tax benefit	-	446,472	e	446,472
Other comprehensive loss	(11,769)	11,769	d	-
Net loss	$(3,651,666)	$434,703	e	$(3,216,963)

Restated 2006 amounts updated in the 2007 filing:

Summarized Consolidated Statement of Operations -	As Previously
For the year ended December 31, 2006	Restated	Adjustments		As Restated

Loss from operations	$(3,736,079)	$-		$(3,736,079)
Income tax benefit	446,472	675,985	e	1,122,457
Net loss	$(3,216,963)	$675,985	e	$(2,540,978)

Summarized Consolidated Statement of Operations -
For the year ended December 31, 2007	As Reported	Adjustments		As Restated

Loss from operations before income taxes	$(3,616,386)	$-		$(3,616,386)
Income tax benefit	1,086,378	(6,003)	e	1,080,375
Net loss	$(2,215,815)	$(6,003)	e	$(2,221,818)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following table summarizes the consolidated statements of operations for the period from January 14, 2000 (Date of Inception) through December 31, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2007	As Reported	Adjustments		As Restated

Loss from operations before income taxes	$(8,687,405)	$-		$(8,687,405)
Income tax benefit	1,677,940	924,537	e	2,602,477
Loss from discontinued operations	(4,143,168)	-		(4,143,168)
Net loss	$(11,152,633)	$924,537	e	$(10,228,096)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a.
Restate deferred tax component related to issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share and 1,400,000 shares on July 27, 2006 at the market value of $2.20 per share on the dates of issuance.  The resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

b.
Restate issuance of warrants in 2005 in connection with the Clarkdale Slag Project option of $1,918,481 (comprising of related deferred tax liability assumed of $608,277 and an increase to stockholders’ equity of $1,310,204) which was computed based on private placement stock price at the time the warrants were issued.

c.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
d.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Restate for capitalization of interest related to deferred purchase liability.
g.	Restate for revision of the acquisition accounting related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
h.	Reclassify foreign currency translation adjustment from the period ended March 31, 2005 as discontinued operations.
i.
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2008
Expenses	$1,063,985	$1,412,342	$1,415,440	$1,250,190
Loss from operations	(1,063,985)	(1,412,342)	(1,415,440)	(1,250,190)
Net loss	(592,696)	(859,735)	(910,900)	(765,055)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Year Ended December 31, 2007
Expenses	$721,547	$986,687	$795,897	$1,146,603
Loss from operations	(721,547)	(986,687)	(795,897)	(1,146,603)
Net loss	(409,935)	(586,835)	(423,757)	(801,291)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	UNAUDITED SUPPLEMENTARY DATA (continued)

Restatement of prior quarterly financial information

The following table summarizes consolidated statements of operations for the three month ended March 31, June 30, and September 30, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended March 31, 2007	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$385,308	$(90,000)	a	$295,308
Mineral exploration and evaluation
expenses - related party	-	90,000	a	90,000
Total operating expenses	721,547	-		721,547
Loss from operations	(713,927)	(7,620)	b	(721,547)
Total other income (expense)	33,898	7,620	b	41,518
Income tax benefit	-	270,094	c	270,094
Net loss	$(680,029)	$270,094	c	$(409,935)
Loss per common share	$(0.01)			$(0.01)

Summarized Consolidated Statement of Operations -
For the three months ended June 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$986,687	$-		$986,687
Loss from operations	(974,727)	(11,960)	b	(986,687)
Total other income (expense)	117,798	11,960	b	129,758
Income tax benefit	-	270,094	c	270,094
Net loss	$(856,929)	$270,094	c	$(586,835)
Loss per common share	$(0.01)			$(0.01)

Summarized Consolidated Statement of Operations -
For the three months ended September 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$796,946	$(1,049)	d	$795,897
Loss from operations	(788,431)	(7,466)	e	(795,897)
Total other income (expense)	94,580	7,466	e	102,046
Income tax benefit	-	270,094	c	270,094
Net loss	$(693,851)	$270,094	c	$(423,757)
Loss per common share	$(0.01)			$(0.005)

The restatement adjustments are as follows:

a. Reclassify related party mineral exploration and evaluation expenses.
b. Reclassify rental revenue from operations to other income (expense).
c. Restate for deferred income tax benefit related to mineral properties acquisition.
d. Reclassify interest expense from operating expenses to other income (expense).
e. Reclassify interest expense and rental revenue from operations to other income (expense).

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

KLT performed the audit of our financial statements for the year ended December 31, 2005.  During this period and the subsequent interim period through February 16, 2007, there were no disagreements with KLT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to KLT’s satisfaction would have caused KLT to make reference to the subject matter of the disagreements in connection with KLT’s report, nor were there any “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

The audit report of KLT for our year ended December 31, 2005 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that we might not be able to operate as a going concern.

Item 9A.         Controls and Procedures

Controls and Procedures

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

During the fourth quarter of 2008, in the course of preparing for our year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the three month period ended March 31, 2008, which resulted in the restatements described above.  Although management does not anticipate making any further restatements to the financial statements for the periods ended June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.

Management has identified internal control deficiencies which resulted in the material restatements described above, which, in management’s judgment, represented material weakness in internal control over financial reporting.  The control deficiencies related to controls over the accounting and disclosure for complex transactions to ensure such transactions were recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles.  Specifically, the control deficiency which resulted in the restatements above, which has since been remediated, was management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions.  Such complex transactions included:

•	capital asset acquisitions, and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the 2007 acquisition of Transylvania, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the acquisition of the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by us.

Management will continue to evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis, and has taken action and implemented improvements as necessary.

Management has taken steps to remediate these deficiencies in our internal control over financial reporting.  To date, the board of directors has appointed an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Further, management will periodically assess its disclosure controls and procedures.  Management has:

•	completed a review and updated risk assessment of all of our financial controls and procedures;

•	provided additional training of financial staff;

•	purchased additional research materials and services;

•	shortened the financial closing process to allow more time for a thorough review;

•	reviewed and instituted controls for each weakness; and

•	adopted a policy to consult outside experts on complex accounting issues.

Our registered public accounting firm has completed audit procedures on our internal control over financial reporting for the 2008 year end report.  Our registered public accounting firm has performed audit procedures and reported on our internal control over financial reporting concurrent with their annual 2008 financial statement audit.  Pursuant to temporary rules of the SEC, which only required a management’s report of internal controls beginning with the 2007 year-end report, our auditors were not required to report on our internal control over financial reporting for the 2007 year end.

In the course of our revised assessment of internal controls over financial reporting, we also re-assessed our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act.  We have determined that our material weakness in its internal controls over financial reporting was also a weakness in our disclosure controls and procedures, since such weakness related to the disclosure controls which provide us with reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Searchlight Minerals Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Searchlight Minerals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Searchlight Minerals Corp., and our report dated March 10, 2009 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 10, 2009
Bakersfield, California

Changes in Internal Control Over Financial Reporting

Changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting, are as follows:

•	Our Board of Directors adopted a policy to consult outside experts on complex accounting issues.

•	We added an independent member of our Board of Directors, Martin B. Oring, as a member of our Audit Committee.

Except as set forth above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.         Other Information

Not applicable.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders in 2010, 2009 and 2011, respectively.  At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal.  Our board presently consists of four directors.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders.  The board of directors held 12 meetings and adopted approximately 13 unanimous written consents in lieu of meetings in 2008.  Officers serve at the discretion of the board of directors.

Ian R. McNeil, our President, Chief Executive Officer and a member of our board of directors is the brother in law of Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  Other than for these relationships, none of our directors or executive officers are related to one another.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Ian R. McNeil	Director (Class I), Chief Executive Officer and President	37
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	34
Melvin L. Williams	Chief Financial Officer	48
Harry B. Crockett	Director (Class II)	67
Robert D. McDougal	Director (Class III)	76
Martin B. Oring	Director (Class III)	63

Ian R. McNeil, Chief Executive Officer, President and Director.  Mr. McNeil has been a member of our board of directors since July 25, 2005 and our Chief Executive Officer and President since October 7, 2005.  Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996.  In 1997, Mr. McNeil founded McNeil Enterprises, a British Columbia based small business consulting company that specialized in business plan creation and event management.  In 1998, Mr. McNeil co-founded a private furniture, manufacturing and retail company based in Langley, British Columbia.  From June 2003 until June 2007, Mr. McNeil served as president and a director of Nanominerals, one of our principal stockholders, which operates in the business of precious metal exploration and development.  During his time at Nanominerals, Mr. McNeil helped define much of the corporate strategy, raised money and ran the day to day operations.  Prior to joining Nanominerals, Mr. McNeil was the director of operations for the eSolutions division of Telus Corporation (2000-2003) a large telecommunications company based in Canada.  While at Telus, Mr. McNeil managed a team of over a 100 people spread over three geographical offices.  Telus provides a wide range of wireline and wireless telecommunications products and services including data, Internet Protocol (IP), voice, video and entertainment services.

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

Melvin L. Williams, Chief Financial Officer.  Mr. Williams has been our Chief Financial Officer since June 14, 2006.  Mr. Williams is a certified public accountant with over 20 years’ experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada.  During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to private and publicly traded companies in the manufacturing, technology, mining, healthcare and service industries, as well as to various non-profit organizations.  From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University.  Mr. Williams, a member of the American Institute of Certified Public Accountants since 1989, is also a member of the Nevada Society of CPAs and past president of the Reno, Nevada chapter of the Institute of Management Accountants.  He earned a Bachelor of Business Administration degree at the University of Oregon in 1983.

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

Robert D. McDougal, Director.  Mr. McDougal has been a member of our board of directors since July 25, 2005.  He is a Certified Public Accountant.  He began practicing public accounting in 1973 and established his own practice in 1981.  The major portion of the practice is with mining and mining related clients including public companies, private companies, partnerships and individuals.  He was a director and officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001.  Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company.  He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He also serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties, of which Nanominerals is the principal stockholder.  He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman.  Prior to this time, Mr. McDougal served 20 years in the United States Air Force, retiring with the rank of Major.

Martin B. Oring, Director.  Mr. Oring has been a member of our board of directors since October 6, 2008.  Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001.  Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations.  From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations.  From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions.  From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury).  Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies.  When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury).  Mr. Oring is also a director of PetroHunter Energy Corporation and Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company.  Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations.  He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University; and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology.

We are committed to having sound corporate governance principles.  Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.

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

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have five members on our Board of Directors.  We believe that Martin B. Oring is independent under the criteria established by NASDAQ for director independence, but that none of the remaining four members are independent.  The NASDAQ criteria include various objective standards and a subjective test.  A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is employed by us.  Mr. McNeil and Mr. Ager are not independent because they are our employees.

The subjective test requires that each independent director not have a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  We considered commercial, financial services, charitable, and other transactions and other relationships between us and each director and his or her family members and affiliated entities.

For Mr. Oring, we believe that he did not have any transactions or other relationships which would have exceeded the NASDAQ objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

With respect to our other four directors, we believe that we have ongoing business relationships with these directors or their affiliates which would not satisfy the NASDAQ subjective standards regarding the exercise of independent judgment in carrying out the responsibilities of a director.

In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project with Nanominerals Corp. (“Nanominerals”), one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland, Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Messrs. McNeil, Ager, McDougal and Crockett do not qualify as independent members of our board directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland, Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

Because we currently only have one independent director, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit independent persons to our Board of Directors.  Although we only have one independent director, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  For purposes of this policy, a related person is:

•	a director (which term when used herein includes any director nominee);

•	an executive officer;

•	a person known by us to be the beneficial owner of more than 5% of our common stock; or

•	a person known by us to be an immediate family member of any of the foregoing.

Except as set forth above, we do not have any formal policies or procedures for the review, approval or ratification of related party transactions and management has not developed any formal process for resolving any actual or potential conflicts of interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests of those of our management or their affiliates.  These could include:

•	competing for the time and attention of management;

•	potential interests of management in competing investment ventures; and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

Committee Interlocks and Insider Participation

Robert D. McDougal, a member of our board of directors, serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties.  Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, two of our executive directors and officers, is the principal stockholder of Ireland Inc.

Except as set forth above, no interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Committees of the Board Of Directors

Audit Committee

We have an audit committee and an audit committee charter.  Our audit committee is presently comprised of Robert D. McDougal, Martin B. Oring and Harry B. Crockett.  Mr. Oring is an independent director.  Mr. Crockett is not an independent director.  Mr. McDougal is not an independent director, but we believe that he qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act.  On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy.  The purpose of the amendments to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities.  The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large.  The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.  A copy of our audit committee charter was filed as an exhibit with to our Current Report on Form 8-K filed with the SEC on September 27, 2006.  Our audit committee is responsible for:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by our independent auditors;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

•	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations;

•	preparing the audit committee report that the SEC requires in our annual proxy statement;

•	engaging outside advisors; and

•	funding for the outside auditor and any outside advisors engagement by the audit committee.

Compensation Committee

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

Our Compensation Committee is comprised of Robert D. McDougal, Harry B. Crockett and Martin B. Oring.  Mr. Oring is an independent director.  However, neither Mr. McDougal nor Mr. Crockett is an independent director.

Disclosure Committee and Charter

We have a Disclosure Committee and a disclosure committee charter.  Our disclosure committee is presently comprised of Carl S. Ager, Ian R. McNeil, Robert D. McDougal and Martin B. Oring.  A copy of the disclosure committee charter was filed as an exhibit to our Form 10-KSB filed with the SEC on April 13, 2004.  The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of its financial reports.  Mr. Oring is an independent director.  However, neither Mr. McDougal, Mr. Ager nor Mr. McNeil is an independent director.

Code of Ethics

Our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and all senior financial officers, are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Stockholder Communication with Our Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors.  Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to our Corporate Secretary at our principal executive offices located at 2441 West Horizon Ridge Pkwy., Suite 120, Henderson, Nevada, 89052.  Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock;

•	the name and address, as they appear on our books, of the stockholder sending such communication; and

•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

The Corporate Secretary will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2008, with the exception of the following: Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) and remains delinquent in the filing of certain transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to transactions prior to 2008; Harry B. Crockett, one of our directors, was delinquent in the reporting of two transactions on Form 4; Martin B. Oring, one of our directors, was delinquent in the reporting of two transactions on Form 4; Robert D. McDougal, one of our directors, was delinquent in the reporting of two transactions on Form 4; and K. Ian Matheson, one of our principal stockholders, was delinquent in the reporting of twelve transactions on Form 4.

Item 11.          Executive Compensation

Compensation Discussion and Analysis

Process Overview

The Compensation Committee of the Board of Directors discharges the Board of Directors’ responsibilities relating to compensation of all of our executive officers.  The Compensation Committee is comprised of three non-employee directors.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Ian R. McNeil, our President and Chief Executive Officer, and Melvin L. Williams, our Chief Financial Officer.  Compensation Committee meetings are regularly attended by one or more of our officers.  However, they do not attend the portion of meetings during which their own performance or compensation is being discussed.  Mr. Williams and Mr. Ager support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data.  In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.

The Compensation Committee has not delegated its authority to grant equity awards to any of our employees, including the executive officers.

Compensation Philosophy and Objectives

The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The Compensation Committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

The Compensation Committee’s philosophy is to link the named executive officers’ compensation to corporate performance.  The base salary, bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable companies with whom we competes for executive talent, and evaluating such information in connection with our corporate goals and compensation practice.

Our current compensation arrangements for several of our executive officers, including our Chief Executive Officer, are at average compensation levels for similar positions at comparable companies.  As we continue to grow, we may need to increase our recruiting of new executives from outside of the Company.  This in turn may require us to pay higher compensation which may be closer to or in excess of comparable company averages.

Finally, we believe that creating stockholder value requires not only managerial talent, but active participation by all employees.  In recognition of this, we try to minimize the number of compensation arrangements that are distinct or exclusive to all of our executive officers.  We currently provide base salary, bonuses and long-term equity incentive compensation to a number of our employees.

Because we are a exploration company, we are in the process of refining our compensation policies and anticipate that this will be an ongoing process as our company develops.  We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in Nevada and Arizona.

In light of the above, since our company could develop in a number of directions, such as exploration only, or exploration with a producing mine, we have looked at a broad range of mining companies to establish our  compensation packages.  In general, these companies consisted of a mix of smaller to medium-sized public mining companies.  Most are at late stages of a mine development project or have either one or two operating mines.  Although many companies were considered for comparative purposes and provided to our Board, initially the Board focused on the following companies as likely to be more relevant to our own as we develop: Apex Silver Mines Ltd., Canyon Resources Corp., Goldenstar Resources, Mines Management Inc., US Gold Corp. and Vista Gold Corp.  Canyon Resources has merged with ATNA Resources and is now a foreign reporting company and therefore has been dropped from the peer group.  Each company’s publicly-disclosed information was compiled to provide data on executive compensation, including base pay, other cash compensation and stock-based compensation.  We believe that our current executive compensation packages are approximately in the middle range of the compensation of this group. This reflects our intent to formulate executive compensation packages that are both representative of industry practices and are sufficient to attract and retain capable and experienced people.  In addition to industry comparables, the Compensation Committee reviewed the National Association of Corporate Directors “Report of the Blue Ribbon Commission on Executive Compensation and the Role of the Compensation Committee” for 2007.

The Board believes that the comparison companies noted above are a representative list of comparison companies currently, but expects the list to change to reflect developments in the mining industry and related markets.  As we develop, the comparison companies will be selected to be comparative to our size and complexity at the time of the comparison.  In addition, the comparison companies will also develop over time, which will necessarily result in changes in the composition of the comparison group.  Future comparison groups may include some, none or all of the companies in the current group.  For example, exploration companies may begin to operate mines or may be acquired in a merger or acquisition.

Our compensation policies and programs are designed to make us competitive with similar mining companies, to recognize and reward executive performance consistent with the success of our business and to attract and retain capable and experienced people.  The Compensation Committee’s role and philosophy is to ensure that our compensation goals and objectives, as applied to the actual compensation paid to our executive officers, are aligned with our overall business objectives and with stockholder interests.

In addition to industry comparables, the Compensation Committee considers a variety of factors when determining both compensation policies and programs and individual compensation levels, including the stockholder interests, our overall financial and operating performance and the Compensation Committee’s assessment of each executive’s individual performance and contribution toward meeting our corporate objectives.  As we develop, we will place increasing importance on the incentive-based component of compensation because we believe that a significant portion of an executive’s compensation should depend upon our overall corporate performance, including share price performance relative to our peer group.

2008 Executive Officer Compensation Components

For the year ended December 31, 2008, the principal components of compensation for our executive officers were:

•	base salary;

•	bonus; and

•	equity-based incentive compensation.

Base Salary.  Base salaries for our executive officers, other than the Chief Executive Officer (CEO), are determined by the Compensation Committee based upon recommendations by our Chief Executive Officer, taking into account such factors as salary norms in comparable companies, the nature of the position and the contribution and experience of the executive officer.

The Compensation Committee, after review of compensation paid by peer group companies and published compensation surveys of public companies and a review of the CEO performance, set the CEO’s salary.

During 2007, the Compensation Committee approved increases in base salaries for our executive officers from 2006 to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  This realignment was based on the growth of the company and comparable compensation of peer group companies.  This review is conducted at least annually.  The Compensation Committee considered the lack of formal training of Mr. McNeil and Mr. Ager in the specific technicalities of mineral exploration, but determined that their general business management experience merited their compensation levels, and that we could engage technical mineral exploration specialists, as necessary and appropriate.  Mr. Williams’ increase reflects a change in his contract, increasing his time commitment to the company from a range of 300-600 hours per year to 600-800 hours per year.  The 2008 salaries for our executive officers were not increased by mutual agreement between the Board and the individual executives.  The following charts reflect changes in the base salaries of our executive officers between from 2006 to 2008:

Name	Principal Position	2006 Salary	2007 Salary	Base Salary % Change
Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$108,000	$190,000	76%
Melvin L. Williams	Chief Financial Officer	$60,000	$130,000	117%
Carl S. Ager	Vice President, Treasurer, and Director	$80,000	$160,000	100%

Name	Principal Position	2007 Salary	2008 Salary	Base Salary % Change
Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	$190,000	0%
Melvin L. Williams	Chief Financial Officer	$130,000	$130,000	0%
Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$160,000	0%

Bonuses.  Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee.  For the year ended December 31, 2008, bonuses for executive officers were not authorized per their request.

Equity-Based Incentive Compensation. Stock options are an important component of the total compensation of executive officers.  We believe that stock options align the interests of each executive with those of the stockholders.  They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent.  Our 2007 Stock Option Plan authorizes the Compensation Committee to grant stock options to executive officers.  The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executive officers.  The option grants generally expire no later than five years from the date of grant.

Further, on June 11, 2008, our Board of Directors adopted a 2008 Stock Incentive Award Plan for Employees and Service Providers (“2008 Incentive Plan”), subject to approval by our stockholders.  The 2008 Incentive Plan provides for grants to our employees and service providers of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  We intend to submit a proposal to our stockholders to authorize the issuance of up 3,250,000 shares of common stock under the 2008 Incentive Plan, and have filed a preliminary proxy statement with the SEC to that effect.  However, we will not grant any awards under the 2008 Incentive Plan until such plan has been approved by our stockholders.

Stock Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our common stock.  The Compensation Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

Other Benefits

Health and Welfare Benefits. Our executive officers receive the same health and welfare benefits offered to other employees, including medical,  and holiday pay.

Retirement Program. We currently have no Supplemental Executive Retirement Plan, or SERP, obligations.  We do not have any defined benefit retirement plans.

Perquisites.  We do not provide special benefits or other perquisites to any of our executive officers.

Employment Arrangements, Severance and Change of Control Benefits

Other than as described below, we are not party to any employment contracts with our officers and directors.

Ian R. McNeil.  We entered into an employment agreement with Ian R. McNeil, our President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we have agreed to pay Mr. McNeil an annual salary of $190,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement.  In addition to his annual salary, Mr. McNeil may be granted a discretionary bonus and stock options, to the extent authorized by our board of directors.  The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by us, other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly salary.

Carl S. Ager.  We entered into an employment agreement with Carl S. Ager, our Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Ager an annual salary of $160,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement.  In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by our Board. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams.  We entered into an employment agreement with Melvin L. Williams, our Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we have agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  On June 14, 2006, we issued 50,000 restricted shares of our common stock, as a one time bonus, and granted options to purchase 100,000 shares of our common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011.  The options vested 50% on each of the first and second anniversaries of the execution of the agreement.  The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006.  In the event the employment agreement is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

Tax and Accounting Treatment of Compensation

In our review and establishment of compensation programs and payments, we consider, but do not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs on us and our executive officers.  While we may consider accounting and tax treatment, these factors alone are not dispositive.  Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders under a proposed compensation arrangement.

Our Compensation Committee and our Board have considered the potential future effects of Internal Revenue Code Section 162(m), Trade or Business Expense , Certain excessive employee remuneration (“Section 162(m)”) on the compensation paid to our executive officers.  Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of our executive officers, unless compensation is performance based.  In approving the amount and form of compensation for our executive officers, our compensation committee will continue to consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m).

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, our 2007 Stock Option Plan was submitted to and approved by our stockholders at our 2007 annual meeting of stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards.  At the present time, neither we nor any of our executives are impacted by Section 162(m).

We monitor whether it might be in our best interest to comply with Section 162(m) of the Code, but reserve the right to award future compensation which would not comply with the Section 162(m) requirements for non-deductibility if the Compensation Committee concludes that it is in our best interest to do so.  We seek to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and therefore the Compensation Committee has not adopted a policy requiring all compensation to be deductible.  The Compensation Committee will continue to assess the impact of Section 162(m) on its compensation practices and determine what further action, if any, is appropriate.

We account for equity compensation paid to our employees under the rules of Financial Accounting Standard No. 123R (“FAS 123(R)”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

We intend that our plans, arrangements and agreements will be structured and administered in a manner that complies with the requirements of Internal Revenue Code Section 409A, Inclusion in gross income of deferred compensation under nonqualified deferred compensation plans (“Section 409A”).  Participation in, and compensation paid under our plans, arrangements and agreements may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A.  If our plans, arrangements and agreements as administered fail to meet certain requirements under Section 409A, compensation earned thereunder may be subject to immediate taxation and tax penalties.

Section 409A requires programs that allow executives to defer a portion of their current income to meet certain requirements regarding risk of forfeiture and election and distribution timing (among other considerations).

Section 409A requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters.  Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans.  Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including the named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

With respect to our compensation and benefit plans that are subject to Section 409A, in accordance with Section 409A and regulatory guidance issued by the Internal Revenue Service, we have reviewed our compensation programs that are subject to Section 409A and have, and will continue to, ensure compliance with this tax rule.  We are currently operating such plans in compliance with Section 409A based upon our good faith, reasonable interpretation of the statute and the Internal Revenue Service’s regulatory guidance.  Compensation programs are structured in accordance with 409A to ensure tax-efficient use of our resources.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material,” to be “filed” with the SEC, or to be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in future filings with the SEC, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this report with our management.  Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K for our 2008 fiscal year.

Submitted by the Compensation and Management Development Committee

Robert D. McDougal
Harry B. Crockett
Martin B. Oring

Summary Compensation Table

The following table sets forth all compensation received during the three years ended December 31, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.  These officers are referred to as the Named Executive Officers in this report:

							Non-
						Non-Equity	qualified
Name and						Incentive	Deferred	All Other
Principal		Salary	Bonus	Stock	Option	Plan	Compensation	Compensation	Total
Position	Year	($)	($)	Awards	Awards (1)	Compensation	Earnings	($)	($)
Ian R. McNeil,	2008	190,000	-	-	-	-	-	-	190,000
Director,	2007	179,750	-	-	40,643	-	-	-	220,393
President and CEO (2)	2006	108,000	-	-	71,642	-	-	-	179,642

Carl S. Ager,	2008	160,000	-	-	-	-	-	-	160,000
Director,	2007	150,000	-	-	40,643	-	-	-	190,643
Vice President	2006	80,000	-	-	71,642	-	-	-	151,642
and Secretary (3)

Melvin L. Williams,	2008	130,000	-	-	-	-	-	-	130,000
Chief Financial	2007	121,250	-	-	40,958	-	-	-	162,208
Officer (4)	2006	32,500	-	103,000	9,163	-	-	-	144,663

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2008:

	Option Awards					Stock Awards
			Equity
			Incentive
		Number of	Plan Awards:
	Number of	Securities	Number of			Number of
	Securities	Underlying	Securities			Shares or
	Underlying	Unexercised	Underlying			Units
	Unexercised	Options	Unexercised	Option	Option	of Stock that
	Options (#)	(#)	Unearned	Exercise	Expiration	Have Not
Name and Position	Exercisable	Unexercisable	Options	Price	Date	Vested (#)
Ian R. McNeil	500,000	-	-	$0.44	11/11/10	-
Director, President	60,000	-	-	$1.70	4/7/11	-
and CEO	250,000	-	-	$2.40	6/6/11	-
	24,800	-	-	$4.04	2/16/12	-
Carl S. Ager	500,000	-	-	$0.44	11/11/10	-
Director, Vice	60,000	-	-	$1.70	4/7/11	-
President, Treasurer	250,000	-	-	$2.40	6/6/11	-
and Secretary	24,800	-	-	$4.04	2/16/12	-
Melvin L. Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial Officer	18,600		-	$4.04	2/16/12	-

None of our Named Executives acquired shares of common stock by the exercise of stock options during the year ended December 31, 2008.

Potential Payments upon Termination of Employment or a Change of Control

We have entered into change in control agreements with Ian R. McNeil, our President and Chief Executive Officer, Carl S. Ager, our Vice President, Secretary and Treasurer, and Melvin L. Williams, our Chief Financial Officer, in connection with their respective employment agreements.  These agreements provide for payments to be made to each named executive officer upon termination of employment.

In the event that the agreement with Mr. McNeil or Mr. Ager is terminated by us, other than for cause, we will provide Mr. McNeil or Mr. Ager, as applicable, with six months written notice or payment equal to six months of their respective monthly salaries.  In the event the employment agreement with Mr. Williams is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

The severance amounts are payable in cash, in a lump sum.  As of December 31, 2008, in the event of a qualifying termination, Mr. McNeil would have been entitled to cash payments totaling $95,000, Mr. Ager would have been entitled to cash payments totaling $80,000, and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the fiscal year ended December 31, 2008.

From January 2007 until July 1, 2007 we paid non-employee directors a fee of $1,000 per meeting in cash.  During that period, we paid an aggregate of $5,000 to our non-employee directors for meeting attendance.  Effective July 1, 2007, we pay non-employee directors compensation of $3,000 per month in cash and $9,000 value of our common stock per quarter, where the appropriate number of shares to equal $9,000 is determined by the closing price of our stock on the last trading day of each quarter.  We may also periodically grant additional stock options to our directors in consideration for their providing services to us as directors.

Further, on June 11, 2008, our Board of Directors adopted a 2008 Stock Incentive Plan for Directors (“2008 Directors Plan”), subject to approval by our stockholders.  The 2008 Directors Plan provides for grants to our directors of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  We intend to submit a proposal to our stockholders to authorize the issuance of up 750,000 shares of common stock under the 2008 Directors Plan, and have filed a preliminary proxy statement with the SEC to that effect.  However, we will not grant any awards under the 2008 Directors Plan until such plan has been approved by our stockholders.

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

	Fees
	Earned or			Non-Equity
	Paid in	Stock	Option	Incentive Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	($)	($)
Martin B. Oring (2)	9,000	-	27,026	-	-	36,026
Robert D. McDougal (3)	36,000	36,000	-	-	-	72,000
Harry B. Crockett (4)	36,000	36,000	-	-	-	72,000

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.

(2)
Mr. Oring joined our Board of Directors on October 10, 2008.  Mr. Oring held 207,347 stock options and no unvested shares as stock awards, of December 31, 2008.  We granted 207,347 stock options and no stock awards to Mr. Oring in 2008.

(3)	Mr. McDougal held 550,000 stock options and no unvested shares as stock awards, of December 31, 2008. We granted no stock options and 15,811 shares as stock awards to Mr. McDougal in 2008.

(4)	Mr. Crockett held no stock options and no unvested shares as stock awards, of December 31, 2008. We granted no stock options and 15,811 shares as stock awards to Mr. Crockett in 2008.

Limitation of Liability of Directors

Nevada Revised Statutes provide that, subject to certain exceptions, or unless the articles of incorporation or an amendment thereto, provide for greater individual liability, a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that his act or failure to act constituted a breach of his fiduciary duties as a director or officer, and his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.  Our articles of incorporation do not contain a provision which provides for greater individual liability of our directors and officers.

We have filed a preliminary proxy statement with the SEC to amend our articles of incorporation for the purpose of adding provisions for limiting liability of our directors and officers under certain circumstances and for permitting indemnification of directors, officers and certain other persons, to the maximum extent permitted by applicable Nevada law, including that:

•
no director or officer will be individually liable to us or our stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer, provided, that the foregoing clause will not apply to any liability of a director or officer for any act or failure to act for which Nevada law proscribes this limitation and then only to the extent that this limitation is specifically proscribed;

•	any repeal or modification of the foregoing provision will not adversely affect any right or protection of a director existing at the time of such repeal or modification;

•
we will be permitted to indemnify our directors, officers and such other persons to the fullest extent permitted under Nevada law.  Our current Bylaws include provisions for the indemnification of our directors, officers and certain other persons, to the fullest extent permitted by applicable Nevada law; and

•
with respect to the limitation of liability of our directors and officers or indemnification of our directors, officers and such other persons, neither any amendment or repeal of these provisions nor the adoption of any inconsistent provision of our articles of incorporation, will eliminate or reduce the effect of these provisions, in respect of any matter occurring, or any action, suit or proceeding accruing or arising or that, but for these provisions, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 12, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052.

	Name And Address	Amount And Nature Of		Percentage Of
	Of Beneficial Owner	Beneficial Ownership		Common Stock(1)
DIRECTORS AND OFFICERS

	Ian R. McNeil	17,242,394	(2)(8)	16.09%

	Carl S. Ager	17,242,394	(3)(8)	16.09%

	Melvin L. Williams	174,600	(4)	*

	Robert D. McDougal	801,296	(5)	*

	Harry B. Crockett	7,631,064	(6)	7.18%

	Martin B. Oring	829,847	(7)	*

	All officers and directors as a group (6 persons)	27,921,595		25.62%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,000,000	(8)	15.04%

	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	11,768,004	(9)	10.29%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,045,190	(8)(10)	16.03%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.  Percentage of ownership is based on 106,354,691 shares of common stock outstanding as of March 12, 2009.

(2)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Ian R. McNeil, our Chief Executive Officer and a member of our board of directors.  In addition, Mr. McNeil is a 17.5% stockholder of Nanominerals, a company that owns 16,000,000 of our outstanding shares of common stock.  For purposes of Rule 13d-3 of the Exchange Act, Mr. McNeil may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, Mr. McNeil disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (8) below.

(3)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  In addition Mr. Ager is a 17.5% stockholder of Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, Mr. Ager disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (8) below.

(4)	Consists of 56,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.

(5)
Consists of 238,155 shares held directly by Robert D. McDougal, 13,141 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 550,000 shares of our common stock.

(6)	Consists of 7,608,882 shares held by Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 22,182 shares held directly by Mr. Crockett.

(7)
Consists of 560,000 shares held directly by Martin B. Oring and options and warrants to acquire an additional 269,847 shares of common stock.  The shares underlying 62,500 warrants are being registered in our registration statement on Form S-1/A.

(8)
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

(9)
Mr. Matheson beneficially owns 11,768, 004 shares of common stock.  These shares include 2,225,502 shares held directly by K. Ian Matheson, 1,542,502 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 8,000,000 shares held directly by Mr. Matheson.

(10)
These shares include the 16,000,000 shares owned by Nanominerals.  Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals.  Dr. Ager is the sole director and officer of Nanominerals.  See footnote (8) above.  In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock.  Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals Corp. (“Nanominerals”), one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring is the sole independent members of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests of those of our management or their affiliates.  These could include:

•	competing for the time and attention of management;

•	potential interests of management in competing investment ventures; and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

Although we only have one independent director, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  Except as set forth above, we do not have any formal policies or procedures for the review, approval or ratification of related party transactions and management has not developed any formal process for resolving any actual or potential conflicts of interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

The following is a description of related party transactions in the three most recent fiscal years ended December 31, 2008:

Transactions with Certain Former Members of Management

On February 10, 2005, in connection with our change of business from a biotechnology research and development company to a company focused on the acquisition of mineral properties, we approved the discharging of the convertible debt of Searchlight to Caisey Harlingten, our former Chief Executive Officer and director, in the amount of $300,000, in return for the grant of an irrevocable stock option to Mr. Harlingten to purchase 500,000 shares of our common stock for $0.25 per share, such option expiring February 10, 2010.  Prior to discharging the convertible debt, on July 23, 2002, we had issued $300,000 of convertible debt to Mr. Harlingten.  The convertible debt had accrued interest at 8% per year and was payable on demand of the holder.  The debt was convertible into common stock at $0.25 per share for a total of 1,200,000 shares.  In connection with the debt, Mr. Harlingten was granted warrants to purchase 1,200,000 shares of our common stock at an exercise price of $0.35 per share.  The $300,000 debt owed by us to Mr. Harlingten related to prior advances made by Mr. Harlingten to us in the form of loans.  The loan was interest free without any fixed repayment date, based on a verbal agreement between the parties.

As of December 31, 2006, we had a related party loan payable of $382,792, which consisted of borrowings from an affiliate of our former officers and directors.  In addition, $360,056 was included in accounts payable that was an intercompany payable to a former subsidiary dating back to 2002.  We recorded the removal of these items at December 31, 2007 as capital transactions of related parties and increased paid-in capital by $742,848 based upon our internal review of the status of these items and determination that, based on the failure of any potential claimants to make demand for payment of such amounts, these items had been canceled by such affiliates and should be treated as capital contributions related to our restructuring.

Transactions with Searchlight Claim Owners and Affiliates of K. Ian Matheson

In connection with our February 2005 change of business, on February 8, 2005, we entered into mineral option agreements with the Searchlight Claim owners to acquire 20 mineral claims representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada.  The acquisition of the Searchlight Claims was valued at a negotiated price between us and the claim owners of $2,000 per claim for a total of $40,000 plus actual costs incurred in maintaining the claims of $87,134.  Further, on April 12, 2005, Mr. Harlingten and his affiliates transferred 95,400,000 shares of our common stock to Mr. Matheson in connection with Mr. Matheson’s bringing the business opportunity relating to the Searchlight Claims to us.  Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals Inc. (“SMI”), a company controlled by Mr. Matheson.  In connection with our acquisition of the Searchlight Claims, SMI assigned to us SMI’s rights in the Searchlight Claims under the prior option agreements with the Searchlight Claim owners.  The 95,400,000 shares represented approximately 88% of the outstanding shares of common stock at the time of such transfer.  Subsequently, on April 29, 2005, Mr. Matheson cancelled 70,000,000 shares of our common stock held by him for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Mr. Matheson was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and as a member of our Board of Directors on February 10, 2005.  He resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on October 7, 2005, and resigned from our Board of Directors on February 16, 2007.

Under the option agreement with the Searchlight Claim owners, we had agreed to issue an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us.  We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29, 2007.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008.  We issued the 1,400,000 shares to the remaining Searchlight Claim owners in June 2008, and now have issued all 5,600,000 of the shares of our common stock required to be issued to the Searchlight Claim owners.  In connection with this transaction, K. Ian Matheson (one of our principal stockholders and a former member of the board of directors) and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 1,050,000 shares of common stock.  Also, in connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Charles A. Ager and his wife, Carol Ager, who were Searchlight Claim owners, have each received 140,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.  Dr. Ager and his affiliate, Nanominerals Corp., were also our affiliates at the time of the final three stock issuances in connection with the option agreement to acquire the Searchlight Claims.  Mr. Matheson was one of our officers and/or directors at the time of the initial two stock issuances in connection with the option agreement to acquire the Searchlight Claims, and has been one of our principal stockholders at the time of all such issuances.

In connection with our change of business in fiscal 2005, we had agreed to pay a management fee of $3,500 per month to Pass Minerals for management services provided by Mr. Matheson relating to the change of our business.  In September 2006, the parties terminated this arrangement.  We paid a total of $24,500 to Pass Minerals for consulting services in 2006.

Transactions with Nanominerals Corp. and Affiliates

General.  Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration.  Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals owns approximately 15.13% of our issued and outstanding shares of common stock.  Dr. Ager and Mrs. Ager collectively own 35% of the outstanding common stock of Nanominerals.  Two of our executive officers and directors, Carl S. Ager and Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals.  Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals.  Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager.  Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals.  Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

Dr. Charles A. Ager is the sole officer and director of Nanominerals, and controls the day to day operations of Nanominerals.  Dr. Ager received a PhD degree in geophysics from the University of British Columbia in 1974. He is a geophysical engineer with approximately 40 years of experience in the areas of mining discovery and production.  Dr. Ager is a registered geophysicist in the State of California and a registered professional engineer and professional geoscientist in British Columbia, Canada.

Acquisition of Searchlight Claims.  In connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Ager and Mrs. Ager, who were Searchlight Claim owners, have each received 140,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.

Acquisition of Interest of Joint Venture in Clarkdale Slag Project.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005 (for the purpose of extending the closing date of the transaction by requiring us to confirm receipt of $1.5 million in financing by September 15, 2005), and October 24, 2005, Nanominerals assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and VRIC.  The joint venture related to the development and funding of the Clarkdale Slag Project.

On October 24, 2005, in connection with the terms of the Assignment Agreement with Nanominerals, we issued to Nanominerals and its designates warrants to purchase 12,000,000 shares of our common stock exercisable through May 31, 2015, at an exercise price of $0.375 per share.  At the instruction of Nanominerals, we issued 2,000,000 of the 12,000,000 warrants to Clarion Finanz AG, a designate of Nanominerals,

In addition, in connection with the Assignment Agreement, we paid Nanominerals $690,000 in respect of certain payments made by Nanominerals towards the acquisition of the Clarkdale Slag Project, including reimbursement of payments previously made by Nanominerals to VRIC under the Joint Venture Agreement, and reimbursement of other previously paid expenses incurred by Nanominerals relating to the Clarkdale Slag Project.

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

In addition, we appointed Ian R. McNeil, Carl S. Ager and Robert D. McDougal, as nominees of Nanominerals, to serve on our board of directors, thereby constituting a majority of the board members.

Further, under the terms of the Assignment Agreement, we have a continuing obligation to pay Nanominerals a royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  Under the agreements, we agreed to pay Nanominerals a 5% royalty on “net smelter returns” payable from our 50% joint venture interest in the production from the Clarkdale Slag Project.  The original June 1, 2005 assignment agreement did not include a specific definition of the term “net smelter returns.”  However, the parties agreed to a specific definition of the term “net smelter returns” in the October 24, 2005 amendment, which specific definition we believe conforms with the industry standard interpretation of such term.  Upon the assignment of the assignment to us of VRIC’s 50% interest in the Joint Venture Agreement in connection with our reorganization with Transylvania International, Inc., we continue to have an obligation to pay Nanominerals a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

The following sets forth certain information regarding the acquisition of the 50% financial interest in the Joint Venture Agreement with respect to the Clarkdale Slag Project from Nanominerals, as such information relates to Dr. Charles A. Ager, Carl S. Ager and Ian R. McNeil, who may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals:

•	We acquired the assets consisting of the50% financial interest in the Joint Venture Agreement with respect to the Clarkdale Slag Project from Nanominerals.

•
We applied EITF 98-03 with regard to the acquisition of the joint venture interest in the Clarkdale Slag Project from Nanominerals.  We determined that the acquisition of the joint venture interest in the Clarkdale Slag Project did not constitute an acquisition of a business, as that term is defined in EITF 98-03, and we recorded the acquisition as a purchase of assets.

•
The Assignment Agreement and each of the August 31, 2005 and October 24, 2005 amendments, including the determination of the amount at which we acquired such assets, were negotiated on our behalf by K. Ian Matheson, who served as an executive officer and director at the time of the execution of the Assignment Agreement and the August 31, 2005 amendment and as a director at the time of the execution of the October 24, 2005 amendment.

•
The $690,000 which we paid to Nanominerals in respect of the acquisition of the Clarkdale Slag Project represents the cost to Nanominerals of the assets consisting of the rights in the Joint Venture Agreement assigned by Nanominerals in connection with the Assignment Agreement.

Certain Transactions Between Nanominerals and Other Stockholders.  On January 17, 2006, Nanominerals acquired 16,000,000 shares of our common stock from K. Ian Matheson in consideration of a payment of $4,640.50, to Mr. Matheson, and, on the same date, Nanominerals sold 8,000,000 of the 10,000,000 warrants which Nanominerals acquired from us in connection with the Assignment Agreement to K. Ian Matheson in consideration of a payment of $5,000 from Mr. Matheson.

On January 31, 2006, Nanominerals transferred the remaining 2,000,000 warrants in the following transactions: (i) 1,000,000 warrants to Richard J. Werdesheim and Lynne Werdesheim, as trustees for the Werdesheim Family Trust, for a payment of $625, and (iii) 1,000,000 warrants to Craigen L.T. Maine, as trustee for the Maine Rev. Family Trust, for a payment of $625.

Consulting Arrangement with Nanominerals.  Nanominerals provides us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  We believe that Nanominerals’ knowledge and understanding of the science and technology in our business, along with its understanding of how to implement our business plan in a practical manner, has made Nanominerals an important part of our technical team.  Dr. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Nanominerals also engages the services of outside technical consultants to perform the services for us, depending on the specific goal of a particular project.  Some of our consultants, such as Dr. Hewlett, have worked directly with Nanominerals in an ongoing manner and performed day-to-day work and tests.  The consulting services provided by Nanominerals are highly specialized and unique to the mineral exploration industry, and there is a limited number of experts that can perform these types of services.  We currently do not rely solely on Nanominerals to provide us with technical expertise to guide the project technically.  However, Nanominerals continues to be an important consultant to assist us with our technical challenges.

We pay Nanominerals a $30,000 per month fee, together with expense reimbursement and some expenses, to cover their services.  The services provided by Nanominerals include:

•
SEM/EDS Studies:  Nanominerals uses SEM/EDS to identify the minerals (gold, silver, copper and zinc) in the slag material and understand the physical make-up of the slag.  This information has provided us with an understanding how to potentially liberate the minerals from the slag material by mechanical methods (grinding).  This type of work is highly specialized and very unique to the mineral exploration industry.

•
Searchlight Report: Dr. Ager provided us with a report, dated June 6, 2005, with respect to tests performed by Nanominerals on samples taken from the Searchlight property, which indicated the presence of gold in the samples taken from the Searchlight property.  Dr. Ager and Nanominerals did not receive any additional consideration for the preparation of this report.

•
Grinding Studies:  Looking at the ground material again using SEM/EDS, Nanominerals has assisted us in testing a number of different grinders and variables (size of material fed to grinder, grinding time, etc.) to find the best way to mechanically liberate and expose the minerals within the slag material.  Without mechanical liberation, the chemicals used in the extraction process (leaching) cannot perform.  Therefore, grinding is a crucial step in the overall processing of the slag material.  The unique nature of the slag material (i.e. it is very hard and abrasive and the minerals are entombed within the slag) makes the proper grinding of the slag material very difficult.  Grinding and crushing are commonly used in the mining industry.

•
Analytical and Extraction Studies: Nanominerals has provided us the use of its laboratory, instrumentation, milling equipment and research facilities and has performed (and continues to perform) analytical and extraction studies for the presence of gold, silver, copper and zinc in the slag material.  Nanominerals has tested different variables (chemicals, pH, ORP, machines, instruments, etc.) to attempt to determine the most effective methods to analyze and extract the desired metals.

•
Flow-Sheet Development:  Nanominerals, in conjunction with Dr. Hewlett, has developed a flow sheet for the Clarkdale Project to attempt to determine methods to process the slag material on a large scale.  The flow-sheet for the first production module has been designed with the intention to allow for the most effective and economic extraction of metals from the slag material with the least environmental impact.  Nanominerals assisted us in: (i) building the pilot plant, where the grinding, leaching, filtering and extraction of the metals was performed, (ii) gathering information from the pilot plant, and (iii) making changes to the design, equipment and chemicals used in the process of extracting metals from the slag material.  Nanominerals continues to assist us in determining the most effective methods used in the process of extracting metals from the slag material.

•
Financings:  Nanominerals has introduced us to investors and potential investors which have led to participation in our previous financings.  Nanominerals has also provided assistance to us when potential financiers performed technical due diligence on our projects, including making technical presentations to potential investors.  We have not provided special fees to Nanominerals in connection with such financings.

We commenced our consulting arrangement with Nanominerals in 2005 following the completion of the Assignment Agreement relating to the Clarkdale Slag Project.  In 2005, we only reimbursed Nanominerals for technical expenses.  However, in 2006, we began to pay Nanominerals the $30,000 monthly fee, plus expense reimbursement due to the significant amount of work that Nanominerals was performing for us.  This consulting arrangement was approved by the Board, including by K. Ian Matheson, who has never had a direct or indirect financial interest in Nanominerals.

The Board initially determined that $30,000 per month fee was a reasonable rate for Nanominerals based on several factors:

•	the technical services provided by Nanominerals were highly specialized and required scientists with significant experience in mining, metallurgy and chemistry.

•	we required a significant amount of time to be devoted to our projects (most importantly at Clarkdale). Nanominerals was available to us nearly every day (at least 100 hours per month).

•
Nanominerals had available resources, such as outside scientific contacts whom the consultant could use to perform specific work (i.e. SEM specialists, metallurgists in certain specialized fields, etc.).

•
Nanominerals had instrumentation and laboratory facilities at its disposal, either to be able to prepare or provide technical presentations and coordinate technical due-diligence presentations to prospective investors.

•	Nanominerals was willing to provide the services to us on a month-to-month with the ability to terminate at any time.

Given the time commitment that we required and the general market rate for qualified consultants of approximately $500 per hour, anticipated monthly fees for the services that Nanominerals was to perform were estimated to be a minimum of $50,000.  Given these criteria, we believe that engaging Nanominerals to perform these services at the $30,000 monthly rate, plus expense reimbursement, has provided an advantage to us over other technical consultants.

During the years ended December 31, 2006, 2007 and 2008, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project.  In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities.  In 2006, Nanominerals began to invoice us for technical assistance, financing related activities and reimbursement of expenses.  For the year ended December 31, 2006, we incurred total fees and reimbursement of expenses to Nanominerals of $495,000 and $271,103, respectively.  For the year ended December 31, 2007, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $105,346, respectively.  For the year ended December 31, 2008, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $104,269, respectively. At December 31, 2008, we had an outstanding balance due to Nanominerals of $93,940.

Other Agreements with Nanominerals.  We currently have a verbal understanding with Nanominerals which provides us with the use of a patented halide leach (comprised of chloride and bromide) technology at the Clarkdale Slag Project site without a royalty.  The expiration date of the patent would have been October 28, 2014.  However, the US Patent and Trademark Office website indicates that the patent has expired for failure to pay maintenance fees on the patent, and, therefore, the patent is now in the public domain.  As a result of the expiration of the patent, we do not believe that we will need a formal agreement to use the technology at the Clarkdale Slag Project site.

Transactions with Verde River Iron Company and Harry B. Crockett

Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company.  VRIC is an affiliate of our director, Harry B. Crockett.  As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we: (i) paid $10,100,000 in cash to VRIC; and (ii) issued 16,825,000 shares of our common stock to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.  The $10,100,000 cash payment to VRIC consisted of (i) $9,900,000 in connection with the acquisition of Transylvania and (ii) $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

Under the terms of our 2007 agreements to acquire Transylvania with VRIC, we have the following continuing obligations:

•
we agreed to continue to pay VRIC $30,000 per month (which amount we had previously paid to VRIC under the Joint Venture Agreement since June 2005) until the earlier of: (i) the date that is 90 days after we receive a bankable feasibility study, or (ii) the tenth anniversary of the date of the execution of the letter agreement;

•	we have agreed to pay VRIC $6,400,000 within 90 days after we receive a bankable feasibility study;

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing 90 days after we receive a bankable feasibility study, and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  The minimum royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the percentage royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the minimum royalty remains payable, the combined minimum royalty and percentage royalty will not exceed $500,000; and

•
we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project after such time that we have constructed and are operating a processing plant or plants that are capable of processing approximately 2,000 tons of slag per day at the Clarkdale Slag Project.  The acquisition agreement does not include a specific provision with respect to the periods at the end of which “net cash flow” is measured, once the production threshold has been reached.  Therefore, the timing and measurement of specific payments may be subject to dispute.  The parties intend to negotiate a clarification of this provision in good faith before the production threshold has been reached.

We have recorded a liability for the $30,000 monthly payment commitment using imputed interest based on our best estimate of future cash flows.  The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and imputed interest of $1,128,813.  The expected term used was ten years, which represents the maximum term the VRIC liability is payable if the Project Funding Date does not occur by the tenth anniversary of the date of the execution of the letter agreement.  Actual payments made under the letter agreement subsequent to the acquisition have been made as follows:

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance

2/15/07 Discounted Acquisition Liability				$2,501,187

Quarter Ended 3/31/07	$60,000	$17,942	$42,058	2,459,129
Quarter Ended 6/30/07	90,000	48,910	41,090	2,418,039
Quarter Ended 9/30/07	90,000	48,082	41,918	2,376,121
Quarter Ended 12/31/07	90,000	47,239	42,761	2,333,360

2007 Totals	330,000	162,173	167,827	2,333,360

Quarter Ended 3/31/08	90,000	46,378	43,622	2,289,738
Quarter Ended 6/30/08	90,000	45,499	44,501	2,245,237
Quarter Ended 9/30/08	90,000	44,603	45,397	2,199,840
Quarter Ended 12/31/08	90,000	43,690	46,310	2,153,530

2008 Totals	$270,000	$136,480	$133,520	$2,199,840

Other than the total $30,000 monthly payment, which includes imputed interest as set forth in the table above, we have accounted for the payments that are dependent upon future events as contingent payments.  Upon meeting the contingency requirements described above, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2008 and 2007, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.  For the year ended December 31, 2008 we incurred total fees and reimbursement of expenses to the firm of $83,213 and $120, respectively. For the year ended December 31, 2007 we incurred total fees and reimbursement of expenses of $31,277 and $1,144, respectively.  At December 31, 2008, we had an outstanding balance due to the firm of $14,575.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties.  We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

We currently only have one independent director and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit additional independent persons to our Board of Directors.  We intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 14.          Principal Accountant Fees and Services

On February 16, 2007, we dismissed our independent registered public accounting firm, Kyle L. Tingle, CPA, LLC.  On March 12, 2007, our Audit Committee appointed Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as our independent auditors for the year ended December 31, 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation for the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$80,436	$66,000
Audit-Related Fees	-	29,917
Tax Fees	-	-
All Other Fees	34,643	-
Total	$115,079	$95,917

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$-	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	3,900	-
Total	$3,900	$-

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

PART IV

Item 15.          Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Articles of Incorporation, as amended and restated to date (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of US Warrant Certificate dated February 23, 2007, as amended (4)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007, as amended (4)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.6	Form of Warrant Certificate dated March 21, 2007, as amended (4)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007, as amended (4)
4.8	Form of subscription agreement for February 2007 private placement (US investors) (5)

4.9	Form of subscription agreement for February 2007 private placement (non-US investors) (5)
4.10	Form of subscription agreement for March 2007 private placement (non-US investors) (5)
10.1	2002 Nonqualified Stock Option Plan (6)
10.2	2003 Nonqualified Stock Option Plan (7)
10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (8)
10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (8)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (8)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (8)
10.7
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005 (8)

10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005 (8)
10.9
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005 (8)

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005 (8)
10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG (9)
10.11	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc. (9)
10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc. (9)
10.13	Extension Agreement dated effective June 22, 2005 among Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. (9)
10.14
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson (9)

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc. (9)
10.16
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson (9)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (9)
10.18	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (10)
10.19	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (11)
10.20	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (12)
10.21	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (11)
10.22	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (12)
10.23	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (13)
10.24	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (14)
10.25	2007 Stock Option Plan (15)
10.26	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (16)
10.27	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (17)
10.28	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005 (17)

10.29
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (17)

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (18)
10.31	Notice of Exercise Option (19)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (5)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (20)
10.34	Special Warranty Deed dated February 15, 2007 (20)
10.35	Bill of Sale dated February 15, 2007 (20)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (20)
10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (20)
10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (20)
10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian R. McNeil. (21)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (21)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (21)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (22)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(22)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(22)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(23)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (24)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (25)
10.49	General Contractor Agreement, dated May 4, 2007 (and addendums thereto) between the Company and Talson Corporation (26)
10.50	Engineering Services Agreement, dated April 4, 2006 (and addendum thereto) between the Company and Cimetta Engineering and Construction Co., Inc. (26)
10.51	Agreement for Architectural Services, dated November 14, 2005 (and addendum thereto) between the Company and Architecture Works Inc. (26)
10.52	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (1)
10.53	Independent Contractor Agreement with Donald Wohl, dated May 1, 2008 (1)
10.54	General Contractor Agreement, dated August, 2008 (and addendums thereto) between the Company and Talson Corporation (1)
14.1	Code of Ethics (27)
16.1	Letter re change in certifying accountant (28)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Independent Mining Consultants, Inc.
23.5	Consent of Arrakis, Inc.

23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay
23.8	Consent of Canadian Environmental & Metallurgical Inc.
23.9	Consent of SGS Lakefield Research Limited
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (27)
99.2	Disclosure Committee Charter (29)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on December 23, 2008.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 17, 2008.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on February 12, 2009.
(6)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(7)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(15)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(17)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2008.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(26)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-132929) filed on July 17, 2008.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K/A filed on February 26, 2007.
(29)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2009	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	March 16, 2009
Ian R. McNeil	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	March 16, 2009
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 16, 2009
Melvin L. Williams	(Principal Accounting Officer)

Director
Harry B. Crockett

/s/ ROBERT D. MCDOUGAL	Director	March 16, 2009
Robert D. McDougal

/s/ MARTIN B. ORING	Director	March 16, 2009
Martin B. Oring