Form 10-Q
period 2009-03-31
Searchlight Minerals Corp.
filed 2009-05-08
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

Yes ☐   No ☒

As of May 6, 2009, the registrant had 106,461,259 outstanding shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$4,731,935	$7,055,591
Prepaid expenses	164,949	251,414

Total current assets	4,896,884	7,307,005

Property and equipment, net	13,801,292	13,132,282
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	103,400	109,900

Total non-current assets	160,835,138	160,172,628

Total assets	$165,732,022	$167,479,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$841,763	$1,093,778
Accounts payable - related party	57,057	108,515
VRIC payable, current portion - related party	198,677	194,756
Capital lease payable, current portion	24,294	24,026

Total current liabilities	1,121,791	1,421,075

Long-term liabilities
VRIC payable, net of current portion - related party	1,907,610	1,958,774
Capital lease payable, net of current portion	34,117	40,291
Deferred tax liability	49,874,268	50,455,361

Total long-term liabilities	51,815,995	52,454,426

Total liabilities	52,937,786	53,875,501

Commitments and contingencies - Note 12	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 106,361,259 and 105,854,691 shares,
respectively, issued and outstanding	106,361	105,854
Additional paid-in capital	127,024,412	126,854,760
Accumulated deficit during exploration stage	(14,336,537)	(13,356,482)

Total stockholders' equity	112,794,236	113,604,132

Total liabilities and stockholders' equity	$165,732,022	$167,479,633

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	312,334	114,518	5,351,018
Mineral exploration and evaluation
expenses - related party	90,000	90,000	1,305,000
Administrative - Clarkdale site	232,688	235,140	1,888,549
General and administrative	733,043	591,851	6,851,212
General and administrative - related party	22,202	16,403	137,956
Depreciation	181,959	15,123	289,038

Total operating expenses	1,572,226	1,063,035	15,822,773

Loss from operations	(1,572,226)	(1,063,035)	(15,822,773)

Other income (expense):
Rental revenue	7,540	9,300	79,670
Loss on equipment disposition	(1,542)	-	(6,068)
Interest expense	(694)	(950)	(6,184)
Interest and dividend income	5,774	98,360	600,958

Total other income (expense)	11,078	106,710	668,376

Loss before income taxes	(1,561,148)	(956,325)	(15,154,397)

Income tax benefit	581,093	363,629	4,961,028

Loss from continuing operations	(980,055)	(592,696)	(10,193,369)

Discontinued operations:
Loss from discontinued operations	-	-	(4,143,168)

Net loss	$(980,055)	$(592,696)	$(14,336,537)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	106,268,024	101,430,625

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	105,854,691	$105,854	$126,854,760	$(13,356,482)	$113,604,132

Issuance of common stock
for cash, $0.25 per share
exercise of nonemployee stock options	400,000	400	99,600	-	100,000

Issuance of common stock
for cash, $0.25 per share
exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options
issued to director over
vesting period	-	-	19,149	-	19,149

Issuance of common stock
for directors' compensation	6,568	7	17,993	-	18,000

Issuance of stock options
for directors' compensation	-	-	8,010	-	8,010

Net loss March 31, 2009	-	-	-	(980,055)	(980,055)

Balance, March 31, 2009	106,361,259	$106,361	$127,024,412	$(14,336,537)	$112,794,236

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(980,055)	$(592,696)	$(14,336,537)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(980,055)	(592,696)	(10,193,369)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	181,959	15,123	289,038
Stock based expenses	45,159	18,859	1,139,663
Loss on disposition of fixed assets	1,542	-	7,417
Amortization of prepaid expense	57,413	43,222	411,739
Allowance for bond deposit recovery	-	-	180,500
Changes in operating assets and liabilities:
Other current assets	29,052	(24,062)	(576,688)
Other assets	600	-	(289,800)
Accounts payable and accrued liabilities	(303,473)	(144,275)	173,262
Deferred income taxes	(581,093)	(363,629)	(4,961,028)

Net cash used in operating activities	(1,548,896)	(1,047,458)	(13,819,266)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest	(42,757)	(46,378)	(385,099)
Purchase of property and equipment	(803,854)	(1,393,584)	(12,950,958)

Net cash used in investing activities	(846,611)	(1,439,962)	(24,343,296)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	125,000	7,713,500	43,664,501
Stock issuance costs	-	-	(677,570)
Principal payments on capital lease payable	(5,906)	(5,650)	(57,827)
Principal payments on deferred purchase liability	(47,243)	(43,622)	(394,901)
Proceeds from subscribed stock	-	-	360,000

Net cash provided by financing activities	71,851	7,664,228	42,894,203
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH	(2,323,656)	5,176,808	4,731,935

CASH AT BEGINNING OF PERIOD	7,055,591	12,007,344	-

CASH AT END OF PERIOD	$4,731,935	$17,184,152	$4,731,935

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$694	$950	$53,507

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$84,727	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$7,588,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$53,584,304

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,200,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 100,000 shares at $0.72	$-	$-	$72,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2008 of Searchlight Minerals Corp. (the “Company”).

The interim financial statements present the balance sheet, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008.

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

Going concern - The Company incurred cumulative net losses of $14,336,537 from operations as of March 31, 2009 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”.  Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.  If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $42,757 and $46,378 for the three months ended March 31, 2009 and 2008, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2009 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2009 and 2008 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 22,165,458 and 24,430,625, respectively.

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

New accounting pronouncements – In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting period ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, was issued to provide additional guidance for estimating the fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In April 2009, FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This FSP amends the guidance in FASB Statement No. 141 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. This FSP eliminates the requirements to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for the Company’s fiscal year ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The adoption of this statement had no material effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard  No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of this statement had little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Furniture and fixtures	$36,740	$35,813
Lab equipment	216,012	2,804
Computers and equipment	51,866	50,253
Income property	309,750	309,750
Construction in progress	5,268,205	12,289,996
Capitalized interest	385,100	342,343
Vehicles	38,175	38,175
Demo module building	6,495,881	--
Site improvements	1,082,819	--
Site equipment	203,242	168,949
	14,087,790	13,238,083
Less accumulated depreciation	286,498	105,801

	$13,801,292	$13,132,282

Depreciation expense was $181,959 and $15,123 for the three months ended March 31, 2009 and 2008, respectively.

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

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by EITF 04-03 paragraph 2 and EITF 98-11, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties were based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Slag Project, which has been capitalized as a tangible asset in accordance with EITF 04-02. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Slag Project.

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

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$120,766,877
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Total	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2009 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2009 mineral properties balance was $16,947,419.

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

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada. As of March 31, 2009, the recovery of the reclamation bond is uncertain, therefore the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

The mining claims are capitalized as tangible assets in accordance with EITF 04-02.  Upon completion of a bankable feasibility study, the claims will be amortized using the unit-of-production method over the life of the claim.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2009 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008

Trade accounts payable	$801,106	$1,080,115
Accrued compensation and related taxes	24,090	7,546
Accrued property taxes	13,250	--
Other	3,317	6,117
	$841,763	$1,093,778

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. Capital lease payable consisted of the following at March 31, 2009 and December 31, 2008,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	March 31, 2009	December 31, 2008
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$58,411	$64,317

					58,411	64,317
Capital lease payable, current portion					(24,294)	(24,026)

Capital lease payable, net of current portion					$34,117	$40,291

The following table represents future minimum lease payments on capital lease payable for each of the twelve month periods ending March 31,

2010	$26,401
2011	26,401
2012	8,800
2013	--
Thereafter	--

Total future minimum lease payments	$61,602
Imputed interest	(3,191)

Present value of future minimum lease payments	$58,411

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at March 31, 2009 and December 31, 2008,

	March 31, 2009	December 31, 2008

Site Equipment	$116,239	$116,239
Accumulated amortization	(53,276)	(46,011)

	$62,963	$70,228

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending March 31,

2010	$198,677
2011	215,167
2012	233,026
2013	252,367
2014	273,313
Thereafter	933,737

2,106,287

VRIC payable, current portion	198,677

VRIC payable, net of current portion	$1,907,610

The acquisition agreement also contains payment terms which are based on Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 12.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009 the Company’s stockholders’ equity activity consisted of the following:

a)
On March 31, 2009, the Company awarded and issued 3,284 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

c)
On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of February 16, 2009.

9.	STOCK OPTION PLAN AND WARRANTS

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

During the three months ended March 31, 2009, the Company granted stock options as follows:

a)
On March 31, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 6,569 shares of common stock at $2.74 per share. The options were granted to an independent director for directors’ compensation are fully vested and expire on March 31, 2014.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Expenses for the three months ended March 31, 2009 and 2008 related to vesting and granting of stock options were $27,159 and $859, respectively and are included in general and administrative expense.

Stock options – During the three months ended March 31, 2009 the Company granted stock options to a director totaling 6,569, with a weighted average exercise price of $2.74 per share. As of March 31, 2009 stock options outstanding totaled 3,016,862 with a weighted average exercise price of $1.13 per share.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	3,560,293	$1.02
Options granted and assumed	6,569	2.74
Options expired	(50,000)	2.40
Options cancelled	--	--
Options exercised	(500,000)	0.25

Balance, March 31, 2009	3,016,862	$1.13

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2009

Dividend yield	--
Expected volatility	72.67%
Risk-free interest rate	1.67%
Expected life (years)	5

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

The Company estimated expected volatility using the historical volatility levels of the Company’s common stock.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over equivalent lives of the options.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the three months ended March 31, 2009:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	200,000	$0.79
Options granted	--	--
Options vested	--	--
Options cancelled	--	--

Unvested, March 31, 2009	200,000	$0.79

As of March 31, 2009, there was $119,005 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2009 - $49,491, 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

The following table summarizes information about options granted during the three months ended March 31, 2009:

Number of Options Granted During 2009	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
6,569	Equals	$2.74		$2.74	$1.22
--	Exceeds	$--	$	-- to --	$--
--	Less Than	$--	$	-- to --	$--

6,569	Equals	$2.74		$2.74	$1.22

Stock options/warrants – During the three months ended March 31, 2009 the Company did not grant any stock warrants.

During the three months ended March 31, 2009 the Company issued stock options for 6,569 shares of common stock to a director with an exercise price of $2.74 per share.

The following table summarizes information about options/warrants granted during the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	22,602,680	$1.11
Options/warrants granted and assumed	6,569	2.74
Options/warrants expired	(50,000)	2.40
Options/warrants cancelled	--	--
Options/warrants exercised	(500,000)	0.25

Balance, March 31, 2009	22,059,249	$1.12

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

Commercial Building – Lease

CML rents commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are month-to-month. Rent under these agreements was on average $813 per month.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2009 and 2008,

	March 31, 2009	March 31, 2008

Income tax benefit based on statutory tax rate	$(606,916)	$(363,406)
Non-deductible and other	1,002	661
Change in valuation allowance	24,821	(884)

Income tax benefit	$(581,093)	$(363,629)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Deferred income tax assets:

Net operating loss carryforward	$5,283,062	$4,742,104
Option compensation	359,732	349,412
Reclamation bond	68,590	68,590
Property, plant & equipment	40,135	--

Gross deferred income tax asset	5,751,519	5,160,106
Valuation allowance	(428,322)	(403,501)
	5,323,197	4,756,605
Deferred income tax liabilities:

Property, plant & equipment	--	14,501
Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$49,874,268	$50,455,361

A valuation allowance for deferred tax related to option compensation and reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2009 and December 31, 2008.

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

The Company had cumulative net operating losses of approximately $13,902,796 and $12,483,860 as of March 31, 2009 and December 31, 2008, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2029.

The Company had cumulative net operating losses of approximately $6,387,568 and $5,325,778 as of March 31, 2009 and December 31, 2008, respectively for state income tax purposes. The state net operating loss carryforwards will be expiring between 2013 and 2015.

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

Rental expense, resulting from this operating lease agreement, approximated $14,700 for each of the three months ended March 31, 2009 and 2008, respectively.

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

Development agreement – In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road.  The purpose of the road is to provide the Company with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project.  The construction of the road is a required infrastructure improvement under the terms of the Company’s conditional use permit with the Town of Clarkdale.  The Town of Clarkdale approved the development agreement on January 9, 2009.

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and the remaining two contingencies with respect to the effectiveness of the development agreement are beyond the Company’s control.

Under the development agreement, the Company is obligated to complete the development of the road within two years after the effective date of the agreement.  If the Company does not complete the road within the two year period, the Company may lose the conditional use permit from the Town of Clarkdale.  Further, as a condition of the Company’s developing any of the Company’s property that is adjacent to the Clarkdale Slag Project, the Company will be required to construct additional enhancements to the road. The Company will have ten years from the start of construction on the road in which to complete the additional enhancements.  However, the Company does not currently have any defined plans for the development of the adjacent property.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES (continued)

The Company estimates that the initial cost of construction of the road will be approximately $3,500,000 and that the cost of the additional enhancements will be approximately $1,200,000.  The Company will be required to fund the costs of this construction.  Based on the uncertainty of the timing of these contingencies, the Company has not included these costs in current operating plans or budgets.  However, the Company will require additional project financing or other financing in order to fund the construction of the road and the additional enhancements.  There are no assurances that the Company will be able to obtain additional financing in an amount sufficient to meet the Company’s needs or on terms that are acceptable to the Company.  The failure to complete the road and the additional enhancements in a timely manner under the development agreement would have a material adverse effect on the Clarkdale Slag Project and operations.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. To date, the Company has not experienced a material loss or lack of access to its cash accounts; however no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2009, the Company had deposits in excess of FDIC insured limits in the amount of $4,273,191. Subsequent to quarter end, the Company placed substantial portion of its cash balances in a checking account fully guaranteed by the FDIC for the entire amount in the account.

14.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2009, the Company purchased services from two major vendors, Baker & Hostetler LLP and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $257,519 and $296,754, respectively.

15.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and Searchlight Claims project.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2009, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $31,782, respectively. At March 31, 2009, the Company had an outstanding balance due to NMC of $34,855.

During the three months ended March 31, 2009, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  The Chief Financial Officer of the Company is affiliated with CMOW.

The Company incurred total fees to CMOW of $22,202 for the three months ended March 31, 2009.  At March 31, 2009, the Company had an outstanding balance due to CMOW of $22,202.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.”  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties.  There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2009 and changes in our financial condition from our year ended December 31, 2008.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Clarkdale Slag Project

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day.   During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module.  Also in 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 121 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility. In the first two quarters of 2009, we have been executing our plan of operation on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold and silver extraction that would support the economic feasibility of a commercial production facility.

Figure 1. Production Module Outline

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

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuits as well as the leaching and extraction of precious metals (gold and silver).  To date, our internal laboratory testing has reflected consistent levels of extractable precious metals in pregnant leach solutions from the Clarkdale slag material.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.  We have engaged Mountain States R&D International, Inc., an independent engineering firm, to analyze, in accordance with chain-of-custody standards, the internal operating results of the gold circuit, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel where we expect that each subsequent module would be comparable in technology and scale  to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of developing our initial production module was approximately $12,000,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  We anticipate the first stage of the feasibility evaluation of the production module to begin during the second quarter of 2009.

We have budgeted $2,400,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study. A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion will be made once the first production module is operational and its results are analyzed.

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

On March 23, 2009, we submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue.  In the new Plan of Operations, we have requested permission to drill eighteen drill holes on the project area.  On April 16, 2009, we received a comment letter from the BLM regarding our Plan of Operations, which included a request to clarify the storage of petroleum based products for the drill rig, a list of materials to be stored onsite with regard to the “Preventative Maintenance,” a seed mix cost estimate, the location and amount of land required to stockpile the topsoil used to salvage the cacti and yucca at each drill site, and the coordinates of each drill location.  We intend to submit out answers the BLM’s questions in May 2009.

There is no regulatory time frame for the BLM to review our Plan of Operation.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.  Further, although we are still following through with our appeal regarding the closing of our Notice of Intent, we determined that, due to the standard lengthy time required to have a Plan of Operations approved by the BLM and should we be unsuccessful with our appeal, it would be prudent to begin the approval process immediately by filing a new Plan of Operations.

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

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  At April 30, 2009, we had cash reserves in the amount of approximately $4,000,000.  This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $1,300,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the remaining three quarters of our 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our plan also includes anticipated expenditures of approximately $6,000,000 on Phase II of our Clarkdale Slag Project, subject to funding availability. We will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,400,000
Legal and Accounting Expenses	$800,000
Consulting Services	$500,000

SUBTOTAL	$2,700,000

Clarkdale Slag Project

Production Module Operation	$1,900,000
Feasibility Study	$500,000

SUBTOTAL	$2,400,000

Searchlight Gold Project
Metallurgical Testing and Pre-Feasibility Program	$100,000
Permitting	$100,000

SUBTOTAL	$200,000

TOTAL	$5,300,000

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

We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.”  Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.  If we do not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

Capitalized interest cost - We capitalize interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of this project.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

Exploration costs – Mineral exploration costs are expensed as incurred.

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation.  Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2009 exploration on these properties is progressing in accordance with our plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When we determine SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended March 31,
	2009	2008	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,572,226)	(1,063,035)	47.9%
Rental Revenue	7,540	9,300	(18.9	) %
Interest and Dividend Income	5,774	98,360	(94.1	) %
Interest expense	(694)	(950)	(26.9	) %
Loss on equipment disposition	(1,542)	-	n/a
Income tax benefit	581,093	363,629	59.8%
Net Loss	$(980,055)	$(592,696)	65.4%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the quarter ended March 31, 2009.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2009	2008	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$312,334	$114,518	172.7%
Mineral exploration and evaluation expenses – related party	90,000	90,000	0.0%
Administrative – Clarkdale site	232,688	235,140	(1.0)%
General and administrative	733,043	591,851	23.9%
General and administrative – related party	22,202	16,403	35.6%
Depreciation	181,959	15,123	1103.2%
Total Operating Expenses	$1,572,226	$1,063,035	47.9%

Operating expenses increased by 47.9% to $1,572,226 during the three month period ended March 31, 2009 from $1,063,035 during the three month period ended March 31, 2008.  Operating expense increased during the three month period ended March 31, 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses, site administrative expenses for increased staffing during construction, increase in depreciation expense, and mineral exploration and evaluation expenses.

General and administrative expenses increased by 23.9% to $733,043 during the three month period ended March 31, 2009 from $591,851 during the three month period ended March 31, 2008.  General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the preparation of our 2008 annual report on Form 10-K, the preparation of our registration statement on Form S-1, and legal and accounting fees; (ii) increased expenses related to the administration of the Clarkdale Slag Project site during construction, which are expected to continue as construction progresses; and (iii) increased director compensation due to expansion of our board of directors. We anticipate operating expenses to continue to increase if we grow our business operations.

Included in general and administrative expenses for the three month period ended March 31, 2009 and 2008 were compensation expenses related to the option vesting and option grants of $27,159 and $859, respectively.

On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan. On June 15, 2007, our stockholders approved the 2007 Plan. As of March 31, 2009, 321,162 options have been granted under the 2007 Plan with an exercise price ranging from $1.45 to $2.74 per share.

In addition, we incurred $22,202 and $16,403 during the three month periods ended March 31, 2009 and 2008, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the three month period ended March 31, 2009 as compared to 2008 as a result of the preparation of our registration statement on Form S-1 and the completion of the first time filing of the Arizona Business Personal Property Statement. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.

Mineral exploration and evaluation expenses increased to $312,334 during the three month period ended March 31, 2009 from $114,518 during the three month period ended March 31, 2008.  Mineral exploration and evaluation expenses increased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

Included in mineral exploration and evaluation expenses were the amounts of $90,000 and $90,000 paid during the three month period ended March 31, 2009 and 2008, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentation to potential investors in connection with the exploration and development of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration and development of our mineral projects.

Depreciation expense increased to $181,959 during the three month period ended March 31, 2009 from $15,123 during the three month period ended March 31, 2008.  Depreciation expense increased primarily because a substantial portion of property and equipment that was previously reported as construction in progress was placed in service during the three month period ended March 31, 2009.

For the three month period ended March 31, 2009, we purchased services from two major vendors, Baker & Hostetler LLP, our legal counsel, and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $257,519 and $296,754, respectively.  For the three month period ended March 31, 2008, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $319,374.

Other Income and Expenses

Total other income decreased to $11,078 during the three month period ended March 31, 2009 from $106,710 during the three month period ended March 31, 2008.  The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

During the three month period ended March 31, 2009, we received incidental rental revenue of $7,540 compared to $9,300 for the same period in 2008 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at an average rate of $813 per month. The lease arrangements are on a month to month basis with no formal agreements.

Income Tax Benefit

Income tax benefit increased to $581,093 for the three months period ended March 31, 2009 from $363,629 during the three month period ended March 31, 2008.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended March 31, 2009 from the three month period ended March 31, 2008.

Net Loss

The aforementioned factors resulted in a net loss of $980,055, or $0.01 per common share, for the three month period ended March 31, 2009, as compared to a net loss of $592,696, or $0.01 per common share, for the three month period ended March 31, 2008.

As of March 31, 2009 and December 31, 2008, we had cumulative net operating loss carryforwards of approximately $13,902,796 and $12,483,860, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2029.

  We had cumulative state net operating losses of approximately $6,387,568 and $5,325,778 as of March 31, 2009 and December 31, 2008, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2013 and 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2008, we conducted the following private placements of our securities:

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

Working Capital

The following is a summary of our working capital at March 31, 2009 and December 31, 2008:

	At March 31, 2009	At December 31, 2008	Percent Increase/(Decrease)
Current Assets	$4,896,884	$7,307,005	(33.0	) %
Current Liabilities	(1,121,791)	(1,421,075)	(21.1	) %
Working Capital	$3,775,093	$5,885,930	(35.9	) %

As of March 31, 2009, we had an accumulated deficit of $14,336,537. As of March 31, 2009, we had working capital of $3,775,093, compared to working capital of $5,885,930 as of December 31, 2008. The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by the sales of our common stock in 2009. Cash was $4,731,935 as of March 31, 2009, as compared to $7,055,591 as of December 31, 2008.  Property and equipment increased to $13,801,292 as of March 31, 2009 from $13,132,282 as of December 31, 2008.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $49,874,268 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2009	2008	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,548,896)	$(1,047,458)	47.9%
Cash Flows Used in Investing Activities	(846,611)	(1,439,962)	(41.3	) %
Cash Flows Provided by Financing Activities	71,851	7,664,228	(99.1	) %
Net Change in Cash During Period	$(2,323,656)	$5,176,808	(144.9	) %

Net cash used in operating activities. Net cash used in operating activities increased to $1,548,896 during the three month period ended March 31, 2009 from $1,047,458 during the three month period ended March 31, 2008.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $581,093.

Net cash used in investing activities. We used $846,611 in investing activities during the three month period ended March 31, 2009, as compared to $1,439,962 during the three month period ended March 31, 2008.  The decrease in the three month period ended March 31, 2009 was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project which decreased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

Net cash provided by financing activities. Net cash provided by financing activities was $71,851 for the three month period ended March 31, 2009 compared to $7,664,228 for the three month period ended March 31, 2008.  Net cash provided by financing activities during the three month period ended March 31, 2009 primarily resulted from the receipt of $125,000 from the exercise of stock options. Net cash provided by financing activities during the three month period ended March 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  As of April 30, 2009, we had cash reserves in the amount of approximately $4,000,000.

This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $1,300,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the remaining three quarters of our 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting period as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 and APB 28-1 is effective for interim reporting period ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2009, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance for estimating the fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2009, FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends the guidance in FASB Statement No. 141 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonable estimated. If fair value of such asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” This FSP eliminates the requirements to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. This FSP also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for fiscal years beginning January 1, 2009 and is to be applied prospectively. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for fiscal years beginning January 1, 2009 and will be applied retrospectively to all periods presented.  The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for fiscal years beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections.” However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The adoption of this statement has had no material effect on our consolidated financial position, results of operations, and disclosures.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.”  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for fiscal years beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009.  The adoption of this statement had little or no effect on our consolidated financial position, results of operations, and disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $4,731,935 at March 31, 2009 and $7,055,591 at December 31, 2008.  Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2009, we issued 400,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share. These securities were issued pursuant to Section 4(2) of the Securities Act.

On January 30, 2009, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On March 31, 2009, we issued 6,568 shares of our common stock and options to purchase up to 6,569 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.74 per share with respect to the 6,568 shares, and an exercise price of $2.74 per share with respect to the 6,569 stock options, each being the closing price of our common stock on March 31, 2009, the last trading day of the first quarter of 2009.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 8, 2009	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)