Form 10-Q/A
period 2005-03-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
TO
Form 10-QSB
ON
Form 10-Q/A

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

Yes ☐      No ☒

As of July 6, 2009, the registrant had 106,468,637 outstanding shares of common stock.

Explanatory Note

On November 8, 2007, the management of Searchlight Minerals Corp. (“Searchlight”, the “Company”, or as used in the context of “we”, “us” or “our”) concluded that our audited financial statements for the years ended December 31, 2006 and 2005, and our unaudited interim financial statements for the periods ended March 31, 2005 through June 30, 2007 needed to be restated and should not be relied upon.

On May 5, 2008, our management concluded that our audited financial statements for the year ended December 31, 2007, and our unaudited interim financial statements for the period ended September 30, 2007 needed to be restated and should not be relied upon.

This Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2005 (the “2005 First Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, and the period from January 14, 2000 (date of inception) through March 31, 2005.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

We have restated certain items on our balance sheets and statements of operations.  On our balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania International, Inc.  (“Transylvania”).  Our statements of operations have been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.  Our statement of operations for the year ended December 31, 2006 has been restated to reclassify foreign currency translation adjustments to general and administrative expense.  Related to this issue, our balance sheet for the period ended December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

Searchlight Claims - We initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134.  The Searchlight Gold Project mineral properties have been restated in the financial statements to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005, 1,400,000 shares at $2.20 on July 27, 2006 and 1,400,000 shares at $3.22 on June 29, 2007 at the market values on the dates of issuance.  The impact of this restatement had the following impact on our balance sheets for the periods ended September 30, 2005 through December 31, 2006 and our consolidated balance sheets for the periods ended March 31, 2007 through December 31, 2007:

•
increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308 for the periods ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006.

•
cumulative increase to the mineral asset by $3,530,000 for the shares issued and by $1,774,156 for the deferred future income tax liability assumed for a total increase of $5,304,156 for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

•
cumulative increase to the mineral asset by $8,038,000 for the shares issued and by $4,537,124 for the deferred future income tax liability assumed for a total increase of $12,575,124 for the period ended June 30, 2007.

•
increasing the mineral asset by $450,000 for the shares issued on July 7, 2005 and by $242,308 for the related deferred tax liability assumed and by $385,846 for the recomputation of deferred tax liability as a result of the Clarkdale Slag Project restatement for a total increase of $1,078,154 for the period ended September 30, 2007.

•	increasing the mineral asset by $1,182,594 for the recomputation of the deferred tax liability as a result of the Clarkdale Slag Project restatement for the period ended December 31, 2007.

Joint Venture Agreement - During the second quarter of 2008, we also determined that the accounting treatment for the 12,000,000 warrants issued to Nanominerals Corp. (“Nanominerals”) and its designates in connection with the assignment of the option for the Clarkdale Slag Project approved on June 1, 2005 was not appropriate.  We have assigned a value to the warrants of $1,310,204 by using the sales price of shares of common stock issued in connection with a private placement conducted at the time the warrants were issued.  The adjustment also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.  Nanominerals is one of our principal stockholders, and is an affiliate of two members of our executive management and board of directors, Ian R. McNeil and Carl S. Ager.

The value of the warrants, as restated, was computed using the binomial lattice method based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	9.6

This restatement had the effect of increasing the joint venture and merger option agreements by $1,918,481 on our balance sheets for the periods ended September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

Clarkdale Slag Project – On February 15, 2007, we entered into an agreement and plan of merger with Transylvania. Pursuant to the agreement Transylvania merged with and into our wholly owned subsidiary, Clarkdale Minerals LLC. This agreement superseded the original Clarkdale Slag Project option assignment. During the second quarter of 2008, we identified certain errors in our previously issued financial statements related to our purchase accounting treatment of the acquisition of Transylvania, and the resultant computation of future deferred income tax liability assumed.  We have restated certain items on our consolidated balance sheets and statements of operations as follows:

•
amounts recorded for the Clarkdale Slag Project on our consolidated balance sheets have been restated to reflect changes to the purchase accounting of the acquisition of Transylvania based on the acquisition agreement and the recomputation of the value of the 12,000,000 warrants issued to Nanominerals Corp., and its designates in connection with the assignment of the option for the Clarkdale Slag Project.  The amount recorded for the Clarkdale Slag Project was also affected by the recomputation of the deferred future federal and state income tax liability in connection with our acquisition of the Clarkdale Slag Project.

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

•
our consolidated statement of operations for each of the periods ended March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 has been restated to reflect the recomputation of the tax benefits related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project.  There was no other impact on the results of operations.

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

The restatement had the following impact on our balance sheets for the periods ended March 31, 2007 through December 31, 2007:

•
increasing the acquisition cost of the Slag Project by $1,918,481 for the warrants issued in connection with the option assignment and by $14,925,422 for the deferred tax liability assumed and decreasing the acquisition cost by $7,546,217 for the contingent payment terms for a total increase of $9,297,686 for the periods ended March 31, 2007 and June 30, 2007.

•
increasing the acquisition cost of the Slag Project by $1,918,481 for the warrants issued in connection with the option assignment and by $10,801,018 for the deferred tax liability assumed and decreasing the acquisition cost by $7,546,217 for the contingent payment terms for a total increase of $5,173,282 for the period ended September 30, 2007.

•
increasing the acquisition cost of the Slag Project by $1,918,481 for the warrants issued in connection with the option assignment and decreasing the acquisition cost by $4,121,755 for the deferred tax liability assumed and by $7,546,217 for the contingent payment terms for a total decrease of $9,749,491 for the period ended December 31, 2007.

The original terms of the underlying purchase agreement were unchanged and this adjustment had no effect on the acquisition agreement.

Discontinued Operations - The statements of operations from the date of inception through the periods ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006 and the consolidated statements of operations from the date of inception through the periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 have been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, we announced that we were changing our business from biotechnology to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

Foreign Currency Translation Reclassification - The statement of operations for the year ended December 31, 2006, has been restated to reclassify foreign currency translation adjustment as general and administrative expense.  Foreign currency translation adjustment was related to translation of accounts payable assumed as part of our change of business in 2005.  This restatement had the impact of increasing net loss and eliminating other comprehensive loss for the year ended December 31, 2006 by $11,769.  Related to the same issue, the balance sheet at December 31, 2006 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during exploration stage.  These restatements had the impact of eliminating accumulated other comprehensive loss and increasing accumulated deficit during exploration stage at December 31, 2006 by $121,606.

The restatements had no impact on our cash or cash flows.

A description of the restatements made to our financial statements is provided at Note 5 to the  financial statements included with this report.

This Form 10-Q/A sets forth the 2005 First Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2005 First Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2005 First Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2005 First Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2005 First Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2005 First Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2005 First Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	March 31, 2005	December 31, 2004
	(restated)
ASSETS

Current assets
Cash	$53,654	$295

Total current assets	53,654	295

Property and equipment, net	—	1,349
Deposit on mineral property claims	19,572	—

Total non-current assets	19,572	1,349

Total assets	$73,226	$1,644

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$957,459	$976,316
Convertible debt - related party	—	300,000
Loan payable - related party	404,054	409,345
Loan payable	100,000	—

Total liabilities	1,461,513	1,685,661

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares
authorized, 19,150,000 and 54,150,000 shares,
respectively, issued and outstanding	19,150	54,150
Additional paid-in capital	2,993,771	2,525,709
Accumulated deficit during exploration stage	(4,401,208)	(4,263,876)

Total stockholders' deficit	(1,388,287)	(1,684,017)

Total liabilities and stockholders' deficit	$73,226	$1,644

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Three Months Ended		Through
	March 31, 2005	March 31, 2004	March 31, 2005
	(restated)		(restated)

Revenue	$—	$—	$—

Operating expenses
General and administrative	161,480	—	161,480

Total operating expenses	161,480	—	161,480

Loss from continuing operations	(161,480)	—	(161,480)

Discontinued operations:
Gain (loss) from discontinued operations	24,148	(150,344)	(4,239,728)

Net loss	$(137,332)	$(150,344)	$(4,401,208)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	$—
Gain (loss) from discontinued operations	0.001	(0.003)

Net loss	$(0.00)	$(0.003)

Weighted average common shares outstanding -
Basic and diluted	35,094,444	54,150,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED) (RESTATED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, January 14, 2000	—	$—	$—	$—	$—

Issuance of common stock (recapitalized)	25,000,000	25,000	—	(24,999)	1

Net loss	—	—	—	(231,969)	(231,969)

Balance, December 31, 2000	25,000,000	25,000	—	(256,968)	(231,968)

Issuance of common stock in
reverse merger	5,150,000	5,150	—	(5,150)	—

Net loss	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	30,150,000	30,150	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	1,037,126

Beneficial conversion feature
associated with convertible debt	—	—	300,000	—	300,000

Net loss	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	30,150,000	30,150	1,337,126	(2,279,560)	(912,284)

Debt exchanged for common stock	24,000,000	24,000	1,176,000	—	1,200,000

Deferred compensation	—	—	12,583	—	—

Amortization of deferred
compensation	—	—	—	—	10,387

Net loss	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	54,150,000	54,150	2,525,709	(3,563,432)	(985,769)

Amortization of deferred
compensation	—	—	—	—	2,196

Net loss				(700,444)	(700,444)

Balance, December 31, 2004	54,150,000	54,150	2,525,709	(4,263,876)	(1,684,017)

Issuance of stock options for
500,000 shares of common stock
to two officers	—	—	133,062	—	133,062

Issuance of stock options for
250,000 shares of common stock
in satisfaction of debt	—	—	300,000	—	300,000

Return and cancellation of
35,000,000 shares of common stock	(35,000,000)	(35,000)	35,000	—	—

Net loss (restated)				(137,332)	(137,332)

Balance, March 31, 2005 (restated)	19,150,000	$19,150	$2,993,771	$(4,401,208)	$(1,388,287)

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the Three Months Ended		through
	March 31, 2005	March 31, 2004	March 31, 2005
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,332)	$(150,344)	$(4,401,208)
Deduct: Gain (loss) from discontinued operations	24,148	(150,344)	(4,239,728)
Loss from continuing operations	(161,480)	—	(161,480)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Stock based expenses	133,062	—	133,062
Loss on disposition of fixed assets	1,349	—	1,349

Net cash used in operating activities	(27,069)	—	(27,069)
Net cash used in operating activities from discontinued operations	—	(107,963)	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(19,572)	—	(19,572)

Net cash used in investing activities	(19,572)	—	(19,572)
Net cash used in investing activities from discontinued operations	—	(4,448)	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds/payments on loan payable	100,000	—	100,000

Net cash provided by financing activities	100,000	—	100,000
Net cash provided by financing activities from discontinued operations	—	112,930	3,384,237

NET CHANGE IN CASH	53,359	519	53,654

CASH AT BEGINNING OF PERIOD	295	18,198	—

CASH AT END OF PERIOD	$53,654	$18,717	$53,654

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$300,000	$—	$1,500,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Searchlight Minerals Corp. (formerly Phage Genomics, Inc). (the “Company”).

The interim financial statements present the balance sheets, statements of operations, stockholders’ deficit, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 5) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004.

Description of business – The Company is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties.  Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK.  On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with us with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc

In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered an exploration stage enterprise. Also in connection with its corporate restructuring, its board of directors approved a change in its name from “Phage Genomics, Inc.” to "Searchlight Minerals Corp.” effective June 23, 2005.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $4,401,208 from operations as of March 31, 2005 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2005 and 2004 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 408,333 and 0, respectively.

Expenses of offering – The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, (“SFAS 109”), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

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

New accounting pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

2.	LOAN PAYABLE

As of March 31, 2005, loan payable totaling $100,000 consisted of borrowings from an unrelated party which is unsecured, due on demand and bears no interest.

3.	STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2005, the Company’s stockholders’ activities consisted of the following:

a)
On February 10, 2005, the Company issued an irrevocable stock option to purchase 250,000 shares of the Company at $0.50 per share expiring on February 10, 2010 to settle the convertible debt balance of $300,000.

b)
On February 10, 2005, the Company granted two directors an irrevocable stock option to purchase 250,000 shares each of the Company at $0.50 per share expiring two years after the director resigns from the Company.   The fair value under the Binomial Lattice option pricing model totaled $133,062 which was recorded as an expense as of March 31, 2005.

c)	On February 11, 2005, 35,000,000 shares of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

d)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

4.	RELATED PARTY TRANSACTIONS

In February 2005, the Company reorganized from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties.  In connection with the reorganization, the Company entered into mineral options agreements to acquire an interest in twenty mineral claims (“Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals, an entity controlled by a shareholder of the Company, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims.

As of March 31, 2005, loans payable to related parties totaling $404,054 consists of borrowings from former officers and directors of the Company. The balances bear no interest, are unsecured, and are due on demand.

As of December 31, 2004, loans payable to related parties totaling $409,345 consists of borrowings from the former officer and director of the Company.  The balances bear no interest, are unsecured, and are due on demand.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

5.	RESTATEMENT

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three months ended March 31, 2005, has been restated to reclassify $24,148 of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations.

The following table summarizes the balance sheet of the Company as of March 31, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
March 31, 2005	As Reported	Adjustments		As Restated

Total assets	$73,226	$—		$73,226
Total liabilities	1,461,513	—		1,461,513
Additional paid-in capital	3,314,642	(320,871)	a	2,993,771
Accumulated other comprehensive loss	(206,397)	206,397	b	—
Accumulated deficit during exploration stage	(4,515,682)	114,474	a,b	(4,401,208)
Total stockholders' deficit	(1,388,287)	—		(1,388,287)
Total liabilities and stockholders' deficit	$73,226	$—		$73,226

The following table summarizes the statement of operations for the three months ended March 31, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended March 31, 2005	As Reported	Adjustments		As Restated

General and administrative	$482,351	$(320,871)	a	$161,480
Total operating expenses	482,351	(320,871)	a	161,480
Loss from continuing operations	(482,351)	320,871	a	(161,480)
Net loss	(482,351)	345,019	a,c	(137,332)
Foreign currency translation adjustment	24,148	(24,148)	c	—
Gain from discontinued operations	$--	$24,148	c	$24,148

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)  (RESTATED)

5.	RESTATEMENT (continued)

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through March 31, 2005, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through March 31, 2005	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	d	$—
General and administrative	2,085,326	(1,923,846)	a,c	161,480
Depreciation	235,174	(235,174)	f	—
Impairment loss on intangible assets	173,234	(173,234)	g	—
Impairment loss on property and equipment	86,683	(86,683)	h	—
Total operating expenses	4,480,512	(4,319,032)	a,i	161,480
Loss from operations	(4,480,512)	4,319,032	a,i	(161,480)
Other income	282,142	(282,142)	j	—
Interest expense, net	(300,000)	300,000	k	—
Total other income (expense)	(17,858)	17,858	j,k	—
Loss before income taxes	(4,498,370)	(4,336,890)		(161,480)
Income tax benefit	12,837	(12,837)	l	—
Net loss	(4,485,533)	84,325	a,b	(4,401,208)
Foreign currency translation adjustment	(206,397)	206,397	b	—
Loss from discontinued operations	$—	$(4,239,728)	m	$(4,239,728)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a)	Quarterly information restated to conform to year-end December 31, 2005 adjustments.
b)	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
c)	Reclassify foreign currency translation adjustment from the period ended March 31, 2005 as discontinued operations.
d)	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
e)	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
f)	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
g)	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
h)	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
i)	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
j)	Reclassify other income earned prior to 2005 as discontinued operations.
k)	Reclassify interest expense incurred prior to 2005 as discontinued operations.
l)	Reclassify income tax benefit prior to 2005 as discontinued operations.
m)	Reclassify net losses prior to 2005 as discontinued operations.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”).  As used in this Quarterly Report on Form 10-Q/A, the terms "we", "us", "our", and “our company” mean Searchlight Minerals Corp., formerly known as Phage Genomics, Inc. unless otherwise indicated.  All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW

In February, 2005, we announced our reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties.  In connection with our reorganization, we entered into mineral option agreements to acquire an interest in 20 mineral claims (the “Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada. Also in connection with our corporate restructuring, our board of directors approved a change of our name to "Searchlight Minerals Corp."  The board believes that the new name will more accurately reflect our current business activities and promote public recognition of our new business focus. The name change is subject to stockholder approval and the completion of all required legal filings.

Our plan of operations is to conduct mineral exploration activities on the Searchlight Claims in order to assess whether they possess mineral reserves.  The agreements pursuant to which we acquired our interests in the Searchlight Claims provide that we must make a series of cash payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute our share of ongoing expenditures.  If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.  We are in the exploration stage of our business and have not earned any revenues to date.  We presently do not own any mineral claims and do not anticipate earning revenues until such time as we enter into commercial production of mineral properties we acquire.  We can provide no assurance that we will discover mineral reserves on any properties we acquire.

RESTATEMENT

The statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the quarter ended March 31, 2005, has been restated to reclassify $24,148 of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations.

Searchlight Option Agreements

On February 10, 2005 we entered into option agreements (the “Option Agreements”) with the following owners (collectively the “Claim Owners”) of the Searchlight Claims:

1.
Option Agreement among Phage Genomics, Inc., K. Ian Matheson, our sole officer and director, Searchlight Minerals, Inc., and Pilot Plant Inc. to acquire an interest in the following mineral claims: Rio Raga 300, Rio Raga 301, Rio Raga 302, Rio Raga 303, Rio Raga 307, Rio Raga 309, Rio Raga 312, and Rio Raga 313;

2.
Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Kiminco Inc. and Pass Minerals Inc., to acquire an interest in the following mineral claims: P.V. Red 11, P.V. Red 12, P.V. Red 13, and P.V. Red 14;

3.	Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Beardog Mines Inc. to acquire an interest in the Rio Raga 304 mineral claim;

4.	Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Goldhunter Inc. to acquire an interest in the Rio Raga 305 mineral claim;

5.
Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, and Michael I. Matheson to acquire an interest in the Rio Raga 306 mineral claim;

6.	Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Britti Gold Inc. to acquire an interest in the Rio Raga 308 mineral claim;

7.
Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., Michael D. Anderson, Geosearch Inc., Geotech Mining Inc., and Patrick B. Matheson to acquire an interest in the Rio Raga 310 and Rio Raga 311 mineral claims; and

8.	Option Agreement among Phage Genomics, Inc., K. Ian Matheson, Searchlight Minerals, Inc., and Gold Crown Minerals Inc. to acquire an interest in the PV Brown 193 and PV Brown 301 mineral claims.

Prior to entering into the Option Agreements with the Company, each Claim Owner optioned its interest in the Searchlight Claim it owned to Searchlight Minerals, Inc. (“SMI”).  Under the terms of the Option Agreements, each Claim Owner and SMI acknowledged and agreed, among other things, to the following (the “Acknowledgements”): (i) the assignment of SMI’s interest in the Searchlight Claims to Phage; (ii) the right of reimbursement of K. Ian Matheson and his related companies for amounts advanced to SMI, including $85,000 advanced to SMI; (iii) that following the issuance of 140,000 shares of the common stock of the Company to each Claim Owner, all of the Claim Owner’s rights and interests in the Searchlight Claims will be vested in the Company, (iv) the appointment of K. Ian Matheson as director and officer of the Company to proceed with a restructuring of the business of the Company; and (v) during the term of the agreement, to allow the Company and its authorized agents to have exclusive rights to access the Searchlight Claims for all purposes including prospecting, exploring, developing, trenching, stripping, excavating, sampling and conducting any and all exploration and development activities for the purpose to determining the mineral or metal content of the property and the right to remove from the property all such materials and minerals deemed necessary to properly test, explore or develop the property.

In consideration of the Acknowledgments, the Company agreed, among other things to: (i) complete a corporate restructuring of its business by March 31, 2005 (the “Restructuring Date”); (ii) include any shares of its common stock issued to the Claim Owners in any subsequent registration statement filed by the Company under the Securities Act of 1933; (iii) make all regulatory or government payments required to maintain the Searchlight Claims in good standing during the term of the agreement, and (iv) issue to each Claim Owner 140,000 restricted shares in the common stock of the Company in the following manner:

(a)	35,000 shares upon or before the expiry of the third day following the Restructuring Date;
(b)	35,000 shares upon or before the first anniversary date of the Restructuring Date;
(c)	35,000 shares upon or before the second anniversary date of the Restructuring Date; and
(d)	35,000 shares upon or before the third anniversary date of the Restructuring Date.

We will not acquire title to the Searchlight Claims until we complete the issuance of 140,000 shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements. Following our entry into the Option Agreements, K. Ian Matheson was appointed as an officer and director of the Company in February, 2005.  K. Ian Matheson and associated companies have a 25.625% net interest in the Searchlight Claims.  Although the Option Agreements were not negotiated at “arms-length”, our directors and executive officers deemed it reasonable and in the best interest of the Company to enter into the Option Agreements based on certain criteria, such as the potential for discovering mineral reserves on the Searchlight Claims and the potential benefit to our stockholders of entering into the transaction.

In connection with our corporate restructuring we agreed to pay a management fee of $3,500 per month to Pass Minerals Inc., a company controlled by Mr. Matheson, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims.  As we have not yet completed our corporate restructuring, we are presently negotiating with the Claim Owners for an extension of the Restructuring Date under the Option Agreements to June 30, 2005.  If we are not successful in negotiating an extension to the Restructuring Date under the Option Agreements we may lose our interest in the Searchlight Claims.

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

Pursuant to the terms of the reclamation permit, PPI received the authorization to proceed with the reclamation of the mine located on the Rio Raga 304 claim and to pursue PPI’s planned exploration program on certain of its claims, in the following manner:

Exploration Phase	Project	Location	Size

Phase I - Exploration Program	Drilling of 18 Sites	Section 1, 12, 13, 24 and 25 T. 29 S., R. 63 E. and portions of Sections 19 and 30, T. 29S., R. 64 E., MDM, Clark County, Nevada	1.8 Acres

	Pit and Set Backs	Section 13, T. 29S., R. 63 E., MDM, Clark County,	41.5 Acres
Phase II – Mine Reclamation	Plant Site	Nevada	3.2 Acres
	Access Road		1 Acre

The reclamation permit is subject to a number of conditions, including the following:

•	Prior to commencement of any proposed activities with respect to Phase I of its work program, PPI must post a surety bond in the amount of $27,528.86 with the BMRR by July 3, 2005;

•	Prior to commencement of any proposed activities with respect to Phase II of its work program, PPI must post a surety bond in the amount of $153,031.22 with the BMRR by July 3, 2005;

•	The payment of the annual reclamation fees to the BMRR by April 15 of each year;

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

We recorded a net loss  of $137,332 and $150,344 for the three month periods ended March 31, 2005 and March 31, 2004, respectively, and have an accumulated deficit of $4,401,208 as at March 31, 2005.  We are presently reliant on the financial support of Mr. K. Ian Matheson, our sole officer and director. There is no assurance that Mr. Matheson will continue to provide us with funding if and when needed to continue our operations.  For the next twelve months, we anticipate that our minimum cash requirements to fund our proposed exploration program and our continued operations will be $900,000.  This is to cover costs staff and all expenses necessary to continue the exploration costs for the Searchlight Project.  We are also presently staking additional mineral claims located near the area of the Searchlight Claims.

In order to meet the foregoing cash requirements, we will have to sell securities to, or obtain a loan from, potential investors in the Company.  There is no assurance; however, that we will be able to sell any securities or obtain adequate loans.  In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail operations.

Financing Requirements

From inception to March 31, 2005, we have suffered recurring losses in the amount of $4,401,208 and net cash outflows from operations.  We expect to continue to incur substantial losses until we complete the development of our business.

Our plan of operations calls for significant expenses in connection with the exploration of the Searchlight Claims. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

In April, 2005, our board of directors approved an offering to U.S. and Canadian accredited investors of up to 4,000,000 units at a price of $0.50 per unit for total proceeds of $2,000,000.  Proceeds of the offering are intended to fund our plan of development of the Searchlight Project. There is no assurance that the offering or any part of it will be completed.

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

We were incorporated in January, 2000 and, since November, 2001, were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration.  We have no exploration history upon which an evaluation of our future success or failure can be made.  Our net loss since inception is $4,401,208. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for golds industrial, jewelry and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions; and

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

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

Our development and production operations are regulated by both US Federal and State of Nevada environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation.  These regulations may impose operating costs on us.  If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase, which would adversely affect our financial condition and operating results..

ITEM 3.                     CONTROLS AND PROCEDURES

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of the our 2005 and 2006 financial statements, as discussed above in the Introductory Explanatory Note and in Item 2 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended March 31, 2005, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not effective.  In assessing whether our disclosure controls and procedures were effective as of March 31, 2005, management considered the impact of the restatement to our interim financial statements for the 3 month period ended March 31, 2005, as outlined in Item 2, as well as our control environment.

Our management is responsible for establishing and maintaining an adequate system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

Based on the reevaluation, our management has concluded that the lack of a qualified Chief Financial Officer, as well as the lack of adequate additional research materials and support staff, represented material weaknesses in our disclosure controls and procedures as of March 31, 2005.  Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

No changes to our disclosure controls and procedures were made to rectify the material weakness during the period covered by this report because such weakness was not known at that time.  Subsequently, on June 14, 2006, we remediated this weakness in part by appointing Melvin L. Williams as our Chief Financial Officer. Mr. Williams has extensive U.S. GAAP experience, a B.B.A. in Business Administration from the University of Oregon, and has been a CPA in the State of Nevada since 1989.

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

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-Q/A or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Amended Articles of Incorporation.(3)
3.5	Amended Articles of Incorporation.(6)
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)
10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between the Company and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between the Company and Gold Hunter Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between the Company and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between the Company and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between the Company and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between the Company and Gold Crown Inc. dated February 8, 2005.(8)
14.1	Code of Ethics.(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Lease – Kings Road.(3)
99.2	Lease – Porton Down.(3)
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fiscal quarter ended March 31, 2005. Since March 31, 2005 we have filed the following reports on Form 8-K:

Date of SEC filing ofForm 8-K	Description of the Form 8-K
May 19, 2005	Disclosure of appointment of Kyle L. Tingle, CPA, LLC as the Company’s new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

Date:	July 6, 2009	By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
(Principal Executive Officer )

Date:	July 6, 2009	By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer )