Form 10-Q/A
period 2005-06-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended June 30, 2005 (the “2005 Second Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our  financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, and the period from January 14, 2000 (date of inception) through June 30, 2005.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 8 to the  financial statements included with this report.

This Form 10-Q/A sets forth the 2005 Second Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2005 Second Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2005 Second Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2005 Second Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2005 Second Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2005 Second Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2005 Second Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	June 30, 2005	December 31, 2004
	(restated)
ASSETS
Current assets
Cash	$5,660	$295
Prepaid expenses	2,000	—

Total current assets	7,660	295

Property and equipment, net	—	1,349
Deposit on mineral property claims	19,572	—

Total non-current assets	19,572	1,349

Total assets	$27,232	$1,644

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$892,401	$976,316
Convertible debt - related party	—	300,000
Loan payable - related party	390,430	409,345
Loan payable	170,000	—

Total liabilities	1,452,831	1,685,661

Stockholders' deficit
Common stock, $0.001 par value; 200,000,000 shares authorized, 19,150,000 and 54,150,000 shares, respectively, issued and outstanding	19,150	54,150
Additional paid-in capital	2,993,771	2,525,709
Accumulated deficit during exploration stage	(4,438,520)	(4,263,876)

Total stockholders' deficit	(1,425,599)	(1,684,017)

Total liabilities and stockholders' deficit	$27,232	$1,644

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
	(restated)		(restated)		(restated)

Revenue	$—	$—	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expenses	49,606	—	62,350	—	62,350
General and administrative	48,669	—	197,405	—	197,405

Total operating expenses	98,275	—	259,755	—	259,755

Loss from continuing operations	(98,275)	—	(259,755)	—	(259,755)

Discontinued operations:
Gain (loss) from discontinued operations	60,963	(110,036)	85,111	(260,380)	(4,178,765)

Net loss	$(37,312)	$(110,036)	$(174,644)	$(260,380)	$(4,438,520)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$—	$(0.01)	$—
Gain (loss) from discontinued operations	0.003	(0.002)	0.003	(0.01)

Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	19,150,000	54,150,000	27,078,177	54,150,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED) (RESTATED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Deficit

Balance, January 14, 2000	—	$—	$—	$—	$—

Issuance of common stock (recapitalized)	25,000,000	25,000	—	(24,999)	1

Net loss	—	—	—	(231,969)	(231,969)

Balance, December 31, 2000	25,000,000	25,000	—	(256,968)	(231,968)

Issuance of common stock in reverse merger	5,150,000	5,150	—	(5,150)	—

Net loss	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	30,150,000	30,150	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	1,037,126

Beneficial conversion feature associated with convertible debt	—	—	300,000	—	300,000

Net loss	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	30,150,000	30,150	1,337,126	(2,279,560)	(912,284)

Debt exchanged for common stock	24,000,000	24,000	1,176,000	—	1,200,000

Deferred compensation	—	—	12,583	—	—

Amortization of deferred compensation	—	—	—	—	10,387

Net loss	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	54,150,000	54,150	2,525,709	(3,563,432)	(985,769)

Amortization of deferred compensation	—	—	—	—	2,196

Net loss	—	—	—	(700,444)	(700,444)

Balance, December 31, 2004	54,150,000	54,150	2,525,709	(4,263,876)	(1,684,017)

Issuance of stock options for 500,000 shares of common stock to two officers	—	—	133,062	—	133,062

Issuance of stock options for 250,000 shares of common stock in satisfaction of debt	—	—	300,000	—	300,000

Return and cancellation of 35,000,000 shares of common stock	(35,000,000)	(35,000)	35,000	—	—

Net loss (restated)				(174,644)	(174,644)

Balance, June 30, 2005 (restated)	19,150,000	$19,150	$2,993,771	$(4,438,520)	$(1,425,599)

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the Six Months Ended		through
	June 30, 2005	June 30, 2004	June 30, 2005
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,644)	$(260,380)	$(4,438,520)
Deduct: Gain (loss) from discontinued operations	85,111	(260,380)	(4,178,765)
Loss from continuing operations	(259,755)	—	(259,755)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Stock based expenses	133,062	—	133,062
Loss on disposition of fixed assets	1,349	—	1,349
Changes in operating assets and liabilities:
Other current assets	(2,000)	—	(2,000)
Accounts payable	(17,719)	—	(17,719)

Net cash used in operating activities	(145,063)	—	(145,063)
Net cash used in operating activities from discontinued operations	—	(142,135)	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(19,572)	—	(19,572)

Net cash used in investing activities	(19,572)	—	(19,572)
Net cash used in investing activities from discontinued operations	—	(4,538)	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds/payments on loan payable	170,000	—	170,000

Net cash provided by financing activities	170,000	—	170,000
Net cash provided by financing activities from discontinued operations	—	142,390	3,384,237

NET CHANGE IN CASH	5,365	(4,283)	5,660

CASH AT BEGINNING OF PERIOD	295	18,198	—

CASH AT END OF PERIOD	$5,660	$13,915	$5,660

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$300,000	$—	$1,500,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 8) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004.

Description of business – Searchlight Minerals Corp. is considered an exploration stage company since its formation and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining properties.  Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Going concern - The Company incurred cumulative net losses of $4,438,520, from operations as of June 30, 2005 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2005 and 2004 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 2,502,762 and 0, respectively.

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

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

2.	LOAN PAYABLE

As of June 30, 2005, the loan payable totaling $170,000 consisted of borrowings from an unrelated party which is unsecured, due on demand and bears no interest.

3.	STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2005, the Company’s stockholders’ activities consisted of the following:

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

e)
On June 1, 2005, the Company approved issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option. Satisfaction of the financing related closing conditions of the assignment agreement were met on September 7, 2005. On October 24, 2005, the issuance of the warrants was completed. The warrants contain an expiration date of June 1, 2015.

4.	MINERAL PROPERTIES – MINING CLAIMS

On June 30, 2005, the Board of Directors approved completing the purchase of twenty mining claims located in Searchlight, Nevada. Pursuant to the purchase agreement, the Company will pay $87,134 and issue 700,000 shares of the Company’s common stock. The agreement also provides for the Company, at its option, to issue an additional 700,000 shares each year in June for three remaining years.  If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer hold the mining claims. Subsequent to quarter end, the Company issued the first 700,000 shares and acquired the mining claims.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

5.	JOINT VENTURE AGREEMENT

On June 1, 2005, the Company entered into an Assignment Agreement with Nanominerals Corp. ("NMC") for the assignment of a Joint Venture Agreement that NMC had entered into on May 20, 2005 with Verde River Iron Company, LLC. As consideration for the assignment of the Joint Venture Agreement, the Company will provide payment of $690,000 in cash for project acquisition costs, 5% net smelter return royalty to NMC, majority seats on the Board of Directors of the Company and stock warrants for the purchase of 6,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. Additionally, the Company will assume provisions of the Joint Venture Agreement which among other things, require an infusion of $3,000,000 of working capital during Phase I into a newly formed entity which will provide the operations related to the Joint Venture Agreement and $27,000,000 of working capital during Phase II. The Joint Venture Agreement purpose is to pursue the processing of copper smelter slag at the Clarkdale smelter site located in Clarkdale, Arizona. The Assignment Agreement was finalized and consideration was paid in the third quarter of 2005.

6.	PRIVATE PLACEMENT

On June 20, 2005, the Company engaged Clarion Finanz AG to act as agent, on a best efforts basis, for the private placement of up to 4,000,000 units of the Company's securities at a price of $0.50 per unit ("unit") to accredited investors in the United States pursuant to Regulation D of the Securities Act of 1933 and non-U.S. investors pursuant to Regulation S of the Securities Act of 1933 (the "Offering"). Each unit will consist of one common share of the Company's common stock and one half of one share purchase warrant, with each whole warrant entitling the holder thereof to purchase an additional share of the Company's common stock at a price of $1.25 per share for a period of nine months following the closing of the offering. As of June 30, 2005, the Company has not commenced the offering but anticipates doing so during the third quarter of 2005.

7.	RELATED PARTY TRANSACTIONS

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

 As of June 30, 2005, loans payable to related parties totaling $390,430 consists of borrowings from former officers and directors of the Company.  The balances bear no interest, are unsecured, and are due on demand.

As of December 31, 2004, loans payable to related parties totaling $409,345 consists of borrowings from the former officer and director of the Company.  The balances bear no interest, are unsecured, and are due on demand.

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	RESTATEMENT

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three and six months period ended June 30, 2005, have been restated to reclassify $60,963 and $85,111, respectively of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations.

The following table summarizes the balance sheet of the Company as of June 30, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
June 30, 2005	As Reported	Adjustments		As Restated

Total assets	$27,232	$—		$27,232
Total liabilities	1,452,831	—		1,452,831
Additional paid-in capital	3,314,642	(320,871)	a	2,993,771
Accumulated other comprehensive loss	(145,434)	145,434	b	—
Accumulated deficit during exploration stage	(4,613,957)	175,437	a,b	(4,438,520)
Total stockholders' deficit	(1,425,599)	—		(1,425,599)
Total liabilities and stockholders' deficit	$27,232	$—		$27,232

The following table summarizes the statements of operations for the three and six months ended June 30, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended June 30, 2005	As Reported	Adjustments		As Restated

Net loss	$(98,275)	$60,963	c	$(37,312)
Foreign currency translation adjustment	60,963	(60,963)	c	—
Gain from discontinued operations	$—	$60,963	c	$60,963

Summarized Statement of Operations -
For the six months ended June 30, 2005	As Reported	Adjustments		As Restated

General and administrative	$518,276	$(320,871)	a	$197,405
Total operating expenses	580,626	(320,871)	a	259,755
Loss from continuing operations	(580,626)	320,871	a	(259,755)
Net loss	(580,626)	405,982	a,c	(174,644)
Foreign currency translation adjustment	85,111	(85,111)	c	—
Gain from discontinued operations	$—	$85,111	c	$85,111

SEARCHLIGHT MINERALS CORP.
(FORMERLY PHAGE GENOMICS, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	RESTATEMENT (continued)

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through June 30, 2005, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through June 30, 2005	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	d	$—
General and administrative	2,151,400	(1,953,995)	a,c	197,405
Depreciation	235,174	(235,174)	f	—
Impairment loss on intangible assets	173,234	(173,234)	g	—
Impairment loss on property and equipment	86,683	(86,683)	h	—
Total operating expenses	4,608,936	(4,349,181)	a,i	259,755
Loss from operations	(4,608,936)	4,349,181	a,i	(259,755)
Other income	282,142	(282,142)	j	—
Interest expense, net	(300,000)	300,000	k	—
Total other income (expense)	(17,858)	17,858	j,k	—
Loss before income taxes	(4,626,794)	4,367,039		(259,755)
Income tax benefit	12,837	(12,837)	l	—
Net loss	(4,613,957)	175,437	a,b	(4,438,520)
Foreign currency translation adjustment	(145,434)	145,434	b	—
Loss from discontinued operations	$—	$(4,178,765)	m	$(4,178,765)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a)	Quarterly information restated to conform to year-end December 31, 2005 adjustments.
b)	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
c)	Reclassify foreign currency translation adjustment from the three month period ended March 31, 2005 and the six month period ended June 30, 2005 as discontinued operations.
d)	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
e)	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
f)	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
g)	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
h)	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
i)	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
j)	Reclassify other income earned prior to 2005 as discontinued operations.
k)	Reclassify interest expense incurred prior to 2005 as discontinued operations.
l)	Reclassify income tax benefit prior to 2005 as discontinued operations.
m)	Reclassify net losses prior to 2005 as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the "SEC").  As used in this Quarterly Report on Form 10-Q/A, the terms "we", "us", "our", and “our company” mean Searchlight Minerals Corp., formerly known as Phage Genomics, Inc. unless otherwise indicated.  All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

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

RESTATEMENT

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three and six months period ended June 30, 2005, have been restated to reclassify $60,963 and $85,111, respectively of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations.

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

We recorded a net loss  of $174,644 for the six months ended June 30, 2005 and have an accumulated deficit of $4,438,520 as at June 30, 2005.  We are presently reliant on the financial support of Mr. K. Ian Matheson, our President and director.  There is no assurance that Mr. Matheson will continue to provide us with funding if and when needed to continue our operations.  For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $1,800,000.  This is to cover costs staff and all expenses necessary to continue the exploration costs for the Searchlight Project and the Clarkdale Slag Project.

In order to meet the foregoing cash requirements, we will have to sell securities to, or obtain a loan from, potential investors in Searchlight.  There is no assurance; however, that we will be able to sell any securities or obtain adequate loans.  In the event that we do not raise additional capital from any of the foregoing sources, we may have to cease or curtail operations.

Liquidity and Financial Condition

Working Capital

			Percentage
	At June 30, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$7,660	$295	2494.6%
Current Liabilities	$1,452,831	$1,685,661	(13.8)%
Working Capital (Deficit)	$1,445,171	$1,585,366	(8.8)%

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Cash Flows from (used in) Operating Activities	$(145,063)	$(142,135)
Cash Flows from (used in) Investing Activities	$(19,572)	$(4,538)
Cash Flows from (used in) Financing Activities	$170,000	$142,390
Net Increase (decrease) in Cash During Period	$5,365	$(4,283)

We have a working capital deficiency of $1,445,171 and an accumulated deficit of $4,438,520 as of June 30, 2005.  During the six months ended June 30, 2005 we received loans totaling $170,000 from unrelated parties.  The loans are unsecured and payable on demand.

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

Mineral rights

The Company capitalizes acquisition and option costs of mineral property rights.  The amount capitalized represents fair value of the mineral rights acquired.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force (EITF) abstract 04-02 “Whether Mineral Rights Are Tangible or Intangible Assets”.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method over the life of the claim.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

Exploration costs

Mineral exploration costs are expensed as incurred.

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

We were incorporated in January, 2000 and since November, 2001, were engaged in the business of biotechnology research and development.  In February, 2005, we changed our business to mineral exploration.  We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $4,438,520.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended June 30, 2005, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not effective.  In assessing whether our disclosure controls and procedures were effective as of June 30, 2005, management considered the impact of the restatement to our interim financial statements for the six month period ended June 30, 2005, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of a qualified Chief Financial Officer, as well as the lack of adequate additional research materials and support staff, represented material weaknesses in our disclosure controls and procedures as of June 30, 2005.  Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.
On June 1, 2005, in connection with the acquisition of our interest in the Clarkdale Slag Project and in accordance with the terms of the assignment agreement, we approved the following issuances of our securities: (i) we issued to Nanominerals Corp. a warrant to purchase 10,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to the provisions of Section 4(2) of the Securities Act; and (ii) we issued to Clarion Finanz AG, the designate of Nanominerals Corp., a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to the provisions of Regulation S of the Securities Act.

2.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-Q/A or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Certificate of Amendment to Articles of Incorporation - name change to "Regma Bio Technologies Limited."(3)
3.5	Certificate of Amendment to Articles of Incorporation - name change to "Phage Genomics, Inc."(6)
3.6	Certificate of Amendment to Articles of Incorporation - name change to "Searchlight Minerals Corp." *
3.7	Amended Bylaws dated July 22, 2005.(9)
3.8	Amended Bylaws dated August 9, 2005. *
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)

10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between Searchlight Minerals Corp. (the "Company") and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between the Company and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between the Company and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between the Company and Gold Hunter Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between the Company and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between the Company and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between the Company and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between the Company and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between the Company and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among the Company, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Company and Nanominerals Corp. (11)
10.21	Engagement Letter dated May 9, 2005 between the Company and Dominick & Dominick Securities Inc. *
14.1	Code of Ethics.(7)
31.1	Certification of Chief Executive Officer a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
*	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended June 30, 2005, we have filed the following reports on Form 8-K to date:

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K
May 18, 2005	May 19, 2005, amended May 23, 2005 and June 3, 2005	Item 4.01 Disclosure of Changes in the Company's Certifying Accountant - Appointment of Kyle L. Tingle, CPA, LLC as Searchlight's new independent auditors.
June 1, 2005	June 16, 2005	Item 1.01 Entry into a Material Definitive Agreement - Assignment Agreement dated for reference June 1, 2005 between Phage Genomics, Inc. and Nanominerals Corp.
June 20, 2005	June 24, 2005
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