Form 10-Q/A
period 2005-09-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended September 30, 2005 (the “2005 Third Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our  financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, and the period from January 14, 2000 (date of inception) through September 30, 2005.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 9 to the  financial statements included with this report.

This Form 10-Q/A sets forth the 2005 Third Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2005 Third Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2005 Third Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2005 Third Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2005 Third Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2005 Third Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2005 Third Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	September 30, 2005	December 31, 2004
	(restated)
ASSETS

Current assets
Cash	$1,373,161	$295

Total current assets	1,373,161	295

Property and equipment, net	15,947	1,349
Mineral properties	819,442	—
Joint venture agreement	2,608,481	—
Reclamation bond	180,500	—

Total non-current assets	3,624,370	1,349

Total assets	$4,997,531	$1,644

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$987,277	$976,316
Convertible debt - related party	—	300,000
Loan payable - related party	387,102	409,345

Total current liabilities	1,374,379	1,685,661

Long-term liabilities
Deferred tax liability	650,762	—

Total long-term liabilities	650,762	—

Total liabilities	2,025,141	1,685,661

Stockholders' equity (deficit)
Common stock, $0.001 par value; 400,000,000 shares
authorized, 52,150,000 and 108,300,000 shares,
respectively, issued and outstanding	52,150	108,300
Additional paid-in capital	7,576,782	2,471,559
Common stock subscribed	15,000	—
Accumulated deficit during exploration stage	(4,671,542)	(4,263,876)

Total stockholders' equity (deficit)	2,972,390	(1,684,017)

Total liabilities and stockholders' equity (deficit)	$4,997,531	$1,644

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
	(restated)		(restated)		(restated)

Revenue	$—	$—	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expenses	275,563	—	338,453	—	338,453
General and administrative	163,575	—	360,439	—	360,439
Depreciation	139	—	139	—	139

Total operating expenses	439,277	—	699,031	—	699,031

Loss before income taxes	(439,277)	—	(699,031)	—	(699,031)

Income tax benefit	199,822	—	199,822	—	199,822

Loss from continuing operations	(239,455)	—	(499,209)	—	(499,209)

Discontinued operations:
Gain (loss) from discontinued operations	6,432	(15,363)	91,543	(275,743)	(4,172,333)

Net loss	$(233,023)	$(15,363)	$(407,666)	$(275,743)	$(4,671,542)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	$—	$(0.01)	$—
Gain (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	52,150,000	108,300,000	50,314,432	108,300,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED) (RESTATED)

					Accumulated
					Deficit During	Total
	Common Stock		Additional	Common Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity (Deficit)

Balance, January 14, 2000	—	$—	$—	$—	$—	$—

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	—	(24,999)	1

Net loss	—	—	—	—	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	—	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	—	(5,150)	—

Net loss	—	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	—	1,037,126

Beneficial conversion feature
associated with debt	—	—	300,000	—	—	300,000

Net loss	—	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	—	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	—	—	1,200,000

Deferred compensation	—	—	12,583	(12,583)	—	—

Amortization of deferred
compensation	—	—	—	10,387	—	10,387

Net loss	—	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	(2,196)	(3,563,432)	(985,769)

Amortization of deferred
compensation	—	—	—	2,196	—	2,196

Net loss	—	—	—	—	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	—	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	—	—	133,062	—	—	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	—	—	300,000	—	—	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	—	—	—

Issuance of 12,000,000 warrants
in consideration of joint venture option	—	—	1,310,204	—	—	1,310,204

Issuance of common stock
for mining claims (restated, see Note 9)	1,400,000	1,400	488,600	—	—	490,000

Issurance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	—	—	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	—	—	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	—	—	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	—	—	115,000

Common stock subscribed	—	—	—	15,000	—	15,000

Net loss (restated)	—	—	—	—	(407,666)	(407,666)

Balance, September 30, 2005 (restated)	52,150,000	$52,150	$7,576,782	$15,000	$(4,671,542)	$2,972,390

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the Nine Months Ended		through
	September 30, 2005	September 30, 2004	September 30, 2005
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(407,666)	$(275,743)	$(4,671,542)
Deduct: Gain (loss) from discontinued operations	91,543	(275,743)	(4,172,333)
Loss from continuing operations	(499,209)	—	(499,209)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	139	—	139
Stock based expenses	133,062	—	133,062
Loss on disposition of fixed assets	1,349		1,349
Changes in operating assets and liabilities:
Other assets	(180,500)	—	(180,500)
Accounts payable	205,259	—	205,259
Deferred income taxes	(199,822)	—	(199,822)

Net cash used in operating activities	(539,722)	—	(539,722)
Net cash used in operating activities from discontinued operations	—	(150,329)	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(87,134)	—	(87,134)
Cash paid for joint venture option	(690,000)	—	(690,000)
Purchase of fixed assets	(16,085)	—	(16,085)

Net cash used in investing activities	(793,219)	—	(793,219)
Net cash used in investing activities from discontinued operations	—	(4,538)	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,690,807	—	2,690,807
Proceeds from subscribed stock	15,000	—	15,000

Net cash provided by financing activities	2,705,807	—	2,705,807
Net cash provided by financing activities from discontinued operations	—	149,149	3,384,237

NET CHANGE IN CASH	1,372,866	(5,718)	1,373,161

CASH AT BEGINNING OF PERIOD	295	18,198	—

CASH AT END OF PERIOD	$1,373,161	$12,480	$1,373,161

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$300,000	$—	$1,500,000

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$125,000	$—	$125,000

Assets acquired for common stock issued for the acquisition	$490,000	$—	$490,000

Warrants issued in connection with joint venture option
agreement related to slag project	$1,310,204	$—	$1,310,204

Net deferred tax liability assumed	$913,776	$—	$913,776

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 9) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2004.

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

Going concern - The Company incurred cumulative net losses of $4,671,542 from operations as of September 30, 2005 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force (EITF) abstract 04-02 “Whether Mineral Rights Are Tangible or Intangible Assets and Related Issues”. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2005 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, in 2005 and 2004 that were not included in the computation of diluted EPS because the effect would be antidilutive were 7,450,418 and 0, respectively.

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

New accounting pronouncements – In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. Adoption of this statement is not expected to have a material impact on the Company’s financial statements.

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Correction of an error

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through September 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

Searchlight Mining Claims – (See Note 3) – The Company restated the Searchlight Mining Claims as of September 30, 2005. The Company originally valued the transaction at $127,134 for cash paid and shares valued at $40,000, or $2,000 per claim. The Company determined that pursuant to EITF 98-11, the shares should have been valued at their market price on the date of the issue. The restatement of the Searchlight Claims mineral properties also reflects the deferred future income tax liability assumed, the value of which has been added to the acquisition costs of the underlying mineral properties. The impact of this restatement had the effect of increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308.

Joint venture agreement – (See Note 4) – The Company restated the joint venture agreement as of September 30, 2005. The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued. The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued. The restated value of the warrants was $1,310,204. The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2005 and December 31, 2004:

	2005	2004
Furniture and fixtures	$7,038	$—
Computers and equipment	9,048	33,776
	16,086	33,776
Less accumulated depreciation	139	32,427

	$15,947	$1,349

Depreciation expense was $139 and $11,993 for the nine months ended September 30, 2005 and 2004, respectively.

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 9)

As of September 30, 2005, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At September 30, 2005 mineral properties balance was $819,442.

The mining claims were acquired during the third quarter of 2005 with issuance of 1,400,000 shares of the Company’s common stock and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years. If at any time before each subsequent issuance of shares, the Company does not choose to continue the transaction, it is under no obligation to issue further shares and would no longer have the right to acquire the mining claims.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2005, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the changes of mineral properties for period ended September 30, 2005:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, September 30, 2005	$127,134	$692,308		$819,442

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
b.
Restate for the resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value, which was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 9)

On October 24, 2005, the Company completed the acquisition of all of Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“Verde”). NMC is a related party entity whereby the Company’s President and Chief Financial Officer have an ownership interest. The JV Agreement will allow the processing and extraction of minerals from a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (“Clarkdale Slag Project”). The acquisition considerations of NMC’s interest in the JV Agreement fulfilled are as follows:

(i)	Payment to NMC of $690,000 in respect of certain payments made by NMC towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement;
(ii)	Assignment to NMC of a five percent net smelter return royalty payable from the Company’s share of production from the Clarkdale Slag Project;
(iii)	Appointment of nominees of NMC to the Company’s board of directors to constitute a majority of the board;
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

Following the acquisition of NMC’s interest in the Clarkdale Slag Project, the Company is presently proceeding with the joint venture with Verde. Under the terms of the JV Agreement, the Company intends to form a jointly owned limited liability operating company (“OPCO”) to pursue a four phase work program for the purpose of processing up to 2/3 or 20,000,000 tons minimum of slag from a copper smelter slag pile located at the Clarkdale Slag Project site, to extract by products from the slag for commercial resale. Pursuant to the terms of the JV Agreement, we are subject to the following, payments and conditions:

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

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 9) (continued)

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

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended September 30, 2005:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$—	$690,000
Issuance of warrants	—	1,310,204	1,310,204
Net deferred income tax liability assumed	—	608,277	608,277

Joint venture agreement balance, September 30, 2005	$690,000	$1,918,481	$2,608,481

5.	LOAN PAYABLE – RELATED PARTY

As of September 30, 2005, loans payable to related parties totaling $387,102 consists of borrowings from former officers and directors of the Company. The balances bear no interest, are unsecured, and are due on demand.

6.	CONVERTIBLE DEBT – RELATED PARTY

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

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	STOCKHOLDERS’ EQUITY (DEFICIT)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

f)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

g)
On June 1, 2005, the Company approved the issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option. Satisfaction of the financing related closing conditions of the assignment agreement were met on September 7, 2005. On October 24, 2005, the issuance of the warrants was completed. The warrants contain an expiration date of June 1, 2015.

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

j)
On February 10, 2005, the Company granted two directors an irrevocable stock option to purchase 250,000 shares each of the Company at $0.50 per share expiring two years after the director resigns from the Company. The fair value under the Binomial Lattice option pricing model totaled $133,062 which was recorded as an expense as of March 31, 2005.

k)
On February 10, 2005, the Company issued an irrevocable stock option to purchase 250,000 shares of the Company at $0.50 per share expiring on February 10, 2010 to settle the convertible debt balance of $300,000.

8.	RELATED PARTY TRANSACTIONS

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT

Searchlight Mining Claims – Mineral properties have been restated to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 at the market value on the date of issuance.  This restatement had the impact of increasing the mineral properties and additional paid-in capital, mineral properties also increased for deferred income tax liability assumed. Changes in amounts are reflected in tabular format as noted below.

Joint Venture Agreement – The warrants issued in connection with the assignment of the original Slag Project option have been restated to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project of $1,918,481, (including related deferred tax liability assumed of $608,277) which was computed based on private placement stock price at the time the warrants were issued. The original terms of the underlying option agreement were unchanged and this adjustment had no effect on the agreement.

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through September 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The statements of operations for the three and nine months period ended September 30, 2005, have been restated to reclassify $6,432 and $91,543, respectively, of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations. The restatement also reflects the income tax benefit of $199,823.

The following table summarizes the balance sheet of the Company as of September 30, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -	As
September 30, 2005	Reported	Adjustments		As Restated

Mineral properties	$127,134	$692,308	a	$819,442
Joint venture agreement	690,000	1,918,481	b	2,608,481
Total assets	2,386,742	2,610,789		4,997,531
Deferred tax liability	—	650,762	c	650,762
Total liabilities	1,374,379	650,762	c	2,025,141
Additional paid-in capital	6,084,449	1,492,333	a,b,d	7,576,782
Accumulated other comprehensive loss	(131,999)	131,999	e	—
Accumulated deficit during exploration stage	(5,007,236)	335,694	d,e,f	(4,671,542)
Total stockholders' equity	1,012,364	1,960,027		2,972,391
Total liabilities and stockholders' equity	$2,386,742	$2,610,789		$4,997,531

The following table summarizes statement of operations for the three months period ended September 30, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended September 30, 2005	As Reported	Adjustments		As Restated

Loss from operations	$(439,277)	$—		$(439,277)
Gain on settlement	45,997	(45,997)	d	—
Total other income (expense)	45,997	(45,997)	d	—
Loss before income taxes	(393,280)	(45,997)	d	(439,277)
Income tax benefit	—	199,823	f	199,823
Gain from discontinued operations	—	6,432	d,g	6,432
Net loss	(393,280)	160,257	d,f,g	(233,023)
Foreign currency translation adjustment	$13,435	$(13,435)	g	$—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The following table summarizes statement of operations for the nine months period ended September 30, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the nine months ended September 30, 2005	As Reported	Adjustments		As Restated

General and administrative	$681,310	$(320,871)	d	$360,439
Loss from operations	(1,019,902)	320,871	d	(699,031)
Gain on settlement	45,997	(45,997)	d	—
Total other income (expense)	45,997	(45,997)	d	—
Loss before income taxes	(973,905)	274,874	d	(699,031)
Income tax benefit	—	199,823	f	199,823
Gain from discontinued operations	—	91,543	d,g	91,543
Net loss	(973,905)	566,239	d,f,g	(407,666)
Foreign currency translation adjustment	$98,546	$(98,546)	g	$—

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through September 30, 2005, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through September 30, 2005	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	h	$—
General and administrative	2,302,253	(1,941,814)	d,i	360,439
Depreciation	235,313	(235,174)	j	139
Impairment loss on intangible assets	173,234	(173,234)	k	—
Impairment loss on property and equipment	86,683	(86,683)	l	—
Total operating expenses	5,035,491	(4,336,460)	m	699,031
Loss from operations	(5,035,491)	4,336,460	m	(699,031)
Other income	282,142	(282,142)	n	—
Gain on settlement	45,997	(45,997)	d	—
Interest expense, net	(300,000)	300,000	o	—
Total other income (expense)	28,139	(28,139)	d,n,o	—
Loss before income taxes	(5,007,352)	4,308,321		(699,031)
Income tax benefit	12,837	186,986	p	199,823
Net loss	(4,994,515)	322,973	d,q,r	(4,671,542)
Foreign currency translation adjustment	(131,999)	131,999	q	—
Loss from discontinued operations	$—	$(4,172,333)	r	$(4,172,333)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The restatement adjustments are as follows:

a.
Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.  The resulting estimated future income tax liability associated with the temporary difference between the tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

b.
Restate issuance of warrants in connection with the Clarkdale Slag Project option of $1,918,481 (comprising of related deferred tax liability assumed of $608,277 and an increase to stockholders’ equity of $1,310,204) which was computed based on private placement stock price at the time the warrants were issued.

c.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
d.	Quarterly information restated to conform to year-end December 31, 2005 adjustments.
e.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
f.	Restate for deferred income tax benefit related to mineral property acquisitions.
g.	Reclassify foreign currency translation adjustment from the period ended December 31, 2005 as general and administrative expense.
h.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
i.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
j.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
k.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
l.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
m.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
n.	Reclassify other income earned prior to 2005 as discontinued operations.
o.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
p.	Reclassify income tax benefit prior to 2005 as discontinued operations.
q.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
r.	Reclassify net losses prior to 2005 as discontinued operations.

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

RESTATEMENT

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through September 30, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

Searchlight Mining Claims – The Company restated the Searchlight Mining Claims as of September 30, 2005. The Company originally valued the transaction at $127,134 for cash paid and shares valued at $40,000, or $2,000 per claim.  The Company determined that pursuant to EITF 98-11, the shares should have been valued at their market price on the date of the issue.  The restatement of the Searchlight Claims mineral properties also reflects the deferred future income tax liability assumed, the value of which has been added to the acquisition costs of the underlying mineral properties.  The impact of this restatement had the effect of increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308.

Joint venture agreement – The Company restated the joint venture agreement as of September 30, 2005. The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued.  The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued.  The restated value of the warrants was $1,310,204.  The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

Recent Developments

We have experienced the following significant developments since our last fiscal quarter ended June 30, 2005:

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

(iv)
Issue to NMC, or its designate, 12,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.375 per share.

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

On June 21, 2005, we entered into extension agreements with the Claim Owners extending the Restructuring Date under the Option Agreements to June 30, 2005.  On June 30, 2005 we approved the issuance of 1,400,000 (post split) restricted shares of our common stock to the Claim Owners in accordance with the terms of the Option Agreements.  We will not acquire title to the Searchlight Claims until we complete the issuance of 140,000 shares of our common stock to each Claim Owner in accordance with the terms of the Option Agreements.  Following our entry into the Option Agreements, K. Ian Matheson was appointed as an officer and director of Searchlight in February, 2005. K. Ian Matheson and associated companies have a 25.625% net interest in the Searchlight Claims.  Although the Option Agreements were not negotiated at “arms-length”, management deemed it reasonable and in the best interest of Searchlight to enter into the Option Agreements based on certain criteria, such as the potential for discovering mineral reserves on the Searchlight Claims and the potential benefit to Searchlight’s stockholders of entering into the transaction.

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

Pursuant to the terms of the reclamation permit, PPI received the authorization to proceed with the reclamation of the mine located on the Rio Raga 304 claim and to pursue PPI’s planned exploration program on certain of its claims, in the following manner:

Exploration Phase	Project	Location	Size

Phase I - Exploration Program	Drilling of 18 Sites	Section 1, 12, 13, 24 and 25 T. 29 S., R. 63 E. and portions of Sections 19 and 30, T. 29S., R. 64 E., MDM, Clark County, Nevada	1.8 Acres

	Pit and Set Backs	Section 13, T. 29S., R. 63	41.5 Acres
Phase II – Mine Reclamation	Plant Site	E., MDM, Clark County,	3.2 Acres
	Access Road	Nevada	1 Acre

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

We recorded a net loss of $409,666 for the nine months ended September 30, 2005 and have an accumulated deficit of $4,671,542 as at September 30, 2005.  As at September 30, 2005 we had cash of $1,373,161 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,000,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. See “Future Financings”, below.

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

Liquidity and Financial Condition

Working Capital

			Percentage
	At September 30,	At December 31,	Increase /
	2005	2004	(Decrease)
Current Assets	$1,373,161	$295	465,378.3%
Current Liabilities	$1,374,379	$1,685,661	(18.5)%
Working Capital (Deficit)	$1,218	$(1,685,366)	100.1%

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash Flows from (used in) Operating Activities	$(539,722)	$(150,329)
Cash Flows from (used in) Investing Activities	$(793,219)	$(4,538)
Cash Flows from (used in) Financing Activities	$2,705,807	$149,149
Net Increase (decrease) in Cash During Period	$1,372,866	$(5,718)

The decreases in our working capital deficit from $1,685,366 as at December 31, 2004 as compared to a working capital surplus of $1,218 as at September 30, 2005 primarily due to the increase in cash flows from financing activities of $2,705,807 from private placements of our securities completed during the nine months ended September 30, 2005.  The increases in our cash used in operating activities during the nine months ended September 30, 2005 as compared to the comparative period in 2004, are primarily a result of: (i) the increase in our operating expenses which were primarily due to mining and exploration expenses of $245,377 and increased stock based compensation expenses of $435,933, and (ii) professional fees incurred in connection with preparing materials for the private placements we completed during the period ended September 30, 2005.

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

We were incorporated in January, 2000 and since November, 2001, were engaged in the business of biotechnology research and development.  In February, 2005, we changed our business to mineral exploration.  We have no exploration history upon which an evaluation of our future success or failure can be made.  Our net loss since inception is $4,671,542.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 3.           CONTROLS AND PROCEDURES.

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of our 2005 and 2006 financial statements, as discussed above in the Introductory Explanatory Note and in Item 2 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended September 30, 2005, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of September 30, 2005, management considered the impact of the restatement to our interim financial statements for the nine month period ended September 30, 2005, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of a qualified Chief Financial Officer, as well as the lack of adequate additional research materials and support staff, represented material weaknesses in our disclosure controls and procedures as of September 30, 2005.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions also represented material weaknesses in our disclosure controls and procedures as of September 30, 2005.  Such complex transactions included:

•	capital asset acquisitions; and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project. and the resultant computation of future deferred income tax liability assumed.

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

While no changes to our disclosure controls and procedures were made to rectify the material weaknesses during the period covered by this report because such weaknesses were not known at that time, subsequently, on June 14, 2006, we remediated one weakness in part by appointing Melvin L. Williams as our Chief Financial Officer. Mr. Williams has extensive U.S. GAAP experience, a B.B.A. in Business Administration from the University of Oregon, and has been a CPA in the State of Nevada since 1989.

In addition, subsequent to this period we remediated the weakness of our management’s failure to consult an outside expert in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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

During the fiscal quarter ended September 30, 2005, we completed the sales of the following securities that were not registered pursuant to the Securities Act:

1.
On July 6, 2005, we issued 200,000 shares of common stock to a consultant for payment of accounts payable related to consulting services provided to us in January 2002.  These securities were issued pursuant to the provisions of Regulation S of the Securities Act.

2.
On July 7, 2005, we issued 1,400,000 shares of our common stock to the Searchlight Claim owners in connection with the option agreements dated February 8, 2005 with the Searchlight Claim owners.  The shares were issued pursuant to Section 4(2) of the Securities Act.

3.
On September 2, 2005, Searchlight closed its brokered private placement of 3,195,000 units to raise aggregate gross proceeds of US$1,597,500 (the “Canadian Private Placement”).  The Canadian Private Placement units were issued to accredited investors resident in Canada and pursuant to Regulation S (“Regulation S”) of the Securities Act of 1933 (the “Securities Act”).  Each unit (a” Unit”) consisted of one share of the Searchlight’s common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the Canadian Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the US Securities and Exchange Commission on or before the day that is four months and one day after the closing of the Canadian Private Placement.  The securities were sold on a best efforts agency basis by Dominick & Dominick Securities Inc. (the "Agent").  In connection with the Canadian Private Placement, the Agent received a fee of US$205,250 and warrants to purchase 319,500 Units at a price of US$1.25 per Unit for a period of nine months from the closing of the Canadian Private Placement.  Each purchaser represented to Searchlight that they were a non-US person as defined in Regulation S. Searchlight did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution.  Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

4.
On September 6, 2005, Searchlight closed its private placement of 230,000 units to raise aggregate gross proceeds of US$115,000 (the “U.S. Private Placement”).  The U.S. Private Placement units were issued to accredited investors resident in the United States pursuant to Regulation D of the Securities Act.  Each unit (a “Unit”) consisted of one share of Searchlight’s common stock (a “Share”), one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional Share for a period of nine months from the closing of the U.S. Private Placement at an exercise price equal to US$1.25 per Share, and one non-transferable warrant exercisable into one-tenth (1/10) of one Unit for no additional consideration if a Registration Statement on Form SB-2 registering the resale of the Units is not declared effective by the US Securities and Exchange Commission on or before the day that is four months and one day after the closing of the U.S. Private Placement.  The sales were completed pursuant to Rule 506 of Regulation D of the Securities Act.  All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

5.
On September 7, 2005, Searchlight closed a brokered private placement of 2,700,000 Units to raise aggregate gross proceeds of US$1,350,000 (the “European Private Placement”).  The European Private Placement units were sold on a best efforts agency basis by Clarion Finanz AG (the “European Agent”) pursuant to Regulation S.  The Units offered in the European Private Placement are identical to the Units in the Canadian Private Placement.  In connection with the European Private Placement, the European Agent received a commission of US$135,000 and warrants to purchase 270,000 Units at a price of US$1.25 per Units for a period of nine months from the closing of the European Private Placement. Each purchaser represented to Searchlight that they were a non-US person as defined in Regulation S. Searchlight did not engage in a distribution of the European Private Placement in the United States.  Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution.  Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S.

6.
On October 24, 2005, in connection with the acquisition of our interest in the Clarkdale Slag Project and in accordance with the terms of the assignment agreement, we completed the following issuances of our securities: (i) we issued to Nanominerals Corp. a warrant to purchase 10,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to the provisions of Section 4(2) of the Securities Act; and (ii) we issued to Clarion Finanz AG, the designate of Nanominerals Corp., a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $0.375 per share expiring June 1, 2015, pursuant to the provisions of Regulation S of the Securities Act.

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

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are either provided with this Quarterly Report on Form 10-QSB or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of L.C.M. Equity, Inc.(1)
3.2	Bylaws of L.C.M. Equity, Inc.(1)
3.3	Articles of Incorporation of Uscribble.(1)
3.4	Certificate of Amendment to Articles of Incorporation – name change to “Regma Bio Technologies Limited.”(3)
3.5	Certificate of Amendment to Articles of Incorporation – name change to “Phage Genomics, Inc.”(6)
3.6	Certificate of Amendment to Articles of Incorporation – name change to “Searchlight Minerals Corp.”(12)
3.7	Certificate of Change to Authorized Capital Pursuant to NRS 78.209(13)
3.8	Amended Bylaws dated July 22, 2005.(9)
3.9	Amended Bylaws dated August 9, 2005. (12)
4.1	Specimen Stock Certificate.(1)
10.1	Acquisition Agreement.(2)
10.2	2002 Nonqualified Stock Option Plan.(4)
10.3	2003 Nonqualified Stock Option Plan.(5)
10.4	Letter Agreement between Searchlight Minerals Corp. (the “Company”) and Pilot Plant Inc. dated February 8, 2005.(8)
10.5	Letter Agreement between Searchlight and Pilot Plant Inc. dated February 8, 2005.(8)
10.6	Letter Agreement between Searchlight and Bear Dog Mines Inc. dated February 8, 2005.(8)
10.7	Letter Agreement between Searchlight and Gold Hunter Inc. dated February 8, 2005.(8)
10.8	Letter Agreement between Searchlight and Pass Minerals Inc. dated February 8, 2005.(8)
10.9	Letter Agreement between Searchlight and Britti Gold Inc. dated February 8, 2005.(8)
10.10	Letter Agreement between Searchlight and Geotech Mining Inc. dated February 8, 2005.(8)
10.11	Letter Agreement between Searchlight and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)
10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Company and Nanominerals Corp.(11)
10.21	Engagement Letter dated May 9, 2005 between Searchlight and Dominick & Dominick Securities Inc. (12)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005. *
10.22	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.23	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005. *
14.1	Code of Ethics.(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officepursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.

(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.

(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.

(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.

(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.

(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;

(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.

(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.

(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.

(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.

(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.

(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.

*	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended September 30, 2005, we have filed the following reports on Form 8-K to date:

Date of Report	Date of Filing
on Form 8-K	with the SEC	Description of the Form 8-K
(YYYY/MM/DD)	(YYYY/MM/DD)

2005/07/22	2005/07/29	Item 5.03 - Amendment to Bylaws.

2005/09/02	2005/09/19	Item 3.02 - Closing of $1.59 Million Canadian Private Placement;
Closing of $1.35 Million European Private Placement;
and Closing of $115,000 U.S. Private Placement;
Item 7.01 - Posting of Reclamation Bond and Two for One Stock Split.

2005/10/07	2005/10/14	Item 5.02 - Changes to Principal Executive Officers;
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