Form 10-K/A
period 2005-12-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________

Amendment No. 1
TO
Form 10-KSB
ON
Form 10-K/A

 (Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2005.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-30995
__________________________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
______________________

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

The number of shares of common stock of the issuer outstanding as of July 6, 2009 was 106,468,637.

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

This Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for the twelve months ended December 31, 2005 (the “2005 10-KSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our  financial statements as of December 31, 2005 and for the twelve months ended December 31, 2005 and 2004, and the period from January 14, 2000 (date of inception) through December 31, 2005.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 13 to the  financial statements included with this report.

This Form 10-K/A sets forth the 2005 Form 10-KSB in its entirety.  This Form 10-K/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2005 Form 10-KSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2005 10-KSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2005 10-KSB.  This Form 10-K/A does not describe events occurring after the 2005 10-KSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2005 10-KSB.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2005 10-KSB, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

Item 13 of Part III of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report:

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

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute "forward-looking statements".  These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

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

Restatement

As described in Note 13 to our financial statements included herein, we have restated our financial statements as of and for the year ended December 31, 2005, to revise the acquisition accounting for the Searchlight Minerals Claims and the Joint Venture Agreement, and to reclassify all activities prior to January 1, 2005 to discontinued operations.

 The Searchlight Claims mineral properties have been restated to reflect payment made by issuance of 1,400,000 shares at $0.35 per share on July 7, 2005 at the market value on the date of issuance and a deferred future income tax liability assumed as part of the initial contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties.  Pursuant to EITF 98-11, we valued the shares issued to obtain mineral properties at their market price at the date of the issue.

The impact of this restatement had the effect of increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308.

The Company restated the joint venture agreement as of December 31, 2005.  The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued.  The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued. The restated value of the warrants was $1,310,204.  The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

The consolidated statement of operations for the period from January 14, 2000 (date of inception) through December 31, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

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

2.
On February 21, 2006, we entered into an employment agreement with Ian R. McNeil dated effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer.  Mr. McNeil is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of the Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by us other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

3.
Also on February 21, 2006, we entered into an employment agreement with Carl S. Ager dated effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary.  Mr. Ager is also eligible for a discretionary bonus to be determined based on factors considered relevant by the board of directors, and may be granted, subject to the approval of the Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by us other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any expenditures over the past two fiscal years ended December 31, 2005 on research and development.  We expended $887,023 on mineral exploration and evaluation expenses in connection with our exploration programs on the Searchlight Project and Clarkdale Slag Project during fiscal 2005.

EMPLOYEES

We have no employees other than Carl S. Ager and Ian McNeil, each of whom is an officer of Searchlight and a member of Searchlight’s board of directors.  See “Executive Compensation - Employment Contracts” below.

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

6.
On July 7, 2005, we approved the issuance of 700,000 shares of our common stock to 18 mineral claim owners in connection with the Option Agreements dated February 8, 2005 among us and the mineral claim owners. The issuance was completed pursuant to Section 4(2) of the Securities Act on the basis that each claim owner was a sophisticated investor and was in a position of access to relevant and material information regarding our operations. Each claim owner delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. As adjusted following the effectiveness of our two for one stock split on September 30, 2005 we issued 1,400,000 shares of our common stock to the claim owners.

7.
On July 6, 2005, we issued 200,000 shares of common stock to a consultant for payment of accounts payable related to consulting services provided to us in January 2002.  These securities were issued pursuant to the provisions of Regulation S of the Securities Act.

8.
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

9.
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

We recorded a net loss of $1,201,424 for the year ended December 31, 2005 and have an accumulated deficit of $5,465,300 since inception.  As at the date of this Annual Report we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.  See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31,
	2005 (restated)	2004	Percentage Increase
			/ (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,721,777)	-	n/a
Income Tax Benefit	399,645	-	n/a
Gain (Loss) from Discontinued Operations	120,708	(700,444)	117.2%
Net Loss	$(1,201,424)	$(700,444)	71.5%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2005.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

For the year ended December 31, 2005, gain from discontinued operations was $120,708, compared to a loss of $700,444 for the year ended December 31, 2004.  The income in the 2005 is attributed to a foreign currency translation adjustment on accounts payable related to our biotechnology business.  The 2004 loss is attributed to normal expenses incurred in our biotechnology business in which we are no longer engaged.

Operating Expenses

The major components of our operating expenses are outlined in the table below:
	Year Ended December 31,
			Percentage
	2005	2004	Increase /
	(restated)		(Decrease)
Mineral exploration and evaluation expenses	$887,023	-	n/a
General and administrative	833,804	-	n/a
Depreciation	950	-	n/a
Total Operating Expenses	$1,721,777	$-	n/a
We incurred operating expenses in the amount of $1,721,777 for the fiscal year ended December 31, 2005 as compared to $0 for the fiscal year ended December 31, 2004.  We have re-organized our business from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties.  All business activity prior to January 1, 2005 has been reclassified to discontinued operations.  Operating expenses were related to the following: (i) mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project; (ii) professional fees associated with the completion of our private placements and the preparation of our registration statement on Form SB-2; (iii) management fees; and (iii) stock compensation expenses of $399,782.

Liquidity and Financial Condition
Working Capital
			Percentage
	At December 31, 2005	At December 31, 2004	Increase / (Decrease)
Current Assets	$705,856	$295	239,173%
Current Liabilities	1,178,123	1,685,661	(30.1)%
Working Capital Deficit	$(472,267)	$(1,685,366)	(72.0)%

Cash Flows
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Cash Flows used in Operating Activities	$(1,477,027)	$(147,838)
Cash Flows used in Investing Activities	(793,219)	(4,538)
Cash Flows from Financing Activities	2,975,807	134,473
Net Increase (Decrease) in Cash	$705,561	$(17,903)

The decrease in our working capital deficit from $1,685,366 as at December 31, 2004 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $2,975,807 from private placements of our securities completed during the year ended December 31, 2005.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Gold Project and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing.  We recorded a net operating loss before income taxes of $1,721,777 for the year ended December 31, 2005 and have an accumulated deficit of $5,465,300 since inception.  As of the date of this Annual Report we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment.   f events and circumstances warrant evaluation, we use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing.  We recorded a net operating loss before income taxes of $1,721,777 for the year ended December 31, 2005 and have an accumulated deficit of $5,465,300 since inception.  As at the date of this Annual Report, we had cash of approximately $1,400,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We have restated certain items on our balance sheet and statement of operations.  On our balance sheet: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the acquisition of the mineral claims making up the Searchlight Gold Project and for the computation of deferred tax liability assumed in the acquisition; and (ii) the Joint Venture Agreement has been restated to include revision of acquisition costs related to issuance of warrants.  Our statement of operations for the year ended December 31, 2005, has been restated to reclassify other comprehensive income as discontinued operations and to reflect income tax benefit related to the acquisition accounting for the Searchlight Claims and the Joint Venture Agreement.  Our consolidated statement of operations for the period from inception to December 31, 2005 has been restated to reflect the cumulative totals impacted by the 2005 restated amounts, as well as to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.  Related to these issues, our balance sheet for the period ended December 31, 2005 has been restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.  As a result of the events described above, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

Kyle L. Tingle CPA, LLC
PERSONAL FINANCIAL PLANNING,
BUSINESS SERVICES & TAX PLANNING

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Searchlight Minerals, Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Searchlight Minerals, Corp. (an Exploration Stage Enterprise) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows, for the year then ended and the period January 14, 2000 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Searchlight Minerals, Corp. as of December 31, 2004 and for the year ended December 31, 2004 and the period from January 14, 2000 (date of inception) to December 31, 2004 , were audited by other auditors whose report dated April 11, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals, Corp. (an Exploration Stage Enterprise) as of December 31, 2005 and the results of its operations and cash flows for the year ended December 31, 2005 and the period from January 14, 2000(date of inception) to December 31, 2005 in conformity with generally accepted accounting principles.

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

As discussed in Note 1 and 13 to the financial statements, the accompanying 2005 financial statements have been restated.

Kyle L. Tingle, CPA, LLC

April 10, 2006, except for Note 2 which is October 23, 2006
and Notes 1,3,4 and 13 which is July 7, 2008.
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
Phone: 604. 714. 3600 Fax: 604. 714. 3669 Web: manningelliott.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Searchlight Minerals Corp. (formerly Phage Genomics Inc. in 2004)
(A Development Stage Company)

We have audited the accompanying balance sheet of Searchlight Minerals Corp. (formerly Phage Genomics Inc. in 2004) (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from January 14, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Searchlight Minerals Corp. (formerly Phage Genomics Inc. in 2004) (A Development Stage Company), as of December 31, 2004, and the results of its operations and cash flows for the year then ended and the period from January 14, 2000 (date of inception) to December 31, 2004, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from operations since inception, has not generated any revenue and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments, which might result from the outcome of this uncertainty.

Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 11, 2005

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(RESTATED)

	December 31, 2005	December 31, 2004
	(restated)
ASSETS

Current assets
Cash	$705,856	$295

Total current assets	705,856	295

Property and equipment, net	15,136	1,349
Mineral properties	819,442	—
Joint venture agreement	2,608,481	—
Deposits	180,500	—

Total non-current assets	3,623,559	1,349

Total assets	$4,329,415	$1,644

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$783,246	$976,316
Convertible debt - related party	—	300,000
Loan payable - related party	379,877	409,345
Loan payable	15,000	—

Total current liabilities	1,178,123	1,685,661

Long-term liabilities
Deferred tax liability	450,940	—

Total long-term liabilities	450,940	—

Total liabilities	1,629,063	1,685,661

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 52,150,000 and 108,300,000 shares, respectively, issued and outstanding	52,150	108,300
Additional paid-in capital	7,843,502	2,471,559
Common stock subscribed	270,000	—
Accumulated deficit during exploration stage	(5,465,300)	(4,263,876)

Total stockholders' equity (deficit)	2,700,352	(1,684,017)

Total liabilities and stockholders' equity (deficit)	$4,329,415	$1,644

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2005	December 31, 2004	December 31, 2005
	(restated)		(restated)

Revenue	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expense	887,023	—	887,023
General and administrative	833,804	—	833,804
Depreciation	950	—	950

Total operating expenses	1,721,777	—	1,721,777

Loss before income taxes	(1,721,777)	—	(1,721,777)

Income tax benefit	399,645	—	399,645

Loss from continuing operations	(1,322,132)	—	(1,322,132)

Discontinued operations:
Gain (loss) from discontinued operations	120,708	(700,444)	(4,143,168)

Net loss	$(1,201,424)	$(700,444)	$(5,465,300)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$—
Gain (loss) from discontinued operations	—	(0.01)

Net loss	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	50,777,096	108,300,000

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	—	$—	$—	$—	$—	$—

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	—	(24,999)	1

Net loss	—	—	—		(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	—	(256,968)	(231,968)

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	—	(5,150)	—

Net loss	—	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	—	1,037,126

Beneficial conversion feature associated with debt	—	—	300,000	—	—	300,000

Net loss	—	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	—	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	—	—	1,200,000

Deferred compensation	—	—	12,583	—	—	—

Amortization of deferred compensation	—	—	—	—	—	10,387

Net loss	—	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	—	(3,563,432)	(985,769)

Amortization of deferred compensation	—	—	—	—	—	2,196

Net loss					(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	—	(4,263,876)	(1,684,017)

Issuance of stock options for 1,000,000 shares of common stock to two officers	—	—	133,062	—	—	133,062

Issuance of stock options for 500,000 shares of common stock in satisfaction of debt	—	—	300,000	—	—	300,000

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	—	—	—

Issuance of 12,000,000 warrants in consideration of joint venture option (restated, see Note 13)	—	—	1,310,204			1,310,204

Issuance of common stock for mining claims (restated, see Note 13)	1,400,000	1,400	488,600	—	—	490,000

Issuance of common stock in satisfaction of debt, $0.625 per share option	200,000	200	124,800	—	—	125,000

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $205,250 commissions	6,390,000	6,390	1,369,070	—	—	1,375,460

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $135,000 commission	5,400,000	5,400	1,194,947	—	—	1,200,347

Issuance of common stock for cash, Reg. D 506 - Private Placement, $0.25 per share	460,000	460	114,540	—	—	115,000

Issuance of stock options for 1,500,000 shares of common stock to three officers	—	—	266,720	—	—	266,720

Common stock subscribed	—	—	—	270,000	—	270,000

Net loss (restated)					(1,201,424)	(1,201,424)

Balance, December 31, 2005 (restated)	52,150,000	$52,150	$7,843,502	$270,000	$(5,465,300)	$2,700,352

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2005	December 31, 2004	December 31, 2005
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,201,424)	(700,444)	$(5,465,300)
Deduct: Gain (loss) from discontinued operations	120,708	(700,444)	(4,143,168)
Loss from continuing operations	(1,322,132)	—	(1,322,132)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	950	—	950
Stock based expenses	399,782	—	399,782
Loss on disposition of fixed assets	1,349	—	1,349
Changes in operating assets and liabilities:
Other assets	(180,500)	—	(180,500)
Accounts payable and accrued liabilities	23,169	—	23,169
Deferred income taxes	(399,645)	—	(399,645)

Net cash used in operating activities	(1,477,027)	—	(1,477,027)
Net cash used in operating activities from discontinued operations	—	(147,838)	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	(87,134)	—	(87,134)
Cash paid for joint venture and merger option	(690,000)	—	(690,000)
Purchase of fixed assets	(16,085)	—	(16,085)

Net cash used in investing activities	(793,219)	—	(793,219)
Net cash used in investing activities from discontinued operations	—	(4,538)	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,690,807	—	2,690,807
Proceeds/payments on loan payable	15,000	—	15,000
Proceeds from subscribed stock	270,000	—	270,000

Net cash provided by financing activities	2,975,807	—	2,975,807
Net cash provided by financing activities from discontinued operations	—	134,473	3,384,237

NET CHANGE IN CASH	705,561	(17,903)	705,856

CASH AT BEGINNING OF PERIOD	295	18,198	—

CASH AT END OF PERIOD	$705,856	$295	$705,856

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$300,000	$—	$1,500,000

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$125,000	$—	$125,000

Common stock issued for acquisition of mining claims	$490,000	$—	$490,000

Warrants issued for joint venture option for slag project	$1,310,204	$—	$1,310,204

Acquisition related deferred liability assumed	$913,776	$—	$913,776

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

Going concern - The Company incurred cumulative net losses of approximately $5,465,300 from operations as of December 31, 2005 and has not commenced its mining operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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
(RESTATED)

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144, if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2005 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2005 and 2004 that were not included in the computation of diluted EPS because the effect would be antidilutive were 5,177,057 and 0, respectively.

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

For acquired properties, that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98-03 (“EITF 98-03”), “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - On December 16, 2004, the FASB issued Financial Accounting Standard No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004.

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

Correction of an error

Searchlight Mining Claims – (See Note 3) – The Searchlight Claims mineral properties have been restated to reflect the revised consideration and the deferred future income tax liability assumed as part of the subsequent  contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying  mineral properties. The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration to date of $577,134 and the tax basis of $127,134 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price which was applied to the mineral properties asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

The impact of this restatement had the effect of increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308.

Joint venture agreement – (See Note 4) – The Company restated the joint venture agreement as of December 31, 2005. The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued. The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued. The restated value of the warrants was $1,310,204. The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

Discontinued operations - The consolidated statement of operations for the period from January 14, 2000 (date of inception) through December 31, 2005 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The consolidated statement of operations for the year ended December 31, 2005, has been restated to reclassify $120,708 of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, to discontinued operations. The restatement also reflects the income tax benefit of $399,645 related to mineral property acquisitions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2005 and 2004:

	2005	2004
Furniture and fixtures	$7,038	$—
Computers and equipment	9,048	33,776
	16,086	33,776
Less: accumulated depreciation	950	32,427

	$15,136	$1,349

Depreciation expense was $950 and $13,334 for the years ended December 31, 2005 and 2004, respectively.

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 13)

As of December 31, 2005, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At December 31, 2005 mineral properties balance was $819,442.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2005, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 13) (continued)

The following table summarizes the changes of mineral properties for the year ended December 31, 2005:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, December 31, 2005	$127,134	$692,308		$819,442

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
b.
Restate for the resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value, which was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 13)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 13) (continued)

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

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended December 31, 2005:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$—	$690,000
Issuance of warrants	—	1,310,204	1,310,204
Net deferred income tax liability assumed	—	608,277	608,277

Joint venture agreement balance, December 31, 2005	$690,000	$1,918,481	$2,608,481

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDERS’ EQUITY (continued)

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

g)
On June 1, 2005, the Company approved issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option. On June 1, 2005, the Company approved issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option.  Satisfaction of the financing related closing conditions of the assignment agreement were met on September 7, 2005 and on October 24, 2005 the issuance of the warrants was completed.  The warrants contain an expiration date of June 1, 2015.

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding as at December 31, 2004.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDERS’ EQUITY (continued)

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

Stock Options – During the year ended December 31, 2005 and 2004, the Company granted stock options to employees and directors totaling 3,000,000 and -0- shares of its common stock with a weighted average strike price of $0.35 and $ 0.00 per share, respectively.  Certain stock options were exercisable upon grant and have a life of 5 years.  As of December 31, 2005 stock option outstanding totaled 3,000,000 with a weighted average strike price of $0.35 per share.

The following table summarizes the Company’s stock option activity.

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2003	4,833,000	$.91
Options granted and assumed	—	—
Options expired	(1,000,000)	.50
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2004	3,833,000	$1.01
Options granted and assumed	3,000,000	.35
Options expired	—	—
Options canceled	(3,833,000)	1.01
Options exercised	—	—

Balance, December 31, 2005	3,000,000	$.35

The Company estimates the fair value of these options granted to the consultant by using the Binomial Lattice (Cox, Ross Rubenstein) option pricing-model with the following assumptions used for grants in 2005 using specific grant dates; no dividend yield; expected volatility of 85%; risk free interest rates of 3.65% to 4.39%; and expected lives of 4.6 to 4.8 years for all non-employee stock options. Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options that became exercisable upon grant in 2005 for $399,782 as of December 31, 2005.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDER’S EQUITY (continued)

The following table summarizes information about options granted during the year ended December 31, 2005:

Exercise Price
Equals, Exceeds
or
Number of	is Less Than Mkt.	Weighted		Weighted
Options Granted	Price of Stock	Average	Range of	Average
During 2005	on Grant Date	Exercise Price	Exercise Price	Fair Value
—	Equals	$—	$ — to $ —	$—
—	Exceeds	$—	$ — to $ —	$—
3,000,000	Less Than	$0.35	$0.25 to $0.44	$0.16

3,000,000		$0.35	$0.25 to $0.44	$0.16

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

During the year ending December 31, 2005, the Company acquired the interest in a joint venture agreement, as discussed in Note 3, which included stock warrants for 12,000,000 shares of common stock, with a strike price of $0.375 per share. The value of these warrants was restated (See Note 1 and 4). The value was computed using the binomial lattice method and was allocated to the acquisition cost of the project and was computed based on the following assumptions:

Dividend yield	—
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	9.6

During the year ending December 31, 2005, the Company issued stock options for 500,000 shares of common stock for satisfaction of debt totaling $300,000 with a strike price of $0.25 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDER’S EQUITY (continued)

The following table summarizes information about options/warrants granted during the year ended December 31, 2005:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2004	—	$—
Options/warrants granted and assumed	21,618,500	.44
Options/warrants expired	—	—
Options/warrants canceled	—	—
Options/warrants exercised	—	—

Balance, December 31, 2005	21,618,500	$.44

9.	INCOME TAXES

The Company is a Nevada corporation operating in Nevada and is subject to federal income tax.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2005 and 2004,

	2005	2004

Income tax benefit based on statutory tax rate	$(602,623)	$—
Non-deductible and other	475	—
Change in valuation allowance	202,503	—

Income tax benefit	$(399,645)	$—

Significant components of the Company’s net deferred income tax assets at December 31 were as follows:

	December 31, 2005	December 31, 2004
Deferred income tax assets:

Net operating loss carryforward	$462,837	$—
Option compensation	139,924	—

Gross deferred income tax asset	602,761	—
Valuation allowance	(202,503)	—
	400,258	—
Deferred income tax liabilities:

Property, plant & equipment	613	—
Acquisition related liabilities	850,585	—

Net deferred income tax liability	$450,940	$—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

9.	INCOME TAXES (continued)

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2005.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal rates with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with EITF 98-11 and SFAS 109, is reflected as an increase to the total purchase price which has been applied to the underlying mineral properties in the absence of there being a goodwill component associated with the acquisition transactions.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $1,308,387 for federal income taxes.  The net operating loss carryforward expire in 2025.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of December 31, 2005 are as follows:

2006	$7,750

Rental expense, resulting from operating lease agreements, approximated $17,230 for the years ended December 31, 2005.

Employment contracts – Ian R. McNeil.  The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer.  Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

10.	COMMITMENTS AND CONTINGENCIES (continued)

Carl S. Ager.  The Company entered into an employment agreement with Carl S. Ager effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as the Company’s Treasurer and Secretary.  Mr. Ager is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

11.	RELATED PARTY TRANSACTIONS

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

12.	SUBSEQUENT EVENTS

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

13.	RESTATEMENT

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

The statement of operations for the year ended December 31, 2005, has been restated to reclassify $120,708 of other comprehensive income, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations. The restatement also reflects the income tax benefit of $399,645.

The following table summarizes the balance sheet of the Company as of December 31, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
December 31, 2005	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$692,308	a	$819,442
Joint venture agreement	690,000	1,918,481	b	2,608,481
Total assets	1,718,626	2,610,789		4,329,415
Deferred tax liability	—	450,940	c	450,940
Total liabilities	1,178,123	450,940	c	1,629,063
Additional paid-in capital	6,083,298	1,760,204	a,b	7,843,502
Accumulated other comprehensive loss	(109,837)	109,837	d	—
Accumulated deficit during exploration stage	(5,755,108)	289,808	d,e	(5,465,300)
Total stockholders' equity	540,503	2,159,849		2,700,352
Total liabilities and stockholders' equity	$1,718,626	$2,610,789		$4,329,415

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

13.	RESTATEMENT (continued)

The following table summarizes the statement of operations for the year ended December 31, 2005 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the year ended December 31, 2005	As Reported	Adjustments		As Restated

Income tax benefit	$—	$399,645	e	399,645
Net loss	(1,721,777)	520,353	e,f	(1,201,424)
Foreign currency translation adjustment	$120,708	$(120,708)	F	$—

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through December 31, 2005, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2005	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	g	$—
General and administrative	2,466,928	(1,633,124)	h	833,804
Depreciation	236,124	(235,174)	i	950
Impairment loss on intangible assets	173,234	(173,234)	j	—
Impairment loss on property and equipment	86,683	(86,683)	k	—
Total operating expenses	5,750,087	(4,028,310)	l	1,721,777
Loss from operations	(5,750,087)	4,028,310	l	(1,721,777)
Other income	282,142	(282,142)	m	—
Interest expense, net	(300,000)	300,000	n	—
Total other income (expense)	(17,858)	17,858	m,n	—
Loss before income taxes	(5,767,945)	4,046,168		(1,721,777)
Income tax benefit	12,837	386,808	e,o	399,645
Net loss	(5,864,945)	399,645	e	(5,465,300)
Foreign currency translation adjustment	120,708	(120,708)	p	—
Loss from discontinued operations	$—	$(4,143,168)	q	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

13.	RESTATEMENT (continued)

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

c.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
d.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Reclassify foreign currency translation adjustment from the period ended December 31, 2005 as general and administrative expense.
g.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
h.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
i.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
j.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
k.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
l.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
m.	Reclassify other income earned prior to 2005 as discontinued operations.
n.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
o.	Reclassify income tax benefit prior to 2005 as discontinued operations.
p.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
q.	Reclassify net losses prior to 2005 as discontinued operations.

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

ITEM 8A.             CONTROLS AND PROCEDURES.

NOTE: This Item 8A. Controls and Procedures has been updated to reflect the restatement of our 2005 and 2006 financial statements, as discussed above in the Introductory Explanatory Note and in Item 6 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures

This Annual Report on Form 10-K/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Annual Report for the period ended December 31, 2005, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of December 31, 2005, management considered the impact of the restatement to our interim financial statements for the 12 month period ended December 31, 2005, as outlined in Item 6, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of a qualified Chief Financial Officer, as well as the lack of adequate additional research materials and support staff, represented material weaknesses in our disclosure controls and procedures as of December 31, 2005.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  also represented material weaknesses in our disclosure controls and procedures as of December 31, 2005.  Such complex transactions included:

•	capital asset acquisitions; and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

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

In addition, subsequent to this period we remediated the weakness of management’s failure to consult an outside expert in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2007, with the exception of the following:

•
Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) relating to an event occurring in 2005 and which remained delinquent at December 31, 2005;

•
Ian R. McNeil, one of our directors and our Chief Executive Officer, was delinquent in the reporting of one transaction in 2005 on Form 4 which was reported on a delinquent basis on one report and which remained delinquent at December 31, 2005;

•
Carl S. Ager, one of our directors and our Vice President, Secretary and Treasurer, was delinquent in the reporting of one transaction in 2005 on Form 4 which was reported on a delinquent basis on one report and which remained delinquent at December 31, 2005;

•
Robert D. McDougal, one of our directors, was delinquent in the reporting of one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report and which remained delinquent at December 31, 2005;

•	Caisey Harlingten, one of our former officers and directors, was delinquent in the reporting of one transaction in 2005 on Form 4 which was reported on a delinquent basis on one report;

•
Pastiche Holdings Ltd., an affiliate of Caisey Harlingten, one of our former officers and directors, was delinquent in the reporting of two transactions in 2005 on Form 4 which were reported on a delinquent basis on two reports; and

•	K. Ian Matheson, one of our principal stockholders and directors, was delinquent in the filing of a Form 3 relating to an event occurring in 2005.

ITEM 10.               EXECUTIVE COMPENSATION.

Management Compensation

The following table summarizes the compensation awarded to, earned by, or paid to Searchlight’s President and Chief Executive Officer and other officers and directors who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of Searchlight’s three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						Awards		Payouts
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs* (#)	LTIP payouts ($)	All Other Compen- sation
Ian R. McNeil	Director,	2005	$0	$36,000	$0	0	500,000	$0	$0
	President and	2004	$0	$0	$0	0	0	$0	$0
	CEO(4)	2003	$0	$0	$0	0	0	$0	$0

Carl S. Ager	Director,	2005	$0	$26,666	$0	0	500,000	$0	$0
	Secretary,	2004	$0	$0	$0	0	0	$0	$0
	Treasurer and	2003	$0	$0	$0	0	0	$0	$0
	CFO(5)

K. Ian	Director, Former	2005	$0	$0	$38,500	0	500,000	$0	$0
Matheson	President, Former	2004	$0	$0	$0	0	0	$0	$0
	CEO and Former	2003	$0	$0	$0	0	0	$0	$0
	CFO(1)(6)

Caisey	Former President	2005	$0	$0	$0	0	1,000,000	$0	$0
Harlingten	and Former	2004	$0	$0	$0	0	0	$0	$0
	CEO(2)	2003	$0	$0	$250,000	0	0	$0	$0

Dr. David	Former President	2005	$0	$0	$0	0	0	$0	$0
Rooke	and Former	2004	$0	$0	$0	0	0	$0	$0
	CEO(3)	2003	$0	$0	$0	0	0	$0	$0

Notes:

(1)	Mr. Matheson was appointed as Searchlight’s President and CEO on February 10, 2005 and resigned as President and CEO on October 7, 2005.

(2)	Mr. Harlingten resigned as Searchlight’s President and CEO on February 21, 2005.

(3)	Mr. Rooke resigned as Searchlight’s President and CEO on March 4, 2004.

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

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FISCAL YEAR FISCAL YEAR-END OPTION/SAR VALUES

Name	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year- End (#) exercisable / unexercisable	Value of Unexercised In- The-Money Options/SARs at Financial Year- End ($) exercisable / unexercisable

Ian R. McNeil, Director, President and CEO	Nil	N/A	500,000	$15,000/N/A	(1)

Carl S. Ager, Director, Treasurer, Secretary and CFO	Nil	N/A	500,000	$15,000/N/A	(1)

K. Ian Matheson, Director and Former President and Former CEO	Nil	N/A	500,000	$110,000/N/A	(1)

Robert D. McDougal, Director	Nil	N/A	500,000	$15,000/N/A	(1)

Caisey Harlingten, Former President and Former CEO	Nil	N/A	1,000,000	$220,000/N/A	(1)

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

Ian R. McNeil.  We entered into an employment agreement with Ian R. McNeil effective January 1, 2006. Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement, in consideration of which Mr. McNeil agreed to act as our President and Chief Executive Officer.  Mr. McNeil is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by us other than for cause, we will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

Carl S. Ager.  We entered into an employment agreement with Carl S. Ager effective January 1, 2006. Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement, in consideration of which Mr. Ager agreed to act as our Treasurer and Secretary.  Mr. Ager is also eligible for a discretionary bonus to be determined based on factors considered relevant by our board of directors, and may be granted, subject to the approval of our Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement. In the event that the agreement is terminated by us other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

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

		AMOUNT AND
		NATURE		PERCENTAGE
	NAME AND ADDRESS	OF BENEFICIAL		OF COMMON
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP		STOCK(1)

DIRECTORS AND OFFICERS

Common Stock	K. Ian Matheson	13,602,504	(2)	20.68%
	Director
	2215 Lucerne Circle
	Henderson, NV 89014

Common Stock	Ian R. McNeil	16,907,594	(3), (5)	29.26%
	Chief Executive Officer, President
	Director
	#120 - 2441 West Horizon Ridge
	Parkway, Henderson, NV 89052

Common Stock	Carl S. Ager	16,907,594	(3), (6)	29.26%
	Chief Financial Officer, Secretary,
	Treasurer
	Director
	#120 - 2441 West Horizon Ridge
	Parkway, Henderson, NV 89052

Common Stock	Robert D. McDougal	729,114	(7)	1.26%
	Director
	#120 - 2441 West Horizon Ridge
	Parkway, Henderson, NV 89052

Common Stock	All Officers and Directors	32,146,806		47.78%
	as a Group (4 persons)

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock	K. Ian Matheson	13,602,504	(2)	20.68%
	Director
	2215 Lucerne Circle
	Henderson, NV 89014

Common Stock	Nanominerals Corp.	16,000,000	(3)	27.94%
	3500 Lakeside Court, Suite 206
	Reno, NV 89509

Common Stock	Centrum Bank AG	4,884,000	(4)	8.29%
	Kirchstrasse 3, Postfach 1168
	FL-9490 Vaduz, Lechtenstein

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

(3)	Nanominerals is a private Nevada corporation, Ian R. McNeil and Carl S. Ager are each directors and officers of Nanominerals and each holds 17.5% of the outstanding common stock of Nanominerals.

(4)
Consists of 3,256,000 shares and 1,628,000 warrants to purchase additional shares of our common stock that can be acquired by the Centrum Bank AG upon exercise of Warrants held by Centrum Bank AG within 60 days of the date hereof.

(5)
Consists of 407,594 shares held directly by Ian R. McNeil and options to acquire an additional 500,000 shares of our common stock exercisable within 60 days of the date hereof.  For purposes of Rule 13d-3 of the Exchange Act, Mr. McNeil may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of his ownership interest and position in Nanominerals.  However, Mr. McNeil disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (3) above.

(6)
Consists of 407,594 shares held directly by Carl S. Ager and options to acquire an additional 500,000 shares of our common stock exercisable within 60 days of the date hereof. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of his ownership interest and position in Nanominerals.  However, Mr. Ager disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (3) above.

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

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)

10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)

10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)

10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)

10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)

10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)

10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)

10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. (12)

10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005. *

10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)

10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005. (18)

10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)

10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)

10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006(17)

10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006(17)

14.1	Code of Ethics.(7)

23.1	Consent of Dr. Richard F. Hewlett

23.2	Consent of Nanominerals Corp.

23.3	Consent of Mountain States R&D International Inc.

23.4	Consent of Arrakis, Inc.

23.5	Consent of Kyle L. Tingle, CPA, LLC

23.6	Consent of Manning Elliot LLP

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Audit Committee Charter.(7)

99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.

(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.

(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.

(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.

(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.

(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;

(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.

(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.

(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.

(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.

(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.

(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.

(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.

(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.

(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.

(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.

*	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2006.

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
Date: July 6, 2009

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
(Principal Financial Officer)
Date: July 6, 2009