Form 10-Q/A
period 2006-03-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2006 (the “2006 First Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, and the period from January 14, 2000 (date of inception) through March 31, 2006.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

This Form 10-Q/A sets forth the 2006 First Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2006 First Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2006 First Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 First Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2006 First Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 First Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 First Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	March 31, 2006	December 31, 2005
	(restated)
ASSETS

Current assets
Cash	$1,526,693	$705,856
Prepaid expense	1,998	—

Total current assets	1,528,691	705,856

Property and equipment, net	14,343	15,136
Mineral properties	819,442	819,442
Joint venture agreement	2,608,481	2,608,481
Reclamation bond	180,500	180,500

Total non-current assets	3,622,766	3,623,559

Total assets	$5,151,457	$4,329,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$848,111	$783,246
Loan payable - related party	382,792	379,877
Loan payable	—	15,000

Total current liabilities	1,230,903	1,178,123

Long-term liabilities
Deferred tax liability	170,326	450,940

Total long-term liabilities	170,326	450,940

Total liabilities	1,401,229	1,629,063

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 57,275,000 and 52,150,000 shares,
respectively, issued and outstanding	57,275	52,150
Additional paid-in capital	9,505,627	7,843,502
Common stock subscribed	—	270,000
Accumulated deficit during exploration stage	(5,812,674)	(5,465,300)

Total stockholders' equity	3,750,228	2,700,352

Total liabilities and stockholders' equity	$5,151,457	$4,329,415

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2006	March 31, 2005	March 31, 2006
	(restated)		(restated)

Revenue	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expenses	278,744	—	1,165,767
Mineral exploration and evaluation
expenses - related party	123,750	—	123,750
General and administrative	224,701	161,480	1,058,505
Depreciation	793	—	1,743

Total operating expenses	627,988	161,480	2,349,765

Loss before income taxes	(627,988)	(161,480)	(2,349,765)

Income tax benefit	280,614	—	680,259

Loss from continuing operations	(347,374)	(161,480)	(1,669,506)

Discontinued operations:
Gain (loss) from discontinued operations	—	24,148	(4,143,168)

Net Loss	$(347,374)	$(137,332)	$(5,812,674)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	55,950,556	35,094,444

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	—	$—	$—	$—	$—	$—

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	—	(24,999)	1

Net loss	—	—	—	—	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	—	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	—	(5,150)	—

Net loss	—	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	—	1,037,126

Beneficial conversion feature
associated with debt	—	—	300,000	—	—	300,000

Net loss	—	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	—	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	—	—	1,200,000

Deferred compensation	—	—	12,583	—	—	—

Amortization of deferred
compensation	—	—	—	—	—	10,387

Net loss	—	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	—	(3,563,432)	(985,769)

Amortization of deferred
compensation	—	—	—	—	—	2,196

Net loss	—	—	—	—	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	—	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	—	—	133,062	—	—	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	—	—	300,000	—	—	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	—	—	—

Issuance of 12,000,000 warrants
in consideration of joint venture
option	—	—	1,310,204	—	—	1,310,204

Issuance of common stock
for mining claims	1,400,000	1,400	488,600	—	—	490,000

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	—	—	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	—	—	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	—	—	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	—	—	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	—	—	266,720	—	—	266,720

Common stock subscribed	—	—	—	270,000	—	270,000

Net loss	—	—	—	—	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	—	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	—	—	—

Net loss (restated)	—	—	—	—	(347,374)	(347,374)

Balance, March 31, 2006 (restated)	57,275,000	$57,275	$9,505,627	$—	$(5,812,674)	$3,750,228

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2006	March 31, 2005	March 31, 2006
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(347,374)	$(137,332)	$(5,812,674)
Deduct: Gain (loss) from discontinued operations	—	24,148	(4,143,168)
Loss from continuing operations	(347,374)	(161,480)	(1,669,506)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	793	—	1,743
Stock based expenses		133,062	399,782
Loss on disposition of fixed assets	—	1,349	1,349
Changes in operating assets and liabilities:			—
Other current assets	(1,998)	—	(1,998)
Other assets	—	—	(180,500)
Accounts payable and accrued liabilities	67,780	—	90,949
Deferred income taxes	(280,614)	—	(680,259)

Net cash used in operating activities	(561,413)	(27,069)	(2,038,440)
Net cash used in operating activities from discontinued operations	—	—	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	—	(19,572)	(87,134)
Cash paid for joint venture agreement	—	—	(690,000)
Purchase of fixed assets	—	—	(16,085)

Net cash used in investing activities	—	(19,572)	(793,219)
Net cash used in investing activities from discontinued operations	—	—	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,397,250	—	4,088,057
Proceeds/payments on loan payable	(15,000)	100,000	—
Proceeds from subscribed stock	—	—	270,000

Net cash provided by financing activities	1,382,250	100,000	4,358,057
Net cash provided by financing activities from discontinued operations	—	—	3,384,237

NET CHANGE IN CASH	820,837	53,359	1,526,693

CASH AT BEGINNING OF PERIOD	705,856	295	—

CASH AT END OF PERIOD	$1,526,693	$53,654	$1,526,693

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$—	$300,000	$1,500,000

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$—	$—	$125,000

Assets acquired for common stock issued for the acquisition	$—	$—	$490,000

Warrants issued in connection with joint venture agreement
related to slag project	$—	$—	$1,310,204

Net deferred tax liability assumed	$—	$—	$913,776

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

The interim financial statements present the balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in note 9) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005.

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

Going concern - The Company incurred cumulative net losses of $5,812,674 from operations as of March 31, 2006 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2006 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Fair value of financial instruments – Financial Accounting Standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 27,210,222 and 408,333, respectively.

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

Stock-based compensation - On December 16, 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment”, which replaces Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption option. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the requirements of SFAS No. 123R for the fiscal year beginning after December 31, 2004 .

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for years beginning after January 1, 2006. The adoption of this statement had little or no effect on the Company’s financial position, results of operations, and disclosures.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  The adoption of this guidance had little or no effect on the Company’s financial position, results of operations, and disclosures.

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

Correction of an Error - Searchlight Mining Claims – (See Note 3) – The Company restated the Searchlight Mining Claims as of March 31, 2006. The Company originally valued the transaction at $127,134 for cash paid and shares valued at $40,000, or $2,000 per claim. The Company determined that pursuant to EITF 98-11, the shares should have been valued at their market price on the date of the issue. The restatement of the Searchlight Claims mineral properties also reflects the deferred future income tax liability assumed, the value of which has been added to the acquisition costs of the underlying mineral properties. The impact of this restatement had the effect of increasing the mineral property by $450,000 for the shares issued and by $242,308 for the deferred future income tax liability assumed for a total increase of $692,308.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Joint venture agreement – (See Note 4) – The Company restated the joint venture agreement as of March 31, 2006 . The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued. The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued. The restated value of the warrants was $1,310,204. The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

The statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three months ended March 31, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Furniture and fixtures	$7,038	$7,038
Computers and equipment	9,048	9,048
	16,086	16,086
Less accumulated depreciation	1,743	950

	$14,343	$15,136

Depreciation expense was $793 and $0 for the three months ended March 31, 2006 and 2005, respectively.

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 9)

As of March 31, 2006 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At March 31, 2006 mineral properties balance was $819,442.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2006 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 9) (continued)

The following table summarizes the impact of the restatement on the historical balances of the mineral properties for the period ended March 31, 2006:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, March 31, 2006	$127,134	$692,308		$819,442

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
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

Additionally, the Company entered into an amendment (the “Amended Assignment Agreement”) to the Assignment Agreement, for the purpose of clarifying the Company’s obligation to pay NMC a royalty equal to 5% of the Net Smelter Returns (as defined in the Amended Assignment Agreement) resulting from the processing and extraction of minerals from the Clarkdale Slag Project. As of October 24, 2005, the Company fulfilled its obligations under the terms and conditions of the Assignment Agreement.

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

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended March 31, 2006:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$—	$690,000
Issuance of warrants	—	1,310,204	1,310,204
Net deferred income tax liability assumed	—	608,277	608,277

Joint venture agreement balance, March 31, 2006	$690,000	$1,918,481	$2,608,481

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

5.	LOAN PAYABLE – RELATED PARTY

As of March 31, 2006, loan payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bears no interest, is unsecured, and is due on demand.

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2006 the Company’s stockholders’ equity activity consisted of the following:

a)
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

b)
On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants.  Each purchase warrant is exercisable into one share at a price of $0.65 expiring on January 18, 2008.  Total gross proceeds for this offering were $1,755,000.

Warrants associated with the 2006 equity issuances do not constitute a registration payment arrangement.

7.	COMMITMENTS AND CONTINGENCIES

Employment contracts – Ian R. McNeil, President and Chief Executive Officer. The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer. On December 31, 2005, Mr. McNeil received a bonus of $36,000 upon execution of the agreement. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	COMMITMENTS AND CONTINGENCIES (continued)

Carl S. Ager, Treasurer and Secretary. The Company entered into an employment agreement with Carl S. Ager effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000, in consideration of which Mr. Ager agreed to act as the Company’s Treasurer and Secretary. On December 31, 2005, Mr. Ager received a one time bonus of $26,666 upon execution of the agreement. Mr. Ager is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

8.	SUBSEQUENT EVENTS

On April 7, 2006, the Board of Directors adopted the 2006 Stock Option Plan (the "Plan").  Under the terms of the Plan, options to purchase up to 40,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants of Searchlight. The Plan provides that the option price be the fair market value of the stock at the date of grant as determined by the Board of Directors. Options granted become exercisable and expire as determined by the Board of Directors. The maximum aggregate number of shares of our common stock that may be optioned and sold under the Plan will be increased effective the first day of each of our fiscal quarters, beginning with the fiscal quarter commencing July 1, 2006, by an amount equal to the lesser of: (i) 15% of the total increase in the number of shares of common stock outstanding during the previous fiscal quarter; or (ii) a lesser number of shares of common stock as may be determined by the Board of Directors.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT

Searchlight Mining Claims – Mineral properties have been restated to reflect payment made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 at the market values on the date of issuance.  This restatement had the impact of increasing the mineral properties and additional paid-in capital, mineral properties also increased for deferred income tax liability assumed. Changes in amounts are reflected in tabular format as noted below.

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

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three months ended March 31, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614.

The following table summarizes the balance sheet of the Company as of March 31, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
March 31, 2006	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$692,308	a	$819,442
Joint venture agreement	690,000	1,918,481	b	2,608,481
Total assets	2,540,668	2,610,789	a,b	5,151,457
Deferred tax liability	—	170,326	c	170,326
Total liabilities	1,230,903	170,326	c	1,401,229
Additional paid-in capital	7,745,423	1,760,204	a,b	9,505,627
Accumulated other comprehensive loss	(121,606)	121,606	d	—
Accumulated deficit during exploration stage	(6,371,327)	558,653	d,e	(5,812,674)
Total stockholders' equity	1,309,765	2,440,463		3,750,228
Total liabilities and stockholders' equity	$2,540,668	$2,610,789		$5,151,457

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The following table summarizes the statement of operations for the three months ended March 31, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended March 31, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$402,494	$(123,750)	f	$278,744
Mineral exploration and evaluation expenses - related party	—	123,750	f	123,750
General and administrative	212,932	11,769	g	224,701
Total operating expenses	616,219	11,769	g	627,988
Loss from operations	(616,219)	(11,769)	g	(627,988)
Income tax benefit	—	280,614	e	280,614
Net loss	(616,219)	268,845	e,g	(347,374)
Foreign currency translation adjustment	$(11,769)	$11,769	g	$—

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through March 31, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through March 31, 2006	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	h	$—
Mineral exploration and evaluation expenses	1,289,517	(123,750)	f	1,165,767
Mineral exploration and evaluation expenses - related party	—	123,750	f	123,750
General and administrative	2,679,860	(1,621,355)	i	1,058,505
Depreciation	236,917	(235,174)	j	1,743
Impairment loss on intangible assets	173,234	(173,243)	k	—
Impairment loss on property and equipment	86,683	(86,683)	l	—
Total operating expenses	6,366,306	(4,016,541)	m	2,349,765
Loss from operations	(6,366,306)	4,016,541	m	(2,349,765)
Other income	282,142	(282,142)	n	—
Interest expense, net	(300,000)	300,000	o	—
Total other income (expense)	(17,858)	17,858	n,o	—
Loss before income taxes	(6,384,164)	4,034,399		(2,349,765)
Income tax benefit	12,837	667,422	e,p	680,259
Net loss	(6,371,327)	558,653	e,q	(5,812,674)
Foreign currency translation adjustment	(121,606)	121,606	q	—
Loss from discontinued operations	$—	$(4,143,168)	r	$(4,143,168)

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

c.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
d.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Reclassify related party mineral exploration and evaluation expense.
g.	Reclassify foreign currency translation adjustment from the period ended March 31, 2006 as general and administrative expense.
h.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
i.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
j.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
k.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
l.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
m.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
n.	Reclassify other income earned prior to 2005 as discontinued operations.
o.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
p.	Reclassify income tax benefit prior to 2005 as discontinued operations.
q.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
r.	Reclassify net losses prior to 2005 as discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended December 31, 2005.  As used in this Quarterly Report on Form 10-Q/A, the terms "we", "us", "our", “Searchlight” and “our company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

Restatement

On November 8, 2007, the management of the Company concluded that the unaudited interim financial statements for the period ending March 31, 2006 needed to be restated and should not be relied upon. The financial statements were restated for the following:

Searchlight Mining Claims – Mineral properties have been restated to reflect payment made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 at the market values on the date of issuance.  This restatement had the impact of increasing the mineral properties and additional paid-in capital, mineral properties also increased for deferred income tax liability assumed.

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

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through March 31, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the three months ended March 31, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense.  The restatement also reflects the income tax benefit of $280,614.

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

We recorded a net operating loss before income taxes of $627,988 for the quarter ended March 31, 2006 and have an accumulated deficit of $5,812,674 since inception.  As at the date of this Quarterly Report we had cash of approximately $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000.  Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures. See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Quarterly Results

	Three Months Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
	(restated)
Revenue	$—	$—	—
Operating Expenses	(627,988)	(161,480)	288.9%
Income Tax Benefit	280,614	—	n/a
Gain from Discontinued Operations	—	24,148	(100.0)%
Net Loss	$(347,374)	$(137,332)	152.9%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Operating Expenses

Our operating expenses for the quarters ended March 31, 2006 and March 31, 2005 are outlined in the table below:

	Three Months Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
	(restated)
Mining exploration and evaluation expenses	$278,744	$—	n/a
Mining exploration and evaluation expenses – related party	123,750	—	n/a
General and administrative	224,701	161,480	39.2%
Depreciation	793	—	n/a
Total Operating Expenses	$627,988	$161,480	288.9%

We incurred operating expenses in the amount of $627,988 for the quarter ended March 31, 2006 as compared to $161,480 for the quarter ended March 31, 2005.  Operating expenses for the quarter ended March 31, 2006 increased by 288.9% as compared to the comparable period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project due to the fact that we re-organized our business into that of a mining and exploration company; and (ii) increased general and administrative expenses due to increased professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At March 31, 2006	At December 31, 2005	Increase / (Decrease)
	(restated)
Current Assets	$1,528,691	$705,856	116.6%
Current Liabilities	(1,230,903)	(1,178,123)	4.5%
Working Capital Surplus (Deficit)	$297,788	$(472,267)	163.1%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
	(restated)
Cash Flows used in Operating Activities	$(561,413)	$(27,069)
Cash Flows used in Investing Activities	—	(19,572)
Cash Flows from Financing Activities	1,382,250	100,000
Net Increase in Cash During Period	$820,837	$53,359

The increase in our working capital surplus of $297,788 as at March 31, 2006 as compared to a working capital deficit of $472,267 as at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $1,397,250 from private placements of our securities completed during the quarter ended March 31, 2006.

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing.  We recorded a net operating loss before income taxes of $627,988 for the quarter ended March 31, 2006 and have an accumulated deficit of $5,812,674 since inception. As at the date of this Quarterly Report we had cash of approximately $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

We were incorporated in January 12, 1999 and, since that time, were engaged in the business of biotechnology research and development.  In February, 2005, we restructured our business to that of mineral exploration.  We have no exploration history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate a profitable mineral property; and

•	our ability to generate revenues from such mineral property.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing.  We recorded a net operating loss before income taxes of $627,988 for the quarter ended March 31, 2006 and have an accumulated deficit of $5,812,674 since inception.  As at March 31, 2006, we had cash of $1,526,693 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $5,050,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended March 31, 2006, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of March 31, 2006, management considered the impact of the restatement to our interim financial statements for the 3 month period ended March 31, 2006, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of a qualified Chief Financial Officer, as well as the lack of adequate additional research materials and support staff, represented material weaknesses in our disclosure controls and procedures as of March 31, 2006.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  also represented material weaknesses in our disclosure controls and procedures as of March 31, 2006.  Such complex transactions included:

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

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

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

2.
On February 9, 2006 we issued a total of 1,225,000 shares of our common stock and warrants to purchase an additional 608,000 shares of our common stock exercisable at a price of $0.625 until June 1, 2006 to subscribers of our three private placements completed in September, 2005 (the “September 2005 Private Placements”).  Pursuant to the terms of each of the September 2005 Private Placements, subscribers received non-transferable warrants (the “Penalty Units”) exercisable into 1/10th of a unit issued in the September 2005 Private Placements for no additional consideration if a registration statement on Form SB-2 (the “Registration Statement”) registering the resale of the units issued pursuant to the September 2005 Private Placements was not declared effective by the SEC within four months and one day after the closing of the September 2005 Private Placements (the “Filing Deadline”).  Searchlight’s Registration Statement was not declared effective by the SEC before the Filing Deadline and, as a result, we issued the Penalty Units to the subscribers of the September 2005 Private Placements.  The issuances were completed pursuant to Rule 506 of Regulation D of the Securities Act for US subscribers and Regulation S of the Securities Act for non-US subscribers.  All securities issued were endorsed with a restrictive legend confirming that the securities cannot be resold without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

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

10.11	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Corp., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005.(8)
10.12	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG.(10)
10.13	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc.(10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc.(10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Hunter Inc.(10)

10.16	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson.(10)
10.17	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc.(10)
10.18	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson.(10)
10.19	Extension Agreement dated effective June 22, 2005 among Searchlight, K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp.(11)
10.21	Engagement Letter dated May 9, 2005 between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. (12)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005.(15)
10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005.(14)
10.24	Agency Agreement between Searchlight Minerals Corp. and Dominick & Dominick Securities Inc. dated September 1, 2005. (18)
10.25	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005.(15)
10.26	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005.(16)
10.27	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 200.6(17)
10.28	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006.(17)
10.29	2006 Stock Option Plan. *
14.1	Code of Ethics.(7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Audit Committee Charter.(7)
99.4	Disclosure Committee Charter.(7)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 7, 2000.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2001.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 29, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
*	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on May 15. 2006.

REPORTS ON FORM 8-K

Since the beginning of our fiscal quarter ended March 31, 2006, we have filed the following Current Reports on Form 8-K to date:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/01/18	2006/01/31	Disclosure of private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 Million
2006/02/21	2006/03/02	Disclosure of employment agreements entered into by Searchlight with Ian McNeil and Carl Ager.
2006/03/07	2006/03/08	Disclosure of drilling results of Clarkdale Slag Project

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