Form 10-Q/A
period 2006-06-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended June 30, 2006 (the “2006 Second Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, and the period from January 14, 2000 (date of inception) through June 30, 2006.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 10 to the  financial statements included with this report.

This Form 10-Q/A sets forth the 2006 Second Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2006 Second Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2006 Second Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 Second Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2006 Second Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 Second Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 Second Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	June 30, 2006	December 31, 2005
	(restated)
ASSETS

Current assets
Cash	$5,508,917	$705,856
Employee advance	31,245	-

Total current assets	5,540,162	705,856

Property and equipment, net	27,974	15,136
Mineral properties	819,442	819,442
Joint venture agreement	2,608,481	2,608,481
Reclamation bond	180,500	180,500
Deferred tax asset	110,288	-

Total non-current assets	3,746,685	3,623,559

Total assets	$9,286,847	$4,329,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$794,586	$783,246
Loan payable - related party	382,792	379,877
Loan payable	-	15,000

Total current liabilities	1,177,378	1,178,123

Long-term liabilities
Deferred tax liability	-	450,940

Total long-term liabilities	-	450,940

Total liabilities	1,177,378	1,629,063

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 65,831,000 and 52,150,000 shares,
respectively, issued and outstanding	65,831	52,150
Additional paid-in capital	14,644,583	7,843,502
Common stock subscribed	-	270,000
Accumulated deficit during exploration stage	(6,600,945)	(5,465,300)

Total stockholders' equity	8,109,469	2,700,352

Total liabilities and stockholders' equity	$9,286,847	$4,329,415

See Accompanying Notes to Financial Statement

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(restated)		(restated)		(restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	497,046	49,606	775,388	62,350	1,662,411
Mineral exploration and evaluation
expenses - related party	123,750	-	247,500	-	247,500
General and administrative	441,518	48,669	666,621	197,405	1,500,425
Depreciation	2,173	-	2,966	-	3,916

Total operating expenses	1,064,487	98,275	1,692,475	259,755	3,414,252

Loss from operations	(1,064,487)	(98,275)	(1,692,475)	(259,755)	(3,414,252)

Other income (expense)
Loss on equipment disposition	(4,398)	-	(4,398)	-	(4,398)

Total other income (expense)	(4,398)	-	(4,398)	-	(4,398)

Loss before income taxes	(1,068,885)	(98,275)	(1,696,873)	(259,755)	(3,418,650)

Income tax benefit	280,614	-	561,228	-	960,873

Loss from continuing operations	(788,271)	(98,275)	(1,135,645)	(259,755)	(2,457,777)

Discontinued operations:
Gain (loss) from discontinued operations	-	60,963	-	85,111	(4,143,168)

Net Loss	$(788,271)	$(37,312)	$(1,135,645)	$(174,644)	$(6,600,945)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	58,125,044	19,150,000	57,043,807	27,078,177

See Accompanying Notes to Financial Statement

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-	-	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants
in consideration of joint venture
option	-	-	1,310,204	-	-	1,310,204

Issuance of common stock
for mining claims	1,400,000	1,400	488,600	-	-	490,000

See Accompanying Notes to Financial Statement

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Net loss (restated)	-	-	-	-	(1,135,645)	(1,135,645)

Balance, June 30, 2006 (restated)	65,831,000	$65,831	$14,644,583	$-	$(6,600,945)	$8,109,469

See Accompanying Notes to Financial Statement

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2006	June 30, 2005	June 30, 2006
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,135,645)	$(174,644)	$(6,600,945)
Deduct: Gain (loss) from discontinued operations	-	85,111	(4,143,168)
Loss from continuing operations	(1,135,645)	(259,755)	(2,457,777)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	2,966	-	3,916
Stock based expenses	273,386	133,062	673,168
Loss on disposition of fixed assets	4,398	1,349	5,747
Changes in operating assets and liabilities:			-
Other current assets	(31,245)	(2,000)	(31,245)
Other assets	-	-	(180,500)
Accounts payable and accrued liabilities	14,255	(17,719)	37,424
Deferred income taxes	(561,228)	-	(960,873)

Net cash used in operating activities	(1,433,113)	(145,063)	(2,910,140)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(19,572)	(87,134)
Cash paid for joint venture agreement	-	-	(690,000)
Purchase of fixed assets	(20,202)	-	(36,287)

Net cash used in investing activities	(20,202)	(19,572)	(813,421)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	6,271,376	-	8,962,183
Proceeds/payments on loan payable	(15,000)	170,000	-
Proceeds from subscribed stock	-	-	270,000

Net cash provided by financing activities	6,256,376	170,000	9,232,183
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	4,803,061	5,365	5,508,917

CASH AT BEGINNING OF PERIOD	705,856	295	-

CASH AT END OF PERIOD	$5,508,917	$5,660	$5,508,917

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$-	$300,000	$1,500,000

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Assets acquired for common stock issued for the acquisition	$-	$-	$490,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Net deferred tax liability assumed	$-	$-	$913,776

See Accompanying Notes to Financial Statement

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in note 10) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005.

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

Going concern - The Company incurred cumulative net losses of $6,600,945 from operations as of June 30, 2006 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2006 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 27,230,287 and 2,502,762, respectively.

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

Joint venture agreement – (See Note 4) – The Company restated the joint venture agreement as of June 30, 2006. The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued. The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued. The restated value of the warrants was $1,310,204. The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

Discontinued operations - The statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the six months ended June 30, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614 and $561,228 for the three and six months ended June 30, 2006, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Furniture and fixtures	$13,315	$7,038
Computers and equipment	17,331	9,048
	30,646	16,086
Less accumulated depreciation	2,672	950

	$27,974	$15,136

Depreciation expense was $2,966 and $0 for the six months ended June 30, 2006 and 2005, respectively.

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 10)

As of June 30, 2006 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At June 30, 2006 mineral properties balance was $819,442.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2006 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 10) (continued)

The following table summarizes the impact of the restatement on the historical balances of the mineral properties for the period ended June 30, 2006:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	--	242,308	b	242,308

Mineral properties balance, June 30, 2006	$127,134	$692,308		$819,442

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
b.
Restate for the resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value, which was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 10)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	JOINT VENTURE AGREEMENT – AS RESTATED (See Note 10) (continued)

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

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended June 30, 2006:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$-	$690,000
Issuance of warrants	-	1,310,204	1,310,204
Net deferred income tax liability assumed	-	608,277	608,277

Joint venture agreement balance, March 31, 2006	$690,000	$1,918,481	$2,608,481

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

5.	LOAN PAYABLE – RELATED PARTY

As of June 30, 2006, loan payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bears no interest, is unsecured, and is due on demand.

6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2006 the Company’s stockholders’ equity activity consisted of the following:

a)
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

c)
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

d)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)
7.	STOCK OPTION PLAN

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

During the year ended December 31, 2006, the Company granted stock options as follows:

a)
On June 14, 2006, the Company granted nonqualified stock options for the purchase of 50,000 shares of common stock at $2.06 per share.  The options were granted as a recruitment incentive to an employee and vest 50% on December 14, 2006 and the remaining 50% on June 14, 2007. The options contain an expiration date of June 14, 2008.

b)
On June 14, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.06 per share.  The options were granted as a recruitment incentive to the Chief Financial Officer and vest 50% on June 14, 2007 and the remaining 50% on June 14, 2008. The options contain an expiration date of June 14, 2011.

c)
On June 6, 2006, the Company granted nonqualified stock options for the purchase of 100,000 shares of common stock at $2.40 per share.  The options were granted equally to two directors, are fully vested and expire on June 6, 2011.

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

Expense for the three and six months ended June 30, 2006 related to vesting and granting of stock options were $170,386 and are included in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)
8.	COMMITMENTS AND CONTINGENCIES

Employment contracts – Ian R. McNeil, President and Chief Executive Officer. The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer. On December 31, 2005, Mr. McNeil received a one time bonus of $36,000 upon execution of the agreement. Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

Carl S. Ager, Treasurer and Secretary. The Company entered into an employment agreement with Carl S. Ager effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. Ager is to be paid an annual salary of $80,000 in consideration of which Mr. Ager agreed to act as the Company’s Treasurer and Secretary. On December 31, 2005, Mr. Ager received a one time bonus of $26,666 upon execution of the agreement. Mr. Ager is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly remuneration.

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

9.	SUBSEQUENT EVENTS

On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the Searchlight Claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

10.	RESTATEMENT

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

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the six months ended June 30, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614 and $561,228 for the three and six months ended June 30, 2006, respectively.

The following table summarizes the balance sheet of the Company as of June 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
June 30, 2006	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$692,308	a	$819,442
Joint venture agreement	690,000	1,918,481	b	2,608,481
Deferred tax asset	--	110,288	c	110,288
Total assets	6,565,770	2,721,077	a,b	9,286,847
Total liabilities	1,177,378	--		1,177,378
Additional paid-in capital	12,884,379	1,760,204	a,b	14,644,583
Accumulated other comprehensive loss	(121,606)	121,606	d	--
Accumulated deficit during exploration stage	(7,440,212)	839,267	d,e	(6,600,945)
Total stockholders' equity	5,388,392	2,721,077		8,109,469
Total liabilities and stockholders' equity	$6,565,770	$2,721,077		$9,286,847

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)
10.	RESTATEMENT (continued)

The following table summarizes the statement of operations for the six months ended June 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the six months ended June 30, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$1,022,888	$(247,500)	f	$775,388
Mineral exploration and evaluation expenses – related party	--	247,500	f	247,500
General and administrative	654,852	11,769	g	666,621
Total operating expenses	1,680,706	11,769	g	1,692,475
Loss from operations	(1,680,706)	(11,769)	g	(1,692,475)
Loss before income taxes	(1,685,104)	(11,769)	g	(1,696,873)
Income tax benefit	--	561,228	e	561,228
Net loss	(1,685,104)	549,459	e,g	(1,135,645)
Foreign currency translation adjustment	$(11,769)	$11,769	g	$--

The following table summarizes the statement of operations for the three months ended June 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended June 30, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$620,796	$(123,750)	f	$497,046
Mineral exploration and evaluation expenses – related party	--	123,750	f	123,750
Total operating expenses	1,064,487	--		1,064,487
Loss from operations	(1,064,487)	--		(1,064,487)
Loss before income taxes	(1,068,885)	--		(1,068,885)
Income tax benefit	--	280,614	e	280,614
Net loss	$(1,068,885)	$280,614	e	$(788,271)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

10.	RESTATEMENT (continued)

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through June 30, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through June 30, 2006	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	h	$--
Mineral exploration and evaluation expenses	1,909,911	(247,500)	f	1,662,411
Mineral exploration and evaluation expenses - related party	--	247,500	f	247,500
General and administrative	3,121,780	(1,621,355)	i	1,500,425
Depreciation	239,090	(235,174)	j	3,916
Impairment loss on intangible assets	173,234	(173,243)	k	--
Impairment loss on property and equipment	86,683	(86,683)	l	--
Total operating expenses	7,430,793	(4,016,541)	m	3,414,252
Loss from operations	(7,430,793)	4,016,541	m	(3,414,252)
Other income	282,142	(282,142)	n	--
Interest expense, net	(300,000)	300,000	o	--
Total other income (expense)	(22,256)	17,858	n,o	(4,398)
Loss before income taxes	(7,453,049)	4,034,399		(3,418,650)
Income tax benefit	12,837	948,036	e,p	960,873
Net loss	(7,440,212)	839,267	e,q	(6,600,945)
Foreign currency translation adjustment	(121,606)	121,606	q	--
Loss from discontinued operations	$--	$(4,143,168)	r	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

10.	RESTATEMENT (continued)

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

c.	Restate for computation of deferred tax asset related to mineral property acquisition.
d.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Reclassify related party mineral exploration and evaluation expense.
g.	Reclassify foreign currency translation adjustment from the period ended March 31, 2006 as general and administrative expense.
h.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
i.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
j.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
k.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
l.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
m.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
n.	Reclassify other income earned prior to 2005 as discontinued operations.
o.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
p.	Reclassify income tax benefit prior to 2005 as discontinued operations.
q.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
r.	Reclassify net losses prior to 2005 as discontinued operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report.  In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.  As used in this Quarterly Report on Form 10-Q/A, the terms "we,” "us,” "our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

RESTATEMENT

On November 8, 2008, the management of the Company concluded that the unaudited interim financial statements for the period ending March 31, 2006 needed to be restated and should not be relied upon.  The financial statements were restated for the following:

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

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through June 30, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the six months ended June 30, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense.  The restatement also reflects the income tax benefit of $280,614 and $561,228 for the three and six months ended June 30, 2006, respectively.

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

4.
On June 14, 2006, in connection with the appointment of Melvin Williams as our Chief Financial Officer, Carl S. Ager resigned as our Chief Financial Officer. Mr. Ager will continue to serve as Secretary, Treasurer and as a member of the board of directors.  In place of Mr. Ager, Melvin Williams was appointed as our Chief Financial Officer.  Mr. Williams is a certified public accountant with over 18 years experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada.  During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to private and publicly traded companies in the manufacturing, technology, mining, healthcare and service industries, as well as to various nonprofit organizations.  From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University.

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

We recorded a net operating loss before income taxes of $1,696,873 for the six months ended June 30, 2006 and have an accumulated deficit of $6,600,945 since inception.  As at the date of this Quarterly Report, we had cash of approximately $5,508,917 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000.  Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months.

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
	(restated)			(restated)
Revenue	$-	$-	N/A	$-	$-	N/A
Operating Expenses	(1,064,487)	(98,275)	983.2%	(1,692,475)	(259,755)	551.6%
Other Income (Expense)	(4,398)	-	n/a	(4,398)	-	n/a
Income Tax Benefit	280,614	-	n/a	561,228	-	n/a
Gain from Discontinued Operations	-	60,963	(100.0)%	-	85,111	(100.0)%
Net Loss	$(788,271)	$(37,312)	2012.6%	$(1,135,645)	$(174,644)	550.3%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Operating Expenses

Our operating expenses for the quarters ended June 30, 2006 and June 30, 2005 are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
	(restated)		(Decrease)	(restated)		(Decrease)
Mineral exploration and evaluation expenses	$497,046	$49,606	9019.9%	$775,388	$62,350	1,143.6%
Mineral exploration and evaluation expenses – related party	123,750	-	n/a	247,500	-	n/a
General and administrative	441,518	48,669	807.2%	666,621	197,405	237.7%
Depreciation	2,173	-	100.0%	2,966	-	n/a
Total Operating Expenses	$1,064,487	$98,275	983.2%	$1,692,475	$259,755	551.6%

We incurred operating expenses in the amount of $1,692,475 for the six moths ended June 30, 2006 as compared to $259,755 for the six months ended June 30, 2005.  Operating expenses for the six months ended June 30, 2006 increased by 551.6% as compared to the comparable period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Project and associated increases in our mineral exploration activities, and (ii) increased general and administrative expenses due to increased professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At June 30, 2006	At December 31, 2005	Increase / (Decrease)
	(restated)
Current Assets	$5,540,162	$705,856	684.9%
Current Liabilities	(1,177,378)	(1,178,123)	(0.1)%
Working Capital Surplus (Deficit)	$4,362,784	$(472,267)	1,023.8%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
	(restated)
Cash Flows used in Operating Activities	$(1,433,113)	$(145,063)
Cash Flows used in Investing Activities	(20,202)	(19,572)
Cash Flows from Financing Activities	6,256,376	170,000
Net Increase in Cash During Period	$4,803,061	$5,365

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

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,696,873for the six months ended June 30, 2006 and have an accumulated deficit of $6,600,945 since inception.  As at the date of this Quarterly Report we had cash of approximately $5,508,917 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000.  Accordingly we have sufficient funds to meet our planned expenditures over the next twelve months.  However, in order to complete our planned exploration activities and development of our mineral properties, we will need to seek additional financing.

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

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing. We recorded a net operating loss before income taxes of $1,696,873 for the six months ended June 30, 2006 and have an accumulated deficit of $6,600,945 since inception. As at June 30, 2006, we had cash of $5,508,917 and, for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months. However, if we continue our plan of operation beyond the next twelve months, we will need to seek additional financing to meet our planned expenditures.

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

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs.  We cannot assure you that our mineral exploration efforts will be successful.  The risks associated with mineral exploration include:

•	the identification of potential economic mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration and development.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended June 30, 2006, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of June 30, 2006, management considered the impact of the restatement to our interim financial statements for the six month period ended June 30, 2006, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of adequate additional research materials and support staff represented a material weakness in our disclosure controls and procedures as of June 30, 2006.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  also represented material weaknesses in our disclosure controls and procedures as of June 30, 2006.  Such complex transactions included:

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

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

Based on the reevaluation as described above, our management concluded in prior periods starting with March 31, 2005, that the lack of a qualified Chief Financial Officer represented a material weaknesses in our disclosure controls and procedures.  On June 14, 2006, we remediated this weakness by appointing Melvin L. Williams as our Chief Financial Officer.  Mr. Williams has extensive U.S. GAAP experience, a B.B.A. in Business Administration from the University of Oregon, and has been a CPA in the State of Nevada since 1989.

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