Form 10-Q/A
period 2006-09-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended September 30, 2006 (the “2006 Third Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, and the period from January 14, 2000 (date of inception) through September 30, 2006.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

This Form 10-Q/A sets forth the 2006 Third Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2006 Third Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2006 Third Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 Third Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2006 Third Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 Third Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 Third Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(UNAUDITED) (RESTATED)

	September 30, 2006	December 31, 2005
	(restated)
ASSETS

Current assets
Cash	$4,687,405	$705,856
Employee advance	20,212	—

Total current assets	4,707,617	705,856

Property and equipment, net	31,412	15,136
Mineral properties	5,431,290	819,442
Joint venture agreement	2,608,481	2,608,481
Reclamation bond	180,500	180,500

Total non-current assets	8,251,683	3,623,559

Total assets	$12,959,300	$4,329,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$808,700	$783,246
Loan payable - related party	382,792	379,877
Loan payable	—	15,000

Total current liabilities	1,191,492	1,178,123

Long-term liabilities
Deferred tax liability	1,140,946	450,940

Total long-term liabilities	1,140,946	450,940

Total liabilities	2,332,438	1,629,063

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 67,231,000 and 52,150,000 shares,
respectively, issued and outstanding	67,231	52,150
Additional paid-in capital	17,731,037	7,843,502
Common stock subscribed	—	270,000
Accumulated deficit during exploration stage	(7,171,406)	(5,465,300)

Total stockholders' equity	10,626,862	2,700,352

Total liabilities and stockholders' equity	$12,959,300	$4,329,415

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

	For the three months ended		For the nine months ended		For the period from January 14, 2000 (Date of Inception) Through
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
	(restated)		(restated)		(restated)

Revenue	$—	$—	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expenses	518,476	275,563	1,293,864	338,453	2,180,887
Mineral exploration and evaluation
expenses - related party	123,750	—	371,250	—	371,250
General and administrative	231,304	163,575	897,925	360,439	1,731,729
Depreciation	1,651	139	4,617	139	5,567

Total operating expenses	875,181	439,277	2,567,656	699,031	4,289,433

Loss from operations	(875,181)	(439,277)	(2,567,656)	(699,031)	(4,289,433)

Other income (expense)
Interest income	24,106	—	24,106	—	24,106
Loss on equipment disposition	—	—	(4,398)	—	(4,398)

Total other income (expense)	24,106	—	19,708	—	19,708

Loss before income taxes	(851,075)	(439,277)	(2,547,948)	(699,031)	(4,269,725)

Income tax benefit	280,614	199,823	841,842	199,823	1,241,487

Loss from continuing operations	(570,461)	(239,454)	(1,706,106)	(499,208)	(3,028,238)

Discontinued operations:
Gain (loss) from discontinued operations	—	6,432	—	91,543	(4,143,168)

Net Loss	$(570,461)	$(233,022)	$(1,706,106)	$(407,665)	$(7,171,406)

Loss per common share - basic and diluted:
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	66,820,130	52,150,000	60,338,392	50,314,432

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

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

				Common	Accumulated Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of 12,000,000 warrants
in consideration of joint venture
option	—	—	1,310,204	—	—	1,310,204

Issuance of common stock
for mining claims	1,400,000	1,400	488,600	—	—	490,000

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	—	—	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	—	—	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	—	—	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	—	—	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	—	—	266,720	—	—	266,720

Common stock subscribed	—	—	—	270,000	—	270,000

Net loss	—	—	—	—	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	—	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	—	—	—

Issuance of stock options for
120,000 shares of common stock
to two officers	—	—	20,864	—	—	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	—	—	122,420	—	—	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	—	—	24,484	—	—	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	—	—	3,828,125

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

				Common	Accumulated Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	—	—	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	—	—	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	—	—	1,309	—	—	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	—	—	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period	—	—	1,309	—	—	1,309

Issuance of common stock for
mining claims (restated, see Note 3)	1,400,000	1,400	3,078,600	—	—	3,080,000

Amortization of stock options issued
to employee and officer
over vesting period	—	—	7,854	—	—	7,854

Net loss (restated)	—	—	—	—	(1,706,106)	(1,706,106)

Balance, September 30, 2006 (restated)	67,231,000	$67,231	$17,731,037	$—	$(7,171,406)	$10,626,862

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2006	September 30, 2005	September 30, 2006
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,706,106)	$(407,666)	$(7,171,406)
Deduct: Gain (loss) from discontinued operations	—	91,543	(4,143,168)
Loss from continuing operations	(1,706,106)	(499,209)	(3,028,238)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	4,617	139	5,567
Stock based expenses	281,240	133,062	681,022
Loss on disposition of fixed assets	4,398	1,349	5,747
Changes in operating assets and liabilities:			—
Other current assets	(20,212)	—	(20,212)
Other assets	—	(180,500)	(180,500)
Accounts payable and accrued liabilities	28,369	205,259	51,538
Deferred income taxes	(841,842)	(199,822)	(1,241,487)

Net cash used in operating activities	(2,249,536)	(539,722)	(3,726,563)
Net cash used in operating activities from discontinued operations	—	—	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	—	(87,134)	(87,134)
Cash paid for joint venture agreement	—	(690,000)	(690,000)
Purchase of fixed assets	(25,291)	(16,085)	(41,376)

Net cash used in investing activities	(25,291)	(793,219)	(818,510)
Net cash used in investing activities from discontinued operations	—	—	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	6,271,376	2,690,807	8,962,183
Proceeds/payments on loan payable	(15,000)	15,000	—
Proceeds from subscribed stock	—	—	270,000

Net cash provided by financing activities	6,256,376	2,705,807	9,232,183
Net cash provided by financing activities from discontinued operations	—	—	3,384,237

NET CHANGE IN CASH	3,981,549	1,372,866	4,687,405

CASH AT BEGINNING OF PERIOD	705,856	295	—

CASH AT END OF PERIOD	$4,687,405	$1,373,161	$4,687,405

SUPPLEMENTAL INFORMATION

Interest Paid	$—	$—	$50,751

Income Taxes Paid	$—	$—	$—

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$—	$300,000	$1,500,000

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$—	$125,000	$125,000

Assets acquired for common stock issued for the acquisition	$3,080,000	$490,000	$3,570,000

Warrants issued in connection with joint venture option
agreement related to slag project	$—	$1,310,204	$1,310,204

Net deferred tax liability assumed	$1,614,147	$913,776	$2,527,923

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

Going concern - The Company incurred cumulative net losses of $7,171,406 from operations as of September 30, 2006 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2006 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 24,847,626 and 7,450,418, respectively.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 considers the effects of prior year misstatements when quantifying misstatements in the current year financial statements.  It is effective for fiscal years ending after November 15, 2006.  The effect of SAB 108 has been incorporated into the Company’s financial reporting.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In August 2006, the SEC published amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters, security ownership of officers and directors.  The rules affect disclosure in proxy statements, annual reports and registration statements.  These amendments are effective for filings for fiscal years ending on or after December 15, 2006.  The effect of these amendments has been incorporated into the Company’s financial reporting.

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

Correction of an error

Searchlight Mining Claims – (See Note 3) - The Company restated the Searchlight Mining Claims as of March 31, 2006. The Company originally valued the transaction at $127,134 for cash paid and shares valued at $40,000, or $2,000 per claim. The Company determined that pursuant to EITF 98-11, the shares should have been valued at their market price on the date of the issue. The restatement of the Searchlight Claims mineral properties also reflects the deferred future income tax liability assumed, the value of which has been added to the acquisition costs of the underlying mineral properties. The impact of this restatement had the effect of increasing the mineral property by $3,530,000 for the shares issued and by $1,774,156 for the deferred future income tax liability assumed for a total increase of $1,774,156.

Joint venture agreement – (See Note 4) - The warrants issued in connection with the assignment of the original Slag Project option have been restated to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project of $1,918,481, (including related deferred tax liability assumed of $608,277) which was computed based on private placement stock price at the time the warrants were issued.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Discontinued operations - The statement of operations for the period from January 14, 2000 (date of inception) through September 30, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the nine months ended September 30, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614 and $841,842 for the three and nine months ended September 30, 2006, respectively.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Furniture and fixtures	$15,600	$7,038
Lab equipment	2,804	—
Computers and equipment	17,331	9,048
	35,735	16,086
Less accumulated depreciation	4,323	950

	$31,412	$15,136

Depreciation expense was $4,617 and $139 for the nine months ended September 30, 2006 and 2005, respectively.

3.     MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 9)

As of September 30, 2006 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At September 30, 2006 mineral properties balance was $5,431,290.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2006 exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the changes of mineral properties for the nine months ended September 30, 2006 and for the year ended December 31, 2005:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, December 31, 2005	127,134	692,308		819,442

Share issuance to obtain mineral properties, July 27, 2006	—	3,080,000	c	3,080,000
Net deferred income tax liability assumed	—	1,531,848	b	1,531,848

Mineral properties balance, September 30, 2006	$127,134	$5,304,156		$5,431,290

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
b.
Restate for the resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value, which was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

c.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 27, 2006 at the market value of $2.20 per share on the date of issuance.

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

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended September 30, 2006:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$—	$690,000
Issuance of warrants	—	1,310,204	1,310,204
Net deferred income tax liability assumed	—	608,277	608,277

Joint venture agreement balance, September 30, 2006	$690,000	$1,918,481	$2,608,481

5.	LOAN PAYABLE – RELATED PARTY

As of September 30, 2006, loan payable to related parties totaling $382,792 consists of borrowings from former officers and directors of the Company. The balance bears no interest, is unsecured, and is due on demand.

6.     STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2006 the Company’s stockholders’ equity activity consisted of the following:

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

6.     STOCKHOLDERS’ EQUITY (continued)

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

7.    STOCK OPTION PLAN (continued)

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

Expense for the three and nine months ended September 30, 2006 related to vesting and granting of stock options were $7,854 and $178,240, respectively, and are included in general and administrative expense.

8.	COMMITMENTS AND CONTINGENCIES

Employment contracts – Ian R. McNeil, President and Chief Executive Officer. The Company entered into an employment agreement with Ian R. McNeil effective January 1, 2006.  Pursuant to the terms of the agreement, Mr. McNeil is to be paid an annual salary of $108,000 in consideration of which Mr. McNeil agreed to act as the Company’s President and Chief Executive Officer On December 31, 2005, Mr. McNeil received a one time bonus of $36,000 upon execution of the agreement.  Mr. McNeil is also eligible for discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly remuneration.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	COMMITMENTS AND CONTINGENCIES (continued)

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

Discontinued operations – The statement of operations for the period from January 14, 2000 (date of inception) through September 30, 2006 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and foreign currency translation adjustment, which has been included in loss from discontinued operations.

The statement of operations for the six months ended June 30, 2006, has been restated to reclassify $11,769 of foreign currency translation adjustment related to 2004 activity as general and administrative expense. The restatement also reflects the income tax benefit of $280,614 and $561,228 for the three and six months ended September 30, 2006, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The following table summarizes the balance sheet of the Company as of September 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
September 30, 2006	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$5,304,156	a	$5,431,290
Joint venture agreement	690,000	1,918,481	b	2,608,481
Total assets	5,736,663	7,222,637	a,b	12,959,300
Deferred tax liability	—	1,140,946	c	1,140,946
Total liabilities	1,191,492	1,140,946	c	2,332,438
Additional paid-in capital	12,890,833	4,840,204	a,b	17,731,037
Accumulated other comprehensive loss	(121,606)	121,606	d	—
Accumulated deficit during exploration stage	(8,291,287)	1,119,881	d,e	(7,171,406)
Total stockholders' equity	4,545,171	6,081,691		10,626,862
Total liabilities and stockholders' equity	$5,736,663	$7,222,637		$12,959,300

The following table summarizes the statement of operations for the nine months ended September 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the nine months ended September 30, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$1,665,114	$(371,250)	f	$1,293,864
Mineral exploration and evaluation expenses – related party	—	371,250	f	371,250
General and administrative	886,156	11,769	g	897,925
Total operating expenses	2,555,887	11,769	g	2,567,656
Loss from operations	(2,555,887)	(11,769)	g	(2,567,656)
Loss before income taxes	(2,536,179)	(11,769)	g	(2,547,948)
Income tax benefit	—	841,842	e	841,842
Net loss	(2,536,179)	830,073	e,g	(1,706,106)
Foreign currency translation adjustment	$(11,769)	$11,769	g	$—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	RESTATEMENT (continued)

The following table summarizes the statement of operations for the three months ended September 30, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the three months ended September 30, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$642,226	$(123,750)	f	$518,476
Mineral exploration and evaluation expenses – related party	—	123,750	f	123,750
Total operating expenses	875,181	—		875,181
Loss from operations	(875,181)	—		(875,181)
Loss before income taxes	(851,075)	—		(851,075)
Income tax benefit	—	280,614	e	280,614
Net loss	$(851,075)	$280,614	e	$(570,461)

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through September 30, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through September 30, 2006	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	h	$—
Mineral exploration and evaluation expenses	2,552,137	(371,250)	f	2,180,887
Mineral exploration and evaluation expenses - related party	—	371,250	f	371,250
General and administrative	3,353,084	(1,621,355)	i	1,731,729
Depreciation	240,741	(235,174)	j	5,567
Impairment loss on intangible assets	173,234	(173,243)	k	—
Impairment loss on property and equipment	86,683	(86,683)	l	—
Total operating expenses	8,305,974	(4,016,541)	m	4,289,433
Loss from operations	(8,305,974)	4,016,541	m	(4,289,433)
Other income	282,142	(282,142)	n	—
Interest expense, net	(300,000)	300,000	o	—
Total other income (expense)	1,850	17,858	n,o	19,708
Loss before income taxes	(8,304,124)	4,034,399		(4,269,725)
Income tax benefit	12,837	1,228,650	e,p	1,241,487
Net loss	(8,291,287)	1,119,881	e,q	(7,171,406)
Foreign currency translation adjustment	(121,606)	121,606	q	—
Loss from discontinued operations	$—	$(4,143,168)	r	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.   RESTATEMENT (continued)

The restatement adjustments are as follows:

a.
 Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share and 1,400,000 on July 27, 2006 at the market value of $2.20 per share on the date of issuance.  The resulting estimated future income tax liability associated with the temporary difference between the tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.  Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”).  As used in this Quarterly Report on Form 10-Q/A, the terms “we,” “us,” “our,” “Searchlight” and the “Company” mean Searchlight Minerals Corp. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

RESTATEMENT

On November 8, 2007, the management concluded that the unaudited interim financial statements for the period ending September 30, 2006 needed to be restated and should not be relied upon.  The financial statements were restated for the following:

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

Summary of Results

Results	Gold Au (opt)*	Silver Ag (opt)*	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

1. 18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1
2. 750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

1. Drill Hole Results

Drill Hole	Composite Footage	Gold Au (opt)*	Silver Ag (opt)*	Copper Cu (%)	Zinc Zn (%)	Iron Fe (%)

SD1	0.0 – 55.0	0.210	—	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	—	0.73	2.13	34.6
SD3	0.0 – 109.0	0.228	—	0.37	2.99	33.4
SD4	0.0 – 80.0	0.190	—	0.39	3.29	32.3
SD5	0.0 – 89.0	0.229	—	0.39	2.29	30.2
SD6	0.0 – 50.0	0.216	—	0.36	3.04	32.5
SD7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3

Average		0.46	0.13	0.37	2.47	33.1
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

We recorded a net loss before income taxes of $2,547,948 for the nine months ended September 30, 2006 and have an accumulated deficit of $7,171,406 since inception.  As at the date of this Quarterly Report, we had cash of approximately $4,680,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000.  Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months.

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
	(restated)		(Decrease)	(restated)		(Decrease)
Revenue	$—	$—	N/A	$—	$—	N/A
Operating Expenses	875,181	439,277	99.2%	2,567,656	699,031	267.3%
Other Income (Expense)	24,106	—	n/a	19,708	—	n/a
Income Tax Benefit	280,614	199,823	40.4%	841,842	199,823	321.3%
Gain from Discontinued Operations	—	6,432	(100.0)%	—	91,543	(100.0)%
Net Loss	$(570,461)	$(233,022)	93.7%	$(1,706,106)	$(407,665)	318.5%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Claims or other mineral properties we may acquire from time to time.

Operating Expenses

Our operating expenses for the quarters ended September 30, 2006 and September 30, 2005 are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
	(restated)		(Decrease)	(restated)		(Decrease)
Mineral exploration and evaluation expenses	$518,476	$275,563	88.2%	$1,293,864	$338,453	282.3%
Mineral exploration and evaluation expenses – related party	123,750	—	n/a	371,250	—	n/a
General and administrative	231,304	163,575	41.4%	897,925	360,439	149.1%
Depreciation	1,651	139	1,087%	4,617	139	3,221.5%
Total Expenses	$875,181	$439,277	99.2%	$2,567,656	$1,019,902	151.2%

Operating expenses for the nine months ended September 30, 2006 increased by 151.2% as compared to the comparative period in 2005 largely due to: (i) increased mineral exploration expenses in connection with the acquisition of our interest in the Clarkdale Slag Project and Searchlight Claims and associated increases in our mineral exploration activities, and (ii) increased general and administrative expenses due to professional fees associated with the completion of our private placements, the preparation of our registration statement on Form SB-2 and compliance with our reporting obligations under the Exchange Act.

Liquidity and Financial Condition

Working Capital
			Percentage
	At September 30, 2006	At December 31, 2005	Increase / (Decrease)
	(restated)
Current Assets	$4,707,617	$705,856	566.9%
Current Liabilities	(1,191,492)	(1,178,123)	1.13%
Working Capital (Deficit)	$3,516,125	$(472,267)	644.5%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
	(restated)
Cash Flows used in Operating Activities	$(2,249,536)	$(539,722)
Cash Flows used in Investing Activities	$(25,291)	$(793,219)
Cash Flows provided by Financing Activities	$6,256,376	$2,705,807

Net Increase in Cash During Period	$3,981,549	$1,372,866

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

Future Financings

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims, and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing.  We recorded a net operating loss of $1,706,106 for the nine months ended September 30, 2006 and have an accumulated deficit of $7,171,406 since inception.  As at the date of this Quarterly Report, we had cash of approximately $4,680,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000.  Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months; however, in order to complete our planned exploration activities and development of our mineral properties, we will need to seek additional financing.

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

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development.  In February, 2005, we changed our business to mineral exploration.  We have no exploration history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $7,171,406.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate a profitable mineral property; and

-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $1,706,106 for the nine months ended September 30, 2006 and have an accumulated deficit of $7,171,406 as at September 30, 2006.  As at the date of this Quarterly Report, we had cash of approximately $4,600,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $3,950,000.  Accordingly we do have sufficient funds to meet our planned expenditures over the next twelve months, however, we will need to seek additional financing to meet our planned expenditures on the Clarkdale Slag Project.

Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. W e have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.  For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended September 30, 2006, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of September 30, 2006, management considered the impact of the restatement to our interim financial statements for the nine month period ended September 30, 2006, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of adequate additional research materials and support staff, represented a material weakness in our disclosure controls and procedures as of September 30, 2006.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  represented material weaknesses in our disclosure controls and procedures as of September 30, 2006.  Such complex transactions included:

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

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

While no changes to our disclosure controls and procedures were made to rectify the material weakness during the period covered by this report because such weakness was not known at that time, subsequent to the period we remediated this weakness in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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