Form 10-K/A
period 2006-12-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
TO
Form 10-KSB
ON
Form 10-K/A

 (Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2006.
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

This Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 10-KSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our  financial statements as of December 31, 2006 and for the twelve months ended December 31, 2006 and 2005, and the period from January 14, 2000 (date of inception) through December 31, 2006.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 16 to the  financial statements included with this report.

This Form 10-K/A sets forth the 2006 10-KSB in its entirety.  This Form 10-K/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2006 10-KSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2006 10-KSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 10-KSB.  This Form 10-K/A does not describe events occurring after the 2006 10-KSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 10-KSB.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 10-KSB, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

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

Restatement

As described in Note 16 to our financial statements included herein, we have restated our financial statements as of and for the year ended December 31, 2006, to revise the acquisition accounting for the Searchlight Minerals Claims and the Joint Venture Agreement, and to reclassify all activities prior to January 1, 2005 to discontinued operations.

The Searchlight Claims mineral properties have been restated to reflect payment made by issuance of 1,400,000 shares at $0.35 per share on July 7, 2005 and 1,400,000 shares at $2.20 per share on July 27, 2006 at the market value on the date of issuance and a deferred future income tax liability assumed as part of the initial contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties.  Pursuant to EITF 98-11, we valued the shares issued to obtain mineral properties at their market price at the date of the issue.

The impact of this restatement had the effect of increasing the mineral property by $3,530,000 for the shares issued and by $1,774,156 for the deferred future income tax liability assumed for a total increase of $5,304,156.

The Company restated the joint venture agreement as of December 31, 2006.  The Company originally valued the transaction at the agreed upon cash price of $690,000 and no value was given to the 12,000,000 warrants issued.  The Company restated the valuation of the warrants by using the market price of common stock issued in connection with a private placement conducted at the time the warrants were issued.  The restated value of the warrants was $1,310,204.  The restatement also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.

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

The statement of operations for the year ended December 31, 2006, has been restated to reclassify $11,769 of other comprehensive loss, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations.  The restatement also reflects the income tax benefit of $1,122,457.

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

3.
Also on February 23, 2007, we closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non -US investors pursuant to Regulation S of the Securities Act (the “February Offering”).  Each unit consisted of one share of our common stock and one half of one share purchase warrant with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  he warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the February Offering, we agreed to use our best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering.  We agreed not to exercise our call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  We further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.

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

In early 2007, we received the initial results of the metallurgical and analytical analysis on the chain of custody surface samples and bulk samples (6 tons)  taken from the project area by Arrakis Inc.  Our current plan of operation on the Searchlight Gold Project is to continue the metallurgical testing program to determine the most favorable production-scale extraction methods to optimize recovery of precious metals, drill for reserves (18 holes) and to perform a pre-feasibility study.  The agreements pursuant to which we acquired our interests in the Searchlight Claims provide that we must make a series of stock and lease payments over certain time periods, expend certain minimum amounts on the exploration of the properties or contribute Searchlight’s share of ongoing expenditures.  If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in those properties.

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

Following our acquisition of Transylvania International, Inc. we hold title to the following real properties located in Clarkdale, Arizona:

Yavapai County Assessor/
Location	Parcel No.	Description of Property
Clarkdale, Arizona	400-01-007E	Parcels of vacant land comprising approximately 600 acres
400-02-001
400-01-007F
400-05-017D
400-06-001Y
400-05-006A
400-06-002C
400-05-013F
400-05-013G
400-05-001E
400-05-001F
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

We believe the acquisition of the Clarkdale Slag Project was beneficial because it provides for 100% ownership of the properties, thereby eliminating the need to finance and further develop the project in a joint venture environment.

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

(iii)
We issued 16,825,000 shares of our common stock, valued at $3.975 per share using the average of the high and low on the Closing Date, to the designates of VRIC pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

In addition to the cash and equity consideration paid and issued upon closing, the acquisition agreement contains the following payment terms and conditions:

(iv)
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

(vi)
We have agreed  to pay VRIC a minimum annual royalty  of $500,000, commencing on the Project Funding Date (the “ Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and,

(vii)	We agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The agreement is governed under the laws of Nevada and superseded all prior agreements between the parties including the JV Agreement.  The closing of the Merger Agreement occurred on February 15, 2007.  The Articles of Merger of TI and Clarkdale LLC were filed and effected with the Nevada Secretary of State on February 15, 2007.  Following completion of the Merger, Clarkdale Minerals LLC, our wholly owned subsidiary became the sole surviving corporation.  In connection with the Merger Agreement, VRIC and its designates received 16,825,000 restricted shares of our common stock representing 18.4% of our issued and outstanding shares as at April 4, 2007.  The securities were issued pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

Prior to our acquisition of TI we entered into an assignment agreement (the “Assignment Agreement”) with Nanominerals Corp. (“NMC”), dated for reference June 1, 2005, as amended August 31, 2005, and October 24, 2005 pursuant to which NMC assigned to us all of its interest in the Joint Venture Agreement dated May 20, 2005 between Nanominerals Corp. and Verde River Iron Company, LLC.  Pursuant to the terms of the Assignment Agreement, we completed the acquisition of all of Nanominerals Corp.’s interest in the JV Agreement and fulfilled our obligations under the terms and conditions of the Assignment Agreement, which included the following conditions: we paid Nanominerals $690,000 in respect of certain payments made by Nanominerals Corp. towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement; we assigned Nanominerals a 5% net smelter return royalty payable from Searchlight’s share of production from the Clarkdale Slag Project; we appointed sufficient nominees of Nanominerals to Searchlight’s board of directors to constitute a majority of the board following execution of the Assignment Agreement; we issued to Nanominerals and its designates 12,000,000 warrants to purchase shares of the common stock of Searchlight exercisable for a term of 10 years from the date of the Assignment Agreement at an exercise price of $0.375 per share; we provided confirmation to Nanominerals that Searchlight received funds of $2,000,000 pursuant to Searchlight’s private placement offering of its securities to accredited investors in the U.S. and to accredited investors outside of the U.S.

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

Improvements in technology over the last 50 years have now advanced to the point where re-processing of the slag at Clarkdale for gold, silver, copper, zinc, and ferro-silicates may be considered economic. If the final feasibility of the project confirms the project is economical, we expect to build a processing facility at Clarkdale. See “Current Status”, below.

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

Prior grinding, assaying, leach and extraction testing (1991-2005) of composite bulk samples from the slag pile (>200 sites) has indicated that the copper, zinc, gold and silver are readily extractable by standard known technology.  The tails are ferro-silicates, saleable as cement additives to the local cement plant and other users.  The slag has a glassy, volcanic lava-like appearance.  It contains some thin layers of rocky material which appear to have been undigested from the smelter. SEM/EDS analysis of the slag has shown that Copper-Zinc is contained within blebs of Iron-Copper-Zinc sulfides of dimensions of less than 0.3 -20 microns.  The iron occurs as iron-metal and iron-oxide of dimensions of less than 5 microns. All these materials are contained in an amorphous/nano-crystalline matrix of calcium-iron-aluminum silicate. Based on the mineralogy of the source of the smelter feed (Jerome), the gold-silver values are entrapped within the sulfide blebs.

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

Summary of Drilling and Sampling Results

	Gold	Silver	Copper	Zinc	Iron
Results	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
18 Drill Hole Average	0.46	0.13	0.37	2.47	33.1
750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

1. Drill Hole Results

	Composite	Gold	Silver	Copper	Zinc	Iron
Drill Hole	Footage	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
SD1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3
Average		0.46	0.13	0.37	2.47	33.1
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

Drilling Program

We retained Dr. Richard F. Hewlett as the Project Manager for our Clarkdale Slag Project. Under the guidance of Dr. Hewlett, we contracted MSRDI to execute a materials study.  MSRDI performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption (AA). Gold analysis was performed by Arrakis, Inc., under the chain-of-custody sampling of MSRDI, using 4-acid total digestion followed by graphite furnace atomic absorption (GFAA).  A total of 18 holes comprising more than 1,700 feet were drilled as part of a materials study being conducted by MSRDI on behalf of Searchlight.  MSRDI also obtained a 2-ton bulk sample comprised of samples taken over the 45-acre surface of the slag pile.  Approximately 750 lbs. of this sample were subsequently processed at our pilot plant, then located in Phoenix, Arizona.  The drilling on the Clarkdale Slag Project was performed by Boart Longyear Company and was completed using sonic drills. MSRDI had complete control over the samples from the time they were recovered from the drill through the analytical process.  MSRDI also oversaw the drilling.

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

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are currently trading on the Over-The-Counter Bulletin Board under the symbol “SRCH”.  The high and the low bid prices for our shares for the last two fiscal years of actual trading, as quoted in the over-the-counter bulletin board, as applicable, were:

QUARTER	HIGH ($)		LOW ($)

1st Quarter 2005	$1.45		$0.21
2nd Quarter 2005	$1.15		$0.51
3rd Quarter 2005	$1.50		$0.35
4th Quarter 2005	$1.18	(1)	$0.62	(1)
1st Quarter 2006	$2.05		$0.39
2nd Quarter 2006	$3.12		$1.35
3rd Quarter 2006	$2.50		$1.45
4th Quarter 2006	$4.50		$1.50

Notes

(1)	As adjusted to reflect a two for one stock split effected on September 30, 2005.

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

We recorded a net loss of $2,540,978 for the year ended December 31, 2006 and have an accumulated deficit of $8,006,278 since inception.  As at the date of this Annual Report we had cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.  See “Future Financings”, below.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended December 31,
			Percentage
	2006	2005	Increase /
	(restated)		(Decrease)
Revenue	$—	$—	n/a
Operating Expenses	(3,736,079)	(1,721,777)	117.0%
Total Other Income (Expense)	72,644	—	n/a
Income Tax Benefit	1,122,457	399,645	180.9%
Gain from Discontinued Operations	—	120,708	(100.0)%

Net Loss	$(2,540,978)	$(1,201,424)	111.5%

Revenue

We are presently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the year ended December 31, 2006. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
			Percentage
	2006	2005	Increase /
	(restated)		(Decrease)
Mineral exploration and evaluation expenses	$2,024,932	$887,023	128.3%
Mineral exploration and evaluation expenses – related party	495,000	—	n/a
General and administrative	1,209,838	833,804	45.1%
Depreciation	6,309	950	564.1%
Total Operating Expenses	$3,736,079	$1,721,777	117.0%

Total operating expenses during fiscal 2006 increased by 117.0% as compared to fiscal 2005 primarily due to the fact that: (i) we had increased mineral exploration expenses in connection with our 2006 drilling and sampling program on the Clarkdale Slag Project and Searchlight Claims; and (ii) our general and administrative expenses increased primarily due to increased professional fees associated with the acquisition of Transylvania International, Inc. and the completion of our equity financings and the preparation of our registration statement on Form SB-2.

Liquidity and Financial Condition

Working Capital

	At December 31, 2006 (restated)	At December 31, 2005	Percentage Increase / (Decrease)
Current Assets	$3,790,483	$705,856	437%
Current Liabilities	1,583,306	1,178,123	34.4%
Working Capital Surplus (Deficit)	$2,207,177	$(472,267)	567.3%

Cash Flows

	Year Ended
	December 31, 2006 (restated)	Year Ended December 31, 2005
Cash Flows used in Operating Activities	$(3,052,236)	$(1,477,027)
Cash Flows used in Investing Activities	(225,748)	(793,219)
Cash Flows from Financing Activities	6,256,376	2,975,807

Net Increase (Decrease) in Cash During Period	$2,978,392	$705,561

Summary of Financing Activities

During fiscal 2006 we completed the following financings to fund our proposed exploration program and our continued operations:

•
In June, 2006, we received $4.87 million from the exercise of all of the outstanding share purchase warrants issued in connection with the September 2005 Private Placements. Following receipt of payment for the exercise of the Warrants, on June 16, 2006, we issued 8,506,000 million shares of our common stock to the Warrant holders.

•
In February, 2006 we issued a total of 1,225,000 shares of our common stock and warrants to purchase an additional 608,000 shares of our common stock exercisable at a price of $0.625 until June 1, 2006 to subscribers of our three private placements completed in September, 2005.

•	On January 18, 2006 we closed a private placement of 39 units at a price of $45,000 per unit to raise gross proceeds of US$1.755 million.
•	Subsequent to our fiscal year ended December 31, 2006 we raised a total of $21,965,485 through private placements of our securities. See “Recent Sales of Unregistered Securities”, above.

Working Capital.  The increase in our working capital to a surplus of $2,207,177 at December 31, 2006 from a deficit of $472,267 at December 31, 2005 was primarily due to the increase in cash flows from financing activities of $6,256,376 from private placements of our securities completed during the year ended December 31, 2006 and exercises of warrants during fiscal 2006. See “Recent Sales of Unregistered Securities”, above.

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

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project. We recorded a net loss of $2,540,978 for the year ended December 31, 2006 and have an accumulated deficit of $8,006,278 since inception. As at the date of this Annual Report we have cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Mineral Rights

We capitalize acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues.” Upon commencement of commercial production, the mineral rights will be amortized using the unit of production method over the life of the mineral rights. If we do not continue with exploration after the completion of the feasibility, the mineral rights will be expensed at that time.

We evaluate the carrying value of capitalized mining costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

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

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $8,006,278. Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

•	our ability to locate a profitable mineral property;

•	positive results from our feasibility studies on the Searchlight Claims and the Clarkdale Slag Project;

•	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

•	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Gold Project and drilling and sampling activities on the Clarkdale Slag Project, which will require us to obtain additional financing. We recorded a net loss of $2,540,978 for the fiscal year ended December 31, 2006 and have an accumulated deficit of $8,006,278 as at December 31, 2006. As at the date of this Annual Report, we had cash of approximately $13,000,000 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

We are currently undertaking drilling and sampling activities on the Clarkdale Slag Project site in order to assess whether the slag possesses mineralized material capable of commercial extraction. Once the results from the drill program are fully analyzed, we intend to undertake the next steps on the project. These next steps may include more drilling, analytical work, and testing of material on a larger scale (such as a test plant) and building a production facility. Until such time as we have established economic feasibility of the Clarkdale Slag Project through our pre-feasibility studies and the operation of our one unit module of production from the slag pile, there is no assurance that we will proceed to the construction of a proposed processing facility. If the results from our pre-feasibility studies and the production results from the operation of our one unit module are not sufficiently positive for us to proceed with the construction of our proposed processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project. At such time that we deem appropriate, a bankable feasibility study will be undertaken. T here is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible. If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

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
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying balance sheet of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2006, and the related statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Searchlight Minerals Corp. as of December 31, 2005, were audited by other auditors whose report dated April 10, 2006, expressed an unqualified opinion on those statements. However, there was an additional paragraph raising substantial doubt about the Company’s ability to continue as a going concern if they were unable to raise additional financing.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. as of December 31, 2006 and the results of its operations, stockholders’ equity, including inception cumulative data, and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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
April 13, 2007, except for Note 16,
    whose date is May 12, 2008

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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
BALANCE SHEETS
(RESTATED)

	December 31, 2006	December 31, 2005
	(restated)
ASSETS

Current assets
Cash	$3,684,248	$705,856
Prepaid expenses	106,235	-

Total current assets	3,790,483	705,856

Property and equipment, net	30,187	15,136
Mineral properties	5,431,290	819,442
Joint venture and merger option agreements	2,808,481	2,608,481
Reclamation bond and deposits	183,040	180,500

Total non-current assets	8,452,998	3,623,559

Total assets	$12,243,481	$4,329,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$888,651	$783,246
Accounts payable - related party	311,863	-
Loan payable - related party	382,792	379,877
Loan payable	-	15,000

Total current liabilities	1,583,306	1,178,123

Long-term liabilities
Deferred tax liability	860,331	450,940

Total long-term liabilities	860,331	450,940

Total liabilities	2,443,637	1,629,063

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 67,231,000 and 52,150,000 shares,
respectively, issued and outstanding	67,231	52,150
Additional paid-in capital	17,738,891	7,843,502
Common stock subscribed	-	270,000
Accumulated deficit during exploration stage	(8,006,278)	(5,465,300)

Total stockholders' equity	9,799,844	2,700,352

Total liabilities and stockholders' equity	$12,243,481	$4,329,415

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006
	(restated)		(restated)

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,024,932	887,023	2,911,955
Mineral exploration and evaluation
expenses - related party	495,000	-	495,000
General and administrative	1,209,838	833,804	2,043,642
Depreciation	6,309	950	7,259

Total operating expenses	3,736,079	1,721,777	5,457,856

Loss from operations	(3,736,079)	(1,721,777)	(5,457,856)

Other income (expense)
Loss on equipment disposition	(4,388)	-	(4,388)
Interest and dividend income	77,032	-	77,032

Total other income (expense)	72,644	-	72,644

Loss before income taxes	(3,663,435)	(1,721,777)	(5,385,212)

Income tax benefit	1,122,457	399,645	1,522,102

Loss from continuing operations	(2,540,978)	(1,322,132)	(3,863,110)

Discontinued operations:
Gain (loss) from discontinued operations	-	120,708	(4,143,168)

Net loss	$(2,540,978)	$(1,201,424)	$(8,006,278)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.04)	$(0.03)
Gain from discontinued operations	0.00	0.002

Net loss	$(0.04)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	62,075,707	50,777,096

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' EQUITY
(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-		(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196

Net loss					(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants
in consideration of joint venture
option	-	-	1,310,204	-	-	1,310,204

Issuance of common stock
for 20 mining claims	1,400,000	1,400	488,600	-	-	490,000

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
option

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	$52,150	$7,843,502	$270,000	$(5,465,300)	$2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock
for mining claims (restated, see Note 16)	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006 (restated)	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006 (restated)	67,231,000	$67,231	$17,738,891	$-	$(8,006,278)	$9,799,844

See Accompanying Notes to Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the Year Ended	For the Year Ended	through
	December 31, 2006	December 31, 2005	December 31, 2006
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,540,978)	$(1,201,424)	$(8,006,278)
Deduct: Gain (loss) from discontinued operations	-	120,708	(4,143,168)
Loss from continuing operations	(2,540,978)	(1,322,132)	(3,863,110)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	6,309	950	7,259
Stock based expenses	289,094	399,782	688,876
Loss on disposition of fixed assets	4,388	1,349	5,737
Changes in operating assets and liabilities:
Other current assets	(106,235)	-	(106,235)
Other assets	(2,540)	(180,500)	(183,040)
Accounts payable and accrued liabilities	420,183	23,169	443,352
Deferred income taxes	(1,122,457)	(399,645)	(1,522,102)

Net cash used in operating activities	(3,052,236)	(1,477,027)	(4,529,263)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	(87,134)	(87,134)
Cash paid for joint venture and merger option	(200,000)	(690,000)	(890,000)
Purchase of fixed assets	(25,748)	(16,085)	(41,833)

Net cash used in investing activities	(225,748)	(793,219)	(1,018,967)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	6,271,376	2,690,807	8,962,183
Proceeds/payments on loan payable	(15,000)	15,000	-
Proceeds from subscribed stock	-	270,000	270,000

Net cash provided by financing activities	6,256,376	2,975,807	9,232,183
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	2,978,392	705,561	3,684,248

CASH AT BEGINNING OF PERIOD	705,856	295	-

CASH AT END OF PERIOD	$3,684,248	$705,856	$3,684,248

SUPPLEMENTAL INFORMATION

Interest Paid	$-	$-	$50,751

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$-	$300,000	$1,500,000

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$125,000	$125,000

Assets acquired for common stock issued for mineral properties	$3,080,000	$490,000	$3,570,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$1,310,204	$1,310,204

Net deferred tax liability assumed	$1,614,147	$913,776	$2,744,602

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

Going concern - The Company incurred cumulative net losses of $8,006,278 from operations as of December 31, 2006 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2006, exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Asset retirement obligation – The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense in recognized over time as a discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2006 and 2005 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 23,666,088 and 5,177,057, respectively.

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

New accounting pronouncements – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006.  Adoption of this statement had no impact on the Company’s financial position or results of operations.

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

Correction of an error

Searchlight Mining Claims – (See Note 3) - The Searchlight Claims mineral properties have been restated to reflect the revised consideration and the deferred future income tax liability assumed as part of the subsequent contingent issuance of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. The resulting estimated future federal income tax liability associated with the temporary difference between the acquisition consideration to date of $3,657,134 and the tax basis of $127,134 as computed in accordance with SFAS 141 and SFAS 109, resulted in an increase to the total purchase price which was applied to the mineral properties asset in the absence of there being a goodwill component associated with the transaction in accordance with SFAS 141 and SFAS 109.

Clarkdale Slag Project (See Note 4) – The warrants issued in connection with the assignment of the original Slag Project option have been restated to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project of $1,918,481, (including related deferred tax liability assumed of $608,277) which was computed based on private placement stock price at the time the warrants were issued. The original terms of the underlying option agreement were unchanged and this adjustment had no effect on the agreement.

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

The statement of operations for the year ended December 31, 2006, has been restated to reclassify $11,769 of other comprehensive loss, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations. The restatement also reflects the income tax benefit of $1,122,457.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2006 and 2005:

	2006	2005

Furniture and fixtures	$15,600	$7,038
Lab equipment	2,804	--
Computers and equipment	17,788	9,048

	36,192	16,086
Less accumulated depreciation	6,005	950

	$30,187	$15,136

Depreciation expense was $6,309 and $950 for the years ended December 31, 2006 and 2005, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS– AS RESTATED (See Note 16)

As of December 31, 2006, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims.  At December 31, 2006 mineral properties balance was $5,431,290.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2006, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

3.	MINERAL PROPERTIES - MINING CLAIMS– AS RESTATED (See Note 16) (continued)

The following table summarizes the changes of mineral properties for the years ended December 31, 2005 and 2006:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	--	242,308	b	242,308

Mineral properties balance, December 31, 2005	127,134	692,308		819,442

Share issuance to obtain mineral properties, July 27, 2006	--	3,080,000	c	3,080,000
Net deferred income tax liability assumed	--	1,531,848	b	1,531,848

Mineral properties balance, December 31, 2006	$127,134	$5,304,156		$5,431,290

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

4.	JOINT VENTURE OPTION AGREEMENT – AS RESTATED (See Note 16) SEE SUBSEQUENT EVENTS NOTE NO. 15

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

On October 24, 2005, the Company completed the acquisition of an option to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“Verde”).  NMC is a related party entity whereby the Company’s President and Treasurer have an ownership interest.  The JV Agreement will allow the processing and extraction of minerals from a copper smelter slag pile located on a parcel of land consisting of approximately 200 acres in Clarkdale, Arizona (“Clarkdale Slag Project”).  The acquisition consideration of NMC’s interest in the JV Agreement fulfilled are as follows:

1.	Payment to NMC of $690,000 for NMC’s investment towards the acquisition of the Clarkdale Slag Project made pursuant to the terms of the JV Agreement;

2.	Assignment to NMC of a five percent net smelter return royalty payable from the Company’s share of production from the Clarkdale Slag Project;

3.	Appointment of nominees of NMC to the Company’s board of directors to constitute a majority of the board;

4.
Issuance to NMC or its designates, warrants to purchase 12,000,000 shares (post stock split) of the Company’s common stock at exercise price of $0.375 per share (post stock split) exercisable for a term of 10 years; and

5.
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

4.	JOINT VENTURE OPTION AGREEMENT – AS RESTATED (See Note 16) SEE SUBSEQUENT EVENTS NOTE NO. 15 (continued)

(ii)	After completion of a bankable feasibility study in Phase II, the Company is required to contribute $27,000,000 (“Project Funding Payment”) to OPCO within 90 days of receipt of the study.

(iii)	Verde was not required to contribute any funds for project expenses.

(iv)
In the event of termination by either party, provided that Phase II has been completed, Verde agreed to assign 10% of its net operating profits from the project to the Company until it receives an amount equal to two times the amount of its total investment in the project.

6.
A principal of Verde, was be paid an amount of $10,000,000 from the Project Funding Payment, the Initial Payment (as further defined in the JV Agreement) and net cash flow of the project before any money is distributed to the Company and Verde.

The following table summarizes the impact of the restatement on the historical balances of the joint venture agreement reported for the period ended December 31, 2006:

	As Reported	Adjustments	As Restated

Cash consideration	$690,000	$--	$690,000
Issuance of warrants	--	1,310,204	1,310,204
Net deferred income tax liability assumed	--	608,277	608,277

Joint venture agreement balance, December 31, 2006	$690,000	$1,918,481	$2,608,481

5.	LOANS PAYABLE

As of December 31, 2006, the Company had fully paid the balance of the loan payable.  As of December 31, 2005, a loan payable totaling $15,000 consisted of borrowings from a non-related party.  The balance was, unsecured, due on demand and bore no interest rate.

6.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of December 31, 2006, loans payable to related parties totaling $382,792 consist of borrowings from former officers and directors of the Company.  These individuals have not had any involvement in management of the Company since February 2005.  The change in the balance from 2005 reflects an adjustment for changes in currency rates.  The balances bear no interest, are unsecured, and are due on demand.

As of December 31, 2005, loans payable to related parties totaling $379,877 consist of borrowings from the former officer and director of the Company.  The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

7.	STOCKHOLDER’S EQUITY

During the year ended December 31, 2006, the Company’s stockholders’ equity activities consisted of the following:

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

During the year ended December 31, 2005, the Company’s stockholders’ activities consisted of the following:

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

7.	STOCKHOLDER’S EQUITY (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS

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

Expense for years ended December 31, 2006 and 2005 related to vesting and granting of stock options were $186,094 and $399,782, respectively and are included in general and administrative expense.

Stock options – During the years ended December 31, 2006 and 2005, the Company granted stock options to employees and directors totaling 870,000 and 3,000,000, respectively, with a weighted average strike price of $2.25 and $0.35 per share, respectively.  Certain stock options were exercisable upon grant and have an expiration date of five years after grant.  As of December 31, 2006 stock options outstanding totaled 3,870,000 with a weighted average strike price of $0.77 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2006 and 2005:
	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2004	3,833,000	$1.01
Options cancelled	(3,833,000)	1.01
Options granted and assumed	3,000,000	0.35
Options expired	--	--
Options exercised	--	--

Balance, December 31, 2005	3,000,000	0.35
Options granted and assumed	870,000	2.25
Options expired	--	--
Options cancelled	--	--
Options exercised	--	--

Balance, December 31, 2006	3,870,000	$0.77

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2006	2005

Dividend yield	--	--
Expected volatility	85%	85%
Risk-free interest rate	4.89% to 5.08%	3.65% to 4.39%
Expected life (years)	4.25	4.6 to 4.8

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The Binomial Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company .

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
--	Equals	$--	$	-- to $ --	$--
--	Exceeds	$--	$	-- to $ --	--
870,000	Less Than	$2.24		$1.70 to $2.06	$0.10

870,000	Less Than	$2.24		$1.70 to $2.06	$0.10

The following table summarizes information about options granted during the year ended December 31, 2005:

Number of Options Granted During 2005	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
--	Equals	$--	$	-- to $ --	$--
--	Exceeds	$--	$	-- to $ --	--
3,000,000	Less than	$0.35		$0.25 to $0.44	$0.16

3,000,000	Less than	$0.35		$0.25 to $0.44	$0.16

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

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

During the year ending December 31, 2005, the Company acquired the interest in a joint venture agreement, as discussed in Note 4, which included stock warrants for 12,000,000 shares of common stock, with a strike price of $0.375 per share.  The value of these warrants was computed using the Binomial Lattice method and was allocated to the acquisition cost of the project and was computed based on the following assumptions:

Dividend yield	--
Expected volatility	79%
Risk-free interest rate	3.91%
Expected life (years)	9.6

During the year ending December 31, 2005, the Company issued stock options for 500,000 shares of common stock for satisfaction of debt totaling $300,000 with a strike price of $0.25 per share.

The following table summarizes information about options/warrants granted during the years ended December 31, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2004	--	--
Options/warrants cancelled	--	--
Options/warrants granted and assumed	24,118,500	$0.42
Options/warrants expired	--	--
Options/warrants exercised

Balance, December 31, 2005	24,118,500	0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	--	--
Options/warrants cancelled	--	--
Options/warrants exercised	(9,731,000)	(0.50)

Balance, December 31, 2006	20,160,000	$0.51

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

9.	INCOME TAXES

The Company is a Nevada corporation operating in Nevada and is subject to federal income tax. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2006 and 2005,

	December 31, 2006	December 31, 2005

Income tax benefit based on statutory tax rate	$(1,278,083)	$(602,623)
Non-deductible and other	3,294	475
Change in valuation allowance	64,694	202,503
Release of valuation allowance related to acquisition	82,299	--
Rate change	5,339	--

Income tax benefit	$(1,122,457)	$(399,645)

Significant components of the Company’s net deferred income tax assets at December 31 were as follows:
	December 31, 2006	December 31, 2005
Deferred income tax assets:

Net operating loss carryforward	$1,667,592	$462,837
Option compensation	205,057	139,924

Gross deferred income tax asset	1,872,649	602,761
Valuation allowance	(204,005)	(202,503)
	1,668,644	400,258
Deferred income tax liabilities

Property, plant & equipment	1,052	613
Acquisition related liabilities	2,527,923	850,585

Net deferred income tax liability	$860,331	$450,940

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

The Company had cumulative net operating losses of approximately $4,764,549 and $1,308,387 as of December 31, 2006 and 2005, respectively for federal income tax purposes.  The net operating loss carryforwards will be expiring between 2025 and 2026.  The Company had no loss carryforwards for state income tax purposes.

10.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson Nevada.  The lease terms expired in November 2006 and the Company continues to rent the existing space under month-to-month terms for $4,000 per month.

Rental expense, resulting from this operating lease agreement, approximated $43,613 for the year ended December 31, 2006.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

12.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2006, the Company purchased services from one major vendor (NMC) that exceeded more than 10% of total purchases and amounted to approximately $495,000.  The vendor is considered a related party and is more fully discussed the related party note that follows.

13.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company utilized the services of NMC to provide technical assistance and financing related activities.  NMC was reimbursed expenses during 2005.  Commencing in 2006, NMC invoiced $300,000 for technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

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

In February 2005, the Company entered into mineral options agreements to acquire an interest in 20 mineral claims (“Searchlight Claims”) representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada, and agreed to pay a management fee of $3,500 per month to Pass Minerals, an entity controlled by a shareholder of the Company, for management services provided regarding the reorganization of the Company and the development of assaying and testing procedures for the Searchlight Claims.  The management fee agreement was terminated by mutual agreement of the board and board member in September 2006.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

14.	SUBSEQUENT EVENTS – FINANCING (UNAUDITED) (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

15.	SUBSEQUENT EVENT – MERGER WITH TRANSYLVANIA INTERNATIONAL, INC. (UNAUDITED)

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (TI) which provided the Company with 100 % ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary Clarkdale Minerals LLC (CML). This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to NMC interest in a JV Agreement dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”).

The Company believes the acquisition of the Clarkdale Slag Project was beneficial because it provides for 100% ownership of the properties, thereby eliminate the need to finance and further develop the projects in a joint venture environment.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

15.	SUBSEQUENT EVENT – MERGER WITH TRANSYLVANIA INTERNATIONAL, INC. (UNAUDITED) (continued)

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date as defined in the agreement;

e)	The Company agreed to pay VRIC $6,400,000 on the Project Funding Date;

f)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”). The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance and Project Royalties will not exceed $500,000 in any calendar year; and

g)	The Company agreed to pay VRIC an additional amount $3,500,000 from the net cash flow of the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

16.	RESTATEMENT

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

Clarkdale Slag Project – The warrants issued in connection with the assignment of the original Slag Project option have been restated to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project of $1,918,481, (including related deferred tax liability assumed of $608,277) which was computed based on private placement stock price at the time the warrants were issued. The original terms of the underlying option agreement were unchanged and this adjustment had no effect on the agreement.

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

The statement of operations for the year ended December 31, 2006, has been restated to reclassify $11,769 of other comprehensive loss, which consisted of foreign currency adjustment related to 2004 activity, as discontinued operations. The restatement also reflects the income tax benefit of $1,122,457.

The following table summarizes the balance sheet of the Company as of December 31, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Balance Sheet -
December 31, 2006	As Reported	Adjustments		As Restated

Mineral properties	$127,134	$5,304,156	a	$5,431,290
Joint venture and merger option agreements	890,000	1,918,481	b	2,808,481
Total assets	5,020,844	7,222,637		12,243,481
Deferred tax liability	--	860,331	c	860,331
Total liabilities	1,583,306	860,331	c	2,443,637
Additional paid-in capital	12,898,687	4,840,204	a,b	17,738,891
Accumulated other comprehensive loss	(121,606)	121,606	d	-
Accumulated deficit during exploration stage	(9,406,774)	1,400,496	d,e	(8,006,278)
Total stockholders' equity	3,437,538	6,362,306		9,799,844
Total liabilities and stockholders' equity	$5,020,844	7,222,637		$12,243,481

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

16.	RESTATEMENT (continued)

The following table summarizes the statement of operations for the year ended December 31, 2006 and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the year ended December 31, 2006	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$2,519,932	$(495,000)	f	$2,024,932
Mineral exploration and evaluation expenses – related party	--	495,000	f	495,000
General and administrative	1,198,069	11,769	g	1,209,838
Total operating expenses	3,724,310	11,769	g	3,736,079
Loss from operations	(3,724,310)	(11,769)	g	(3,736,079)
Income tax benefit	--	1,122,457	e	1,122,457
Net loss	(3,651,666)	1,110,688	e,g	(2,540,978)
Foreign currency translation adjustment	$(11,769)	$11,769	g	$--

The following table summarizes statement of operations for the period from January 14, 2000 (Date of Inception) through December 31, 2006, and reconciles the reported amounts to the restated amounts:

Summarized Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2006	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	h	$--
Mineral exploration and evaluation expenses	3,406,955	(495,000)	f	2,911,955
Mineral exploration and evaluation expenses - related party	--	495,000	f	495,000
General and administrative	3,664,997	(1,621,355)	i	2,043,642
Depreciation	242,433	(235,174)	j	7,259
Impairment loss on intangible assets	173,234	(173,234)	k	--
Impairment loss on property and equipment	86,683	(86,683)	l	--
Total operating expenses	9,474,397	(4,016,541)	m	5,457,856
Loss from operations	(9,474,397)	4,016,541	m	(5,457,856)
Other income	282,142	(282,142)	n	--
Interest expense, net	(300,000)	300,000	o	--
Total other income (expense)	54,786	17,858	n,o	72,644
Loss before income taxes	(9,419,611)	4,034,399		(5,385,212)
Income tax benefit	12,837	1,509,265	e,p	1,522,102
Net loss	(9,406,774)	1,400,496	e,q	(8,006,278)
Foreign currency translation adjustment	(121,606)	121,606	q	--
Loss from discontinued operations	$--	$(4,143,168)	r	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(RESTATED)

16.	RESTATEMENT (continued)

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

Evaluation of Disclosure Controls and Procedures

This Annual Report on Form 10-K/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Annual Report for the period ended December 31, 2006, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of December 31, 2006, management considered the impact of the restatement to our interim financial statements for the twelve month period ended December 31, 2006, as outlined in Item 6, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of adequate additional research materials and support staff, represented a material weakness in our disclosure controls and procedures as of December 31, 2006.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  represented material weaknesses in our disclosure controls and procedures as of December 31, 2006.  Such complex transactions included:

•	capital asset acquisitions; and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project , and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

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

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:Ian R. McNeil, Chief Executive Officer, President and Director. Mr. McNeil has been a member of our board of directors since July 25, 2005 and our Chief Executive Officer and President since October 7, 2005. Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Since June of 2003, Mr. McNeil has been president of Nanominerals Corp. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996. During his time at Nanominerals, Mr. McNeil helped define much of the corporate strategy, raised money and ran the day to day operations. The final task that McNeil completed for Nanominerals was the successful negotiation of the Clarkdale Slag Project acquisition. Prior to joining Nanominerals, Mr. McNeil was the director of operations for the eSolutions division of TELUS Corporation (2000-2003) a large telecommunications company based in Canada. While at TELUS Mr. McNeil managed a team of over a 100 people spread over 3 geographical offices.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2007, with the exception of the following:

•
Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in: (a) the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) relating to an event occurring in 2005 and which remained delinquent at December 31, 2006; and (b) the reporting of three transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to transactions occurring in 2006 and which remained delinquent at December 31, 2006;

•
Ian R. McNeil, one of our directors and our Chief Executive Officer, was delinquent in the reporting of one transaction in 2005 on Form 4 which was reported on a delinquent basis on one report and which was reported on a delinquent basis on one report in 2006;

•
Carl S. Ager, one of our directors and our Vice President, Secretary and Treasurer was delinquent in the reporting of one transaction in 2005 on Form 4 which was reported on a delinquent basis on one report and which was reported on a delinquent basis on one report in 2006;

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of one transaction in 2005 on Form 4 and which was reported on a delinquent basis on one report in 2006; and

•
K. Ian Matheson, one of our principal stockholders and former directors, was delinquent in the reporting of fourteen transactions in 2006 on Form 4 which were reported on a delinquent basis on five reports.

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

						Non-	Non-
						Equity	qualified	All Other
Name &						Incentive	Deferred
		Salary	Bonus	Stock	Option	Plan	Compen-	Compen-	Total
Principal					Awards	Compen-	sation	sation
Position	Year	($)	($)	Awards	(1)	sation	Earnings	($)	($)

Ian R. McNeil,	2006	108,000	—	—	71,642	—	—	—	179,642
Director,
President and	2005	36,000	—	—	88,908	—	—	—	124,906
CEO(2)

Carl S. Ager,	2006	80,000	—	—	71,642	—	—	—	151,642
Director, Vice
President,	2005	26,666	—	—	115,572	—	—	—	115,572
Treasurer, and
Secretary (3)

Melvin L.	2006	32,500	—	103,000	9,163	—	—	—	144,663
Williams, Chief
Financial	2005	—	—	—	—	—	—	—	—
Officer(4)

Notes:

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R,Share Based Payments.

(2)	Mr. McNeil was appointed as Searchlight’s President and CEO on October 7, 2005. Mr. McNeil entered into an employment agreement on January 1, 2006 for an annual salary of $108,000.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2006.

				Equity
				Incentive Plan
		Number of		Awards:
	Number of	Securities		Number of
	Securities	Underlying		Securities			Number of
	Underlying	Unexercised		Underlying			Shares or Units
	Unexercised	Options		Unexercised	Option	Option	of Stock that
Name and	Options (#)	(#)		Unearned	Exercise	Expiration	Have Not
Principal Position	Exercisable	Unexercisable		Options	Price	Date	Vested (#)
Ian R. McNeil	500,000	—		—	$0.44	Nov 11, 2010	—
Director, President	60,000	—		—	1.70	Apr 7, 2011	—
and CEO	250,000	—		—	2.40	Jun 6, 2011	—
Carl S. Ager	500,000	—		—	$0.44	Nov 11, 2010	—
Director, Vice	60,000	—		—	1.70	Apr 7, 2011	—
President,	250,000	—		—	2.40	Jun 6, 2011	—
Treasurer and
Secretary
Melvin L. Williams	—	50,000	(1)	—	$2.05	Jun 14, 2011	—
Chief Financial	—	50,000	(2)	—	2.05	Jun 14, 2011	—
Officer

Notes:

(1)	50,000 options will vest on June 14, 2007.

(2)	50,000 options will vest on June 14, 2008.

Director Compensation

The following table summarizes the compensation paid to Searchlight’s directors for the fiscal year ended December 31, 2006.

	Fees				Nonqualified
	Earned or			Non- Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	($)	($)	($)
Ian R. McNeil	—	—	71,642	—	—	108,000	179,642
Carl S. Ager	—	—	71,642	—	—	80,000	151,642
K. Ian Matheson(2)	—	—	12,242	—	—	28,000	40,242
Robert D. McDougal(3)	9,000	—	12,242	—	—	24,000	45,242

Notes:

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R,Share Based Payments.

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

	Name And Address	Amount And Nature Of		Percentage Of
Title Of Class	Of Beneficial Owner	Beneficial Ownership		Common Stock(1)

DIRECTORS AND OFFICERS

Common Stock	Ian R. McNeil Chief Executive Officer, President and Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	17,242,394	(3)	18.70%
Common Stock	Carl S. Ager Secretary, Treasurer and Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	17,242,394	(4)	18.70%
Common Stock	Melvin L Williams Chief Financial Officer #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	168,600	(6)	*
Common Stock	Robert D. McDougal Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	779,114	(5)	*
Common Stock	Harry B. Crockett Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	8,917,250	(7)	9.76%
Common Stock	All Officers and Directors as a Group (5 persons)	28,349,752		30.25%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock	K. Ian Matheson Former Director 2215 Lucerne Circle Henderson, NV 89014	13,923,504	(2)	13.93%
Common Stock	Harry B. Crockett Director #120 - 2441 West Horizon Ridge Parkway, Henderson, NV 89052	8,917,250	(7)	9.76%
Common Stock	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, NV 89509	16,000,000	(8)	17.51%
Common Stock	Centrum Bank AG Kirchstrasse 3, Postfach 1168 FL-9490 Vaduz, Liechtenstein	4,884,000		5.34%
Common Stock	Gerald A. Lembas Unit 290 10040 E. Happy Valley Road Scottsdale, AZ 85255	5,047,500		5.52%

Notes
*	Less than 1%.

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

As of December 31, 2006, loans payable totaling $382,792 consists of borrowings from former officers and directors of Searchlight. The balance bears no interest, is unsecured, and is due on demand.

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

10.19	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc.(10)
10.20	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (11)
10.21	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005. (15)
10.22	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005. (14)
10.23	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005. (15)
10.24	Finders’ Fee Agreement between Searchlight Minerals Corp. and S&P Investors, Inc. dated December 7, 2005. (16)
10.25	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006(17)
10.26	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006(17)
10.27	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006(18)
10.28	2006 Stock Option Plan. (19)
10.29	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (20)
10.30	Office Suite Lease Agreement b between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006. (9)

10.31	Contract for Engineering Services between URS Corporation and Verde River Iron Company LLC dated March 21, 2005. (9)
10.32
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (9)

10.33	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)
10.34	Notice of Exercise Option. (23)
10.35	Amendment No. 1 to Letter Agreement dated February 15, 2007. (24)
10.36	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (24)
10.37	Special Warranty Deed dated February 15, 2007. (24)
10.38	Bill of Sale dated February 15, 2007. (24)
10.39	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005. (24)
10.40	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC. (24)
10.41	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007. (24)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)
10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager. (25)
10.44	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(25)
10.45	Non-exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (26)
10.46	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp. (26)
10.47	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp. (26)
10.48	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp. (27)
14.1	Code of Ethics.(21)
21.1	List of Subsidiaries. *

23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Arrakis, Inc.
23.5	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.6	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
99.1	Audited Financial Statements of Transylvania International, Inc. for the years ended December 31, 2006 and December 31, 2005.(24)
99.2	Audit Committee Charter. (21)
99.3	Disclosure Committee Charter. (6)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.

(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10 -QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
*	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2007.

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

	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees	$7,800	$5,850
Audit Related Fees	6,750	—
Tax Fees	—	—
All Other Fees	—	—
Total	$14,550	$5,850

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