Form 10-Q/A
period 2007-03-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 (the “2007 First Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, and the period from January 14, 2000 (date of inception) through March 31, 2007.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 15 to the consolidated financial statements included with this report.

This Form 10-Q/A sets forth the 2007 First Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2007 First Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2007 First Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2007 First Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2007 First Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2007 First Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2007 First Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (RESTATED)

	March 31, 2007	December 31, 2006
	(restated)
ASSETS

Current assets
Cash	$13,688,258	$3,684,248
Prepaid expenses	106,249	106,235

Total current assets	13,794,507	3,790,483

Property and equipment, net	360,836	30,187
Mineral properties	5,431,290	5,431,290
Slag project	120,766,877	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Reclamation bond and deposits	183,040	183,040
Joint venture and merger option agreements	-	2,808,481

Total non-current assets	135,958,193	8,452,998

Total assets	$149,752,700	$12,243,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$919,452	$888,651
Accounts payable - related party	152,638	311,863
Loan payable - related party	382,792	382,792
VRIC payable, current portion - related party	169,391	-

Total current liabilities	1,624,273	1,583,306

Long-term liabilities
VRIC payable, net of current portion - related party	2,289,738	-
Deferred tax liability	48,666,970	860,331

Total long-term liabilities	50,956,708	860,331

Total liabilities	52,580,981	2,443,637

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 91,377,827 and 67,231,000 shares, respectively, issued and outstanding	91,378	67,231
Additional paid-in capital	105,496,554	17,738,891
Accumulated deficit during exploration stage	(8,416,213)	(8,006,278)

Total stockholders' equity	97,171,719	9,799,844

Total liabilities and stockholders' equity	$149,752,700	$12,243,481

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2007	March 31, 2006	March 31, 2007
	(restated)		(restated)

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	295,308	278,744	3,207,263
Mineral exploration and evaluation expenses - related party	90,000	123,750	585,000
General and administrative	333,450	224,701	2,377,092
Depreciation	2,789	793	10,048

Total operating expenses	721,547	627,988	6,179,403

Loss from operations	(721,547)	(627,988)	(6,179,403)

Other income (expense)
Rental revenue	7,620	-	7,620
Loss on equipment disposition	-	-	(4,388)
Interest and dividend income	33,898	-	110,930

Total other income (expense)	41,518	-	114,162

Loss before income taxes	(680,029)	(627,988)	(6,065,241)

Income tax benefit	270,094	280,614	1,792,196

Loss from continuing operations	(409,935)	(347,374)	(4,273,045)

Discontinued operations:
Loss from discontinued operations	-	-	(4,143,168)

Net loss	$(409,935)	$(347,374)	$(8,416,213)

Loss per common share – basic and diluted
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	77,717,438	55,950,556

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-		(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants
in consideration of joint venture
option	-	-	1,310,204	-	-	1,310,204

Issuance of common stock
for mining claims	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock
for mining claims	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for
75,700 shares of common stock
to three officers and one employee	-	-	124,059	-	-	124,059

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued
to employees and officers over
vesting period	-	-	5,235	-	-	5,235

Net loss March 31, 2007 (restated)	-	-	-	-	(409,935)	(409,935)

Balance, March 31, 2007 (restated)	91,377,827	$91,378	$105,496,554	$-	$(8,416,213)	$97,171,719

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,935)	$(347,374)	$(8,416,213)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(409,935)	(347,374)	(4,273,045)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	2,789	793	10,048
Stock based expenses	129,293	-	818,169
Loss on disposition of fixed assets	-	-	5,737
Changes in operating assets and liabilities:
Other current assets	(13)	(1,998)	(106,248)
Other assets	-	-	(183,040)
Accounts payable and accrued liabilities	(242,713)	67,780	200,639
Deferred income taxes	(270,094)	(280,614)	(1,792,196)

Net cash used in operating activities	(790,673)	(561,413)	(5,319,936)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(82,158)	-	(82,158)
Capitalized interest	(17,942)	-	(17,942)
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Purchase of property and equipment	(5,746)	-	(47,579)

Net cash used in investing activities	(10,005,846)	-	(11,024,813)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,453,817	1,397,250	30,416,000
Stock issuance costs	(611,230)	-	(611,230)
Principal payments on deferred purchase liability	(42,058)	-	(42,058)
Proceeds/payments on loan payable	-	(15,000)	-
Proceeds from subscribed stock	-	-	270,000

Net cash provided by financing activities	20,800,529	1,382,250	30,032,712
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	10,004,010	820,837	13,688,258

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$13,688,258	$1,526,693	$13,688,258

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$-	$-	$50,751

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$-

Assets acquired for common stock issued for mineral properties	$-	$-	$3,570,000

Assets acquired for liabilities incurred in the acquisition	$2,501,187	$-	$2,501,187

Net deferred tax liability assumed	$48,076,734	$-	$50,821,336

Merger option payment applied to the acquisition	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 15) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006.

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

Going concern - The Company incurred cumulative net losses of $8,416,213 from operations as of March 31, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $17,942 and $0 for the three months ended March 31, 2007 and 2006, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2007 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Asset retirement obligation - The Company has adopted Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration.  Accordingly, no liability has been recorded.

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,352,207 and 27,210,222, respectively.

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

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

For acquired properties, that do not constitute a business as defined in Emerging Issues Task Force Issue No. 98-03 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

New accounting pronouncements – In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal year beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108).  SAB 108 considers the effects of prior year misstatements when quantifying misstatements in the current year financial statements.  It is effective for fiscal years ending after November 15, 2006.  The adoption of this guidance had no material effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets: (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value.  SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Adoption is required as of the beginning of the first fiscal year that begins after September, 15, 2006.  The adoption of SFAS 156 had no material effect on the Company’s consolidated financial position, results of operations or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets.  The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006.  The adoption of this statement had no material impact on the Company’s consolidated financial position, results of operations, and disclosures.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Correction of an error

Searchlight Mining Claims – (See Note 4) – The Company restated the Searchlight Mining Claims as of March 31, 2007. The restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – (See Note 3) – The Company restated the Clarkdale Slag Project as of March 31, 2007. The Company has determined that the acquisition should be accounted for using the accounting treatment defined in EITF 98-03 and EITF 98-11, together with applicable sections of SFAS 141 which are not covered in EITF 98-03 and EITF 98-11.  The Company’s initial and continuing estimates of probability with respect to certain contingent payment terms were in error.  The company determined that certain terms with respect to future payments should have been recorded as contingent consideration and not recorded as purchase consideration with a corresponding liability. In accordance with SFAS 141, contingent consideration should only be recorded as a liability if it is determinable beyond a reasonable doubt. In assessing the future payments related to the acquisition, the Company determined that treatment of the terms as beyond a reasonable doubt was not appropriate. As a result, the amounts previously recorded as a liability have now been disclosed as contingent consideration.

The Company determined that the acquisition accounting method used in prior periods with respect to warrants issued in connection with the assignment of the original Slag Project option was not appropriate and has restated the purchase accounting to reflect the recomputation of the value of the 12,000,000 warrants issued as consideration for the option to acquire a mineral interest in the Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2007 and December 31, 2006:

	2007	2006

Furniture and fixtures	$15,600	$15,600
Lab equipment	2,804	2,804
Computers and equipment	17,788	17,788
Income property	309,750	—
Capitalized interest	17,942	—
Construction in progress	5,746	—

	369,630	36,192
Less accumulated depreciation	8,794	6,005

	$360,836	$30,187

Depreciation expense was $2,789 and $793 for the three months ended March 31, 2007 and 2006, respectively.

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 15)

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (TI) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale, Arizona, through its wholly owned subsidiary CML.  This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”). Subsequent to the acquisition, Mr. Harry Crockett joined the Company’s board of directors. VRIC is an affiliate of Mr. Crockett.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 15) (continued)

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

c)
The Company issued 16,825,000 shares of its common stock, valued at $3.975 per share, using the average of the high and low on the Closing Date to the designates of VRIC on the closing pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 15) (continued)

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date as defined in the agreement:

e)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

f)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year, and,

g)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Company has accounted for this as a contingent payment and upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

The following table reflects the recorded purchase consideration for the Slag Project :

	As Reported	Restatement Adjustments			As Restated
Purchase price:
Cash payments	$10,100,000	$			$10,100,000
Joint venture option acquired in 2005 for cash	690,000		—		690,000
Warrants issued in 2005 for joint venture option	—		1,918,481	a	1,918,481
Common stock issued	66,879,375		-		66,879,375
Monthly payments, current portion	395,001		(227,174	) b	167,827
Monthly payments, net of current portion	3,252,403		(919,043	) b	2,333,360
Due to VRIC	6,400,000		(6,400,000	) b	—
Acquisition costs	127,000		—		127,000

Total purchase price	87,843,779		(5,627,736)		82,216,043

Net deferred income tax liability assumed - slag project	33,151,312		14,925,422	c	48,076,734

	$120,995,091		$9,297,686	d	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 15) (continued)

The restatement adjustments are as follows:

a.
Restate valuation of warrants issued using the Binomial Lattice option pricing-model in connection with the Clarkdale Slag Project option of $1,918,481 (comprising of related deferred tax liability assumed of $608,277 and an increase to stockholders’ equity of $1,310,204) which was computed based on private placement stock price at the time the warrants were issued.

b.	Restate for revision of the acquisition related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
c.	Recomputation of deferred tax liability assumed in mineral property acquisition for effect of restated acquisition costs discussed in items a and b above.
d.	Overall restatement impact on the Clarkdale Slag Project.

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:	As Reported	Restatement Adjustments		As Restated
Slag project (including net deferred tax liability assumed of $48,076,734)	$111,469,191	$9,297,686	d	$120,766,877
Land - slag pile site	5,916,150	—		5,916,150
Land	3,300,000	—		3,300,000
Income property and improvements	309,750	—		309,750

Total	$120,995,091	$9,297,686		$130,292,777

For the three months ended March 31, 2007, TI operations were limited to minor rental activity revenue of approximately $10,000 and rental expenses and property holding costs of approximately $8,000 for net pre tax income of approximately $2,000.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 15)

As of March 31, 2007, mining claims consisted of 3,200 acres located near Searchlight, Nevada.  The 3,200 acre property is staked as twenty 160 acre claims. At March 31, 2007, the mineral properties balance was $5,431,290.

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

The mining claims are capitalized as tangible assets in accordance with EITF 04-02.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method over the life of the claims.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2007, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Previously Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, December 31, 2005	127,134	692,308		819,442

Share issuance to obtain mineral properties, July 27, 2006	—	3,080,000	c	3,080,000
Net deferred income tax liability assumed	—	1,531,848	b	1,531,848

Mineral properties balance, March 31, 2007	$127,134	$5,304,156		$5,431,290

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 15) (continued)

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
b.
Restate for the resulting estimated future income tax liability associated with the temporary difference between tax basis and acquisition value, which was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

c.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 27, 2006 at the market value of $2.20 per share on the date of issuance.

5.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

As of March 31, 2007 and December 31, 2006, loans payable to related parties totaling $382,792 consisted of borrowings from former officers and directors of the Company. These individuals have not had any involvement in management of the Company since February 2005.  The balance of the loan is non-interest bearing, unsecured and without any fixed repayment terms.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending March 31 ,

2008	$169,391
2009	183,451
2010	198,677
2011	215,167
2012	233,026
Thereafter	1,459,417

2,459,129

VRIC payable, current portion	169,391

VRIC payable, net of current portion	$2,289,738

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 11.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	STOCKHOLDERS’ EQUITY

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	STOCKHOLDERS’ EQUITY (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS

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

During the three months ended March 31, 2007, the Company granted stock options as follows:

a)
On February 16, 2007, the Company granted nonqualified stock options for the purchase of 75,700 shares of common stock at $4.04 per share. The options were granted to three officers and one employee, are fully vested and expire on February 16, 2012.

Expenses for the three months ended March 31, 2007 and 2006 related to vesting and granting of stock options were $129,293 and $0, respectively, and are included in general and administrative expense.

Stock options – During the three months ended March 31, 2007, the Company granted stock options to employees and directors totaling 75,700 with a weighted average exercise price of $4.04 per share.  Certain stock options were exercisable upon grant and expire five years after the grant date.  As of March 31, 2007 stock options outstanding totaled 3,945,700 with a weighted average exercise price of $0.83 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	75,700	4.04
Options expired	—	—
Options cancelled	—	—
Options exercised	—	—

Balance, March 31, 2007	3,945,700	$0.83

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2007

Dividend yield	—
Expected volatility	76.6%
Risk-free interest rate	4.68%
Expected life (years)	4.25

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The Binomial Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the three months ended March 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
75,700	Equals	$4.04	$4.04 to $4.04	$0.41
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

75,700	Equals	$4.04	$4.04 to $4.04	$0.41

Stock options/warrants – During the three months ended March 31, 2007 the Company granted stock warrants related to common stock issued through a private placement totaling 3,660,913 with a strike price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

The following table summarizes information about options/warrants granted during the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	3,914,958	4.49
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	—	—

Balance, March 31, 2007	24,074,958	$1.16

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CML has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – Lease

CML has a month-to-month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial Building – Lease

CML rents commercial building space to two tenants. The rental arrangements for both tenants stem from expired leases and are month-to-month. Rent under these agreements totaled $1,260 per month.

Land Lease – Wastewater Effluent

CML assumed a lease as a lessor on February 15, 2007 that was entered into by TI on August 25, 2004 with the Town of Clarkdale, AZ (Clarkdale). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy five percent (75%) of the potable water rate.

The term of the lease is 5 years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of twenty five (25) years measured from the date of the lease, the Company has a continuing right to purchase Class B, and if available, Class A at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit was $270,094 and $280,614 for the three months ended March 31, 2007 and 2006, respectively.

Significant components of the Company’s net deferred income tax assets at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Deferred income tax assets

Net operating loss carryforward	$2,258,358	$1,667,592
Option compensation	271,764	205,057

Gross deferred income tax asset	2,530,122	1,872,649
Valuation allowance	(270,549)	(204,005)
	2,259,573	1,668,644
Deferred income tax liabilities

Property, plant & equipment	1,215	1,052
Acquisition related liabilities	50,925,328	2,527,923

Net deferred income tax liability	$48,666,970	$860,331

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

10.	INCOME TAXES (continued)

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

The Company had cumulative net operating losses of approximately $6,152,146 and $4,764,549 as of March 31, 2007 and December 31, 2006, respectively for federal income tax purposes.  The net operating loss carryforwards will be expiring between 2025 and 2027.  The Company had no material loss carryforwards for state income tax purposes.

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

The Company and its subsidiary file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decrease its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2004. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

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

Melvin L. Williams, Chief Financial Officer.  The Company has an employment agreement with Mr. Williams effective since June 14, 2006.  Under the terms of the agreement, as updated February 16, 2007, Mr. Williams is paid a salary of $130,000 based on 600-800 hours worked. Mr. Williams is also eligible for a discretionary bonus to be determined based on factors considered relevant by the Company’s board of directors, and may be granted, subject to the approval of the board of directors, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the board of directors, in its absolute discretion, may from time to time determine.  The term of the agreement is for an indefinite period, unless otherwise terminated pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company other than for cause, the Company will provide Mr. Williams with thirty days written notice or payment equal to three months of his monthly remuneration.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

11.	COMMITMENTS AND CONTINGENCIES (continued)

Purchase consideration Clarkdale Slag Project - In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional contingent payments.  The acquisition agreement contains payment terms which are based on Project Funding Date as defined in the agreement:

a)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

b)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the net smelter returns (“NSR”) on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000, and,

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

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments.  The Company maintains its cash accounts with one financial institution. Cash accounts at this financial institution are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

13.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2007, the Company purchased services from two major vendors, Dr. Hewlett and NMC, that exceeded more than 10% of total purchases and amounted to approximately $110,000 and $90,000, respectively.  NMC is considered a related party and is more fully discussed the related party note that follows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

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

For the three months ended March 31, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $20,775, respectively. At March 31, 2007, the Company had an outstanding balance due to NMC of $152,638.

For the year ended December 31, 2006, the Company incurred total fees and reimbursements of expenses to NMC of $495,000 and $271,103, respectively. At December 31, 2006, the Company had an outstanding balance due to NMC of $311,863.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

15.	RESTATEMENT

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

Clarkdale Slag Project – The Company determined that acquisition accounting methods used in prior periods to record the purchase accounting for the Slag Project were not appropriate with respect to contingent consideration and has restated the purchase accounting to reflect the acquisition terms with respect to future payments related to the acquisition and with respect to warrants issued in connection with the assignment of the original Slag Project option.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in an increase in recorded purchase consideration of $9,297,686, including an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project increased by $15,411,666.

The following table summarizes the consolidated balance sheet of the Company as of March 31, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
March 31, 2007	As Reported	Adjustments		As Restated

Property and equipment, net	$342,894	$17,942	a	$360,836
Mineral properties	127,134	5,304,156	b	5,431,290
Slag project	111,469,191	9,297,686	c	120,766,877
Total assets	135,132,916	14,619,784		149,752,700
VRIC payable, current portion – related party	335,001	(165,610	) c	169,391
Due to VRIC	6,400,000	(6,400,000	) c	—
VRIC payable, net of current portion –related party	3,252,403	(962,665	) c	2,289,738
Deferred tax liability	33,151,312	15,515,658	d	48,666,970
Total liabilities	44,593,598	7,987,383		52,580,981
Additional paid-in capital	100,656,349	4,840,205	b,c	105,496,554
Accumulated other comprehensive loss	(121,606)	121,606	e	—
Accumulated deficit during exploration stage	(10,086,803)	1,670,590	e,f	(8,416,213)
Total stockholders' equity	90,539,318	6,632,401		97,171,719
Total liabilities and stockholders' equity	$135,132,916	$14,619,784		$149,752,700

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

15.	RESTATEMENT (continued)

The following tables summarize the consolidated statements of operations for the three months ended March 31, 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended March 31, 2007	As Reported	Adjustments		As Restated

Mineral exploration and evaluation expenses	$385,308	$(90,000	) g	$295,308
Mineral exploration and evaluation expenses - related party	—	90,000	g	90,000
Total operating expenses	721,547	—		721,547
Loss from operations	(713,927)	(7,260	) h	(721,547)
Total other income (expense)	33,898	7,260	h	41,518
Income tax benefit	—	270,094	f	270,094
Net loss	$(680,029)	$270,094	f	$(409,935)

The following table summarizes the consolidated statements of operations for the period from January 14, 2000 (Date of Inception) through March 31, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through March 31, 2007	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095	) i	$—
Mineral exploration and evaluation expenses	3,792,263	(585,000	) g	3,207,263
Mineral exploration and evaluation expenses - related party	—	585,000	g	585,000
General and administrative	3,998,447	(1,621,355	) j	2,377,092
Depreciation	245,222	(235,174	) k	10,048
Impairment loss on intangible assets	173,234	(173,234	) l	—
Impairment loss on property and equipment	86,683	(86,683	) m	—
Total operating expenses	10,195,944	(4,016,541	) n	6,179,403
Loss from operations	(10,188,324)	4,008,921	n,h	(6,179,403)
Other income	282,142	(282,142	) o	—
Interest expense, net	(300,000)	300,000	p	—
Total other income (expense)	88,684	25,478	h,o,p	114,162
Loss before income taxes	(10,099,640)	4,034,399		(6,065,241)
Income tax benefit	12,837	1,779,359	f,q	1,792,196
Net loss	(10,086,803)	1,670,590	e,f	(8,416,213)
Foreign currency translation adjustment	(121,606)	121,606	e	—
Loss from discontinued operations	$—	$(4,143,168	) r	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

15.	RESTATEMENT (continued)

The restatement adjustments are as follows:

a.	Restate for capitalization of interest related to deferred purchase liability.
b.
Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share and 1,400,000 on July 27, 2006 at the market value of $2.20 per share on the date of issuance.  The resulting estimated future income tax liability associated with the temporary differences between the tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

c.	Restate for revision of the acquisition accounting related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
d.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
e.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
f.	Restate for deferred income tax benefit related to mineral property acquisitions.
g.	Reclassify related party mineral exploration and evaluation expense.
h.	Reclassify rental revenue from operations to other income (expense).
i.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
j.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
k.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
l.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
m.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
n.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
o.	Reclassify other income earned prior to 2005 as discontinued operations.
p.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
q.	Reclassify income tax benefit prior to 2005 as discontinued operations.
r.	Reclassify net losses prior to 2005 as discontinued operations.

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

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations. On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania. Our consolidated statement of operations for the period from inception to March 31, 2007 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.

The consolidated statement of operation for the period from January 14, 2000 (date of inception) through March 31, 2007 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, we announced that we were changing our business from biotechnology to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits. Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

In addition, we initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. The Searchlight Gold Project mineral properties have been restated in the financial statements included in this report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005 and 1,400,000 shares at $2.20 on July 27, 2006 at the market values on the dates of issuance. The restatement to the balance sheet at March 31, 2007 had the impact of increasing stockholders equity by $3,530,000 and the mineral asset by $5,304,156. The impact to the statement of operations reflects an income tax benefit obtained of $270,094.

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

•
our consolidated statement of operations for the period from inception to March 31, 2007 has been restated to reflect the recomputation of the tax benefits related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project. There was no other impact on the results of operations.

•
our consolidated statement of operations for the three months ended March 31, 2007 has been restated to reclassify related party mineral exploration and evaluation expense not stated separately in previous reports. There was no change to the underlying expense or results of operations as previously reported.

During the second quarter of 2008, we determined that the acquisition accounting method used in prior periods to record the purchase accounting for the Clarkdale Slag Project was not appropriate for the 2007 acquisition of Transylvania. The adjustments included revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement. The overall recorded acquisition purchase consideration increased by $9,297,686 with a corresponding reduction in recorded liabilities of $7,546,217. The recorded liabilities were adjusted, as follows:

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

The restatements had no impact on our cash or cash flows.

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

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended March 31, 2007 and changes in our financial condition from our year ended December 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The table below provides an overview of the results from metallurgical tests received from Arrakis during the quarter ended March 31, 2007:

Chain of Custody Results Summary

	Feed Grade	Extracted Grade
COC Tests(1)	Gold (opt)* (1)(2)	Gold (opt)* (1)(2)	Leach Method(1)
Bench Leach Tests
SP4 – 500grams	0.58	0.24 – 0.42	48 hr Leach
SP4 – 50lbs head	0.54
Con 1	1.56	0.36	96 hr leach
Con 2	0.93	0.75	96 hr leach
Bulk Leach Tests
BL1 - 1,000 lbs	0.58	0.25	48 hr Leach
BL2 - 1,000 lbs	0.58	0.22	48 hr Leach
BL3 – 9,000 lbs head
1,674 lbs cons	0.90	0.21	72 hr Leach
Autoclave Tests
TP2-12 – 200 grams	0.34 – 0.39	0.03 – 0.26	1.5 hr Autoclave
TP8 – 200 grams	0.37	0.16	1.5 hr Autoclave
TP9 (TP8 tails)		0.14	1.5 hr Autoclave
Total		0.30	3.0 hr Autoclave

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

We recorded a net loss of $409,935 for the three months ended March 31, 2007 and have an accumulated deficit of $8,416,213 since inception. As at March 31, 2007 we had cash of $13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations. See “Future Financings”, below.

RESULTS OF OPERATIONS

Three Months Summary

	Three Months Ended March 31,
			Percentage
	2007	2006	Increase / (Decrease)
	(restated)
Revenue	$-	$-	n/a
Operating Expenses	(721,547)	(627,988)	14.9%
Other income	41,518	-	n/a
Income tax benefit	270,094	280,614	(3.7)%
Net Loss	$(409,935)	$(347,374)	18.0%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the quarter ended March 31, 2007. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

Our expenses for the three months ended March 31, 2007 and March 31, 2006 are outlined in the table below:

	Three Months Ended March 31,
			Percentage
	2007	2006	Increase / (Decrease)
	(restated)
Mineral exploration and evaluation	$295,308	$278,744	5.9%
Mineral exploration and evaluation – related party	90,000	123,750	(27.3)%
General and administrative	333,450	224,701	48.4%
Depreciation	2,789	793	251.8%
Total Operating Expenses	$721,547	$627,988	14.9%

Operating expenses for the three months ended March 31, 2007 increased by 14.9% as compared to the comparative period in 2006 primarily as a result of: (i) increased mineral exploration expenses in connection with our 2006 drilling and sampling program on the Clarkdale Slag Project and Searchlight Claims; and (ii) increased professional and administrative fees associated with the acquisition of Transylvania International, Inc., the completion of our equity financings and the preparation of our Registration Statement on Form SB-2.

Liquidity and Financial Condition

Working Capital

			Percentage
	At March 31, 2007	At December 31, 2006	Increase / (Decrease)
	(restated)
Current Assets	$13,794,507	$3,790,483	263.9%
Current Liabilities	(1,624,273)	(1,583,306)	2.5%
Working Capital	$12,170,234	$2,207,177	451.4%

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(restated)
Cash Flows used in Operating Activities	$790,673	$561,413
Cash Flows used in Investing Activities	$10,005,846	$-
Cash Flows provided by Financing Activities	$20,800,529	$1,382,250
Net Increase in Cash During Period	$10,004,010	$820,837

Summary of Financing Activities

During the first quarter of 2007, we completed the following financings to fund our proposed exploration program, our acquisition of Transylvania International, Inc. and our continued operations:

-
On March 22, 2007, we closed a private placement offering and issued 2,226,161 units for gross proceeds of $6,678,483. The securities sold pursuant to the offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. An aggregate commission and corporate finance fee totaling $525,386 was paid by us to an agent in connection with the offering and the agent also received warrants to purchase 75,175 shares of our common stock.

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

Working Capital. The increase in our working capital surplus from $2,207,177 as at December 31, 2006 as compared to a working capital surplus of $12,170,234 as at March 31, 2007 was primarily due to the increase in cash flows from financing activities of $20,800,529 from private placements of our securities completed during the quarter. See “Recent Sales of Unregistered Securities”, below.

Income Tax Liability. Included in long term liabilities in the accompanying consolidated financials statements is a balance of $48,666,970 for deferred tax liability relating to the Clarkdale Slag Project and the Searchlight Gold Project. Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired. As of March 31, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $6,152,146 and $4,764,549, respectively for federal income taxes. The net operating loss carryforwards expire between 2027 and 2027.

Equity Compensation. On April 30, 2007, we adopted our 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants. As at March 31, 2007 no options have been granted under the 2007 Plan. During the three months ended March 31, 2007 we issued under our 2006 Stock Option Plan options to acquire 75,700 shares of common stock to three of our executive officers and an employee with an exercise price of $4.04 per share. The options are fully vested and expire on February 16, 2012. Compensation expense for the three months ended March 31, 2007 related to granting of stock options was $129,293.

During the three months ended March 31, 2007 we granted stock purchase warrants related to common stock issued through a private placement totaling 3,660,913 with an exercise price of $4.50 per share and stock warrants totaling 178,345 were issued to underwriters of the private placement with an exercise price of $4.50 per share.

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project. We recorded a net loss of $409,935 for the three months ended March 31, 2007 and have an accumulated deficit of $8,416,213 since inception. As at March 31, 2007 we had cash of $13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Impairment of long-lived assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2007 exploration is progressing in accordance with our plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When we determine SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions we may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

Exploration Costs – Mineral exploration costs are expensed as incurred.

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

We were incorporated in January 12, 1999 and since that time were engaged in the business of biotechnology research and development. In February, 2005, we changed our business to mineral exploration. We have a limited history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $8,416,213. Our ability to achieve and maintain profitability and positive cash flow is dependent upon, among other things:

-	our ability to locate a profitable mineral property;

-	positive results from our feasibility studies on the Searchlight Claims and the Clarkdale Slag Project;

-	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

-	our ability to generate revenues.

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing. We recorded a net loss of $409,935 for the three months ended March 31, 2007 and have an accumulated deficit of $8,416,213 as at March 31, 2007. As at March 31, 2007 we had cash of $13,688,258 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

ITEM 3.           CONTROLS AND PROCEDURES.

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of our 2005, 2006 and 2007 financial statements, as discussed above in the Introductory Explanatory Note and in Item 2 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended March 31, 2007, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of March 31, 2007, management considered the impact of the restatement to our interim financial statements for the three month period ended March 31, 2007, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that the lack of adequate additional support staff represented a material weakness in our disclosure controls and procedures as of March 31, 2007.

In addition, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  represented material weaknesses in our disclosure controls and procedures as of March 31, 2007.  Such complex transactions included:

•	capital asset acquisitions; and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project and the 2007 acquisition of Transylvania, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, the acquisition of the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

Based on the reevaluation as described above, our management concluded in prior periods starting with March 31, 2005, the lack of adequate additional research materials represented a material weakness in our disclosure controls and procedures.  In January 2007, we remediated this weakness by obtaining additional research materials.

In addition, subsequent to the period, we remediated the weakness of management’s failure to consult an outside expert in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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