Form 10-Q/A
period 2007-06-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 (the “2007 Second Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, and the period from January 14, 2000 (date of inception) through June 30, 2007.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

A description of the restatements made to our financial statements is provided at Note 17 to the consolidated financial statements included with this report.

This Form 10-Q/A sets forth the 2007 Second Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2007 Second Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2007 Second Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2007 Second Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2007 Second Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2007 Second Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2007 Second Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (RESTATED)

	June 30, 2007	December 31, 2006
	(restated)
ASSETS
Current assets
Cash	$11,665,903	$3,684,248
Prepaid expenses	216,250	106,235

Total current assets	11,882,153	3,790,483

Property and equipment, net	1,499,338	30,187
Mineral properties	12,702,258	5,431,290
Slag project	120,766,877	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Reclamation bond and deposits	183,040	183,040
Joint venture and merger option agreements	-	2,808,481

Total non-current assets	144,367,663	8,452,998

Total assets	$156,249,816	$12,243,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$871,155	$888,651
Accounts payable - related party	20,053	311,863
Capital lease payable, current portion	20,302	-
Loan payable - related party	382,792	382,792
VRIC payable, current portion - related party	172,802	-

Total current liabilities	1,467,104	1,583,306

Long-term liabilities
VRIC payable, net of current portion - related party	2,245,237	-
Capital lease payable, net of current portion	75,937	-
Deferred tax liability	51,159,846	860,331

Total long-term liabilities	53,481,020	860,331

Total liabilities	54,948,124	2,443,637

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 92,777,827 and 67,231,000 shares, respectively, issued and outstanding	92,778	67,231
Additional paid-in capital	110,016,963	17,738,891
Common stock subscribed	195,000	-
Accumulated deficit during exploration stage	(9,003,049)	(8,006,278)

Total stockholders' equity	101,301,692	9,799,844

Total liabilities and stockholders' equity	$156,249,816	$12,243,481

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(restated)		(restated)		(restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	163,676	497,046	458,984	775,388	3,370,939
Mineral exploration and evaluation expenses - related party	90,000	123,750	180,000	247,500	675,000
General and administrative	721,558	441,518	1,055,008	666,621	3,098,650
Depreciation	11,453	2,173	14,243	2,966	21,502

Total operating expenses	986,687	1,064,487	1,708,235	1,692,475	7,166,091

Loss from operations	(986,687)	(1,064,487)	(1,708,235)	(1,692,475)	(7,166,091)

Other income (expense)
Rental revenue	11,960	-	19,580	-	19,580
Loss on equipment disposition	-	(4,398)	-	(4,398)	(4,388)
Interest and dividend income	117,842	-	151,740	-	228,772
Interest expense, net	(44)	-	(44)	-	(44)

Total other income (expense)	129,758	(4,398)	171,276	(4,398)	243,920

Loss before income taxes	(856,929)	(1,068,885)	(1,536,959)	(1,696,873)	(6,922,171)

Income tax benefit	270,094	280,614	540,188	561,228	2,062,290

Loss from continuing operations	(586,835)	(788,271)	(996,771)	(1,135,645)	(4,859,881)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(586,835)	$(788,271)	$(996,771)	$(1,135,645)	$(9,003,049)

Loss per common share - basic and diluted
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	91,393,212	58,125,044	84,593,103	57,043,807

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-		(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for 1,000,000 shares of common stock to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for 500,000 shares of common stock in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants in consideration of joint venture option (restated, see Note 3)	-	-	1,310,204	-	-	1,310,204

Issuance of common stock for 20 mining claims	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stock in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash, Reg. D 506 - Private Placement, $0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for 1,500,000 shares of common stock to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash, Reg. D - Private Placement, $0.45 per share, net of $87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for 120,000 shares of common stock to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for 500,000 shares of common stock to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for 100,000 shares of common stock to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash Reg. S - Private Placement, $0.375 per share from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for 100,000 shares of common stock to officer for recruitment amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for 50,000 shares of common stock to employee for recruitment amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock for mining claims	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued to employee and officer over vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock in connection with the acquisition to five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for 82,946 shares of common stock to three officers and two employees	-	-	132,633	-	-	132,633

Issuance of common stock for cash Reg. D - Private Placement, $3.00 per share, net of $381,990 commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $111,100 commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $525,386 commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued to employeex and officers over vesting period	-	-	10,470	-	-	10,470

Issuance of common stock for mining claims (restated, see Note 17)	1,400,000	1,400	4,506,600	-	-	4,508,000

Common stock subscribed for exercise of warrants				195,000		195,000

Net loss June 30, 2007 (restated)	-	-	-	-	(996,771)	(996,771)

Balance, June 30, 2007 (restated)	92,777,827	$92,778	$110,016,963	$195,000	$(9,003,049)	$101,301,692

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2007	June 30, 2006	June 30, 2007
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(996,771)	$(1,135,645)	$(9,003,049)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(996,771)	(1,135,645)	(4,859,881)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	14,243	2,966	21,502
Stock based expenses	143,103	273,386	831,979
Loss on disposition of fixed assets	-	4,398	5,737
Amortization of prepaid expense	9,999	-	9,999
Changes in operating assets and liabilities:
Other current assets	(120,014)	(31,245)	(226,249)
Other assets	-	-	(183,040)
Accounts payable and accrued liabilities	(328,306)	14,255	115,046
Deferred income taxes	(540,188)	(561,228)	(2,062,290)

Net cash used in operating activities	(1,817,934)	(1,433,113)	(6,347,197)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Capitalized interest	(66,852)	-	(66,852)
Purchase of property and equipment	(971,553)	(20,202)	(1,013,386)

Net cash used in investing activities	(11,068,510)	(20,202)	(12,087,477)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,453,817	6,271,376	30,416,000
Stock issuance costs	(677,570)	-	(677,570)
Principal payments on capital lease payable	(20,000)	-	(20,000)
Principal payments on deferred purchase liability	(83,148)	-	(83,148)
Proceeds/payments on loan payable	-	(15,000)	-
Proceeds from subscribed stock	195,000	-	465,000

Net cash provided by financing activities	20,868,099	6,256,376	30,100,282
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	7,981,655	4,803,061	11,665,903

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$11,665,903	$5,508,917	$11,665,903

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$44	$-	$50,795

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$4,508,000	$-	$8,078,000

Assets acquired for liabilities incurred in the acquisition	$2,501,187	$-	$2,501,187

Net deferred tax liability assumed	$50,839,702	$-	$53,584,304

Merger option payment applied to the acquisition	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 17) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006.

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

Going concern - The Company incurred cumulative net losses of $9,003,049 from operations as of June 30, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $66,852 and $0 for the six months ended June 30, 2007 and 2006, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2007 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the guidance of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,525,499 and 27,230,287, respectively.

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

Correction of an error

Searchlight Mining Claims – (See Note 4) – The Company restated the Searchlight Mining Claims as of June 30, 2007. The restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – (See Note 3) – The Company restated the Clarkdale Slag Project as of June 30, 2007. The Company has determined that the acquisition should be accounted for using the accounting treatment defined in EITF 98-03 and EITF 98-11, together with applicable sections of SFAS 141 which are not covered in EITF 98-03 and EITF 98-11.  The Company’s initial and continuing estimates of probability with respect to certain contingent payment terms were in error.  The company determined that certain terms with respect to future payments should have been recorded as contingent consideration and not recorded as purchase consideration with a corresponding liability. In accordance with SFAS 141, contingent consideration should only be recorded as a liability if it is determinable beyond a reasonable doubt. In assessing the future payments related to the acquisition, the Company determined that treatment of the terms as beyond a reasonable doubt was not appropriate. As a result, the amounts previously recorded as a liability have now been disclosed as contingent consideration.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2007 and December 31, 2006:

	2007	2006

Furniture and fixtures	$28,781	$15,600
Lab equipment	2,804	2,804
Computers and equipment	30,992	17,788
Income property	309,750	—
Capitalized interest	66,852	—
Construction in progress	925,029	—
Vehicles	38,175	—
Site equipment	117,203	—
	1,519,586	36,192
Less accumulated depreciation	20,248	6,005

	$1,499,338	$30,187

Depreciation expense was $14,243 and $2,966 for the six months ended June 30, 2007 and 2006, respectively.

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 17)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 17) (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 17) (continued)

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date as defined in the agreement:

e)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

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

The following table reflects the recorded purchase consideration for the Slag Project:

	As Reported	Restatement Adjustments		As Restated
Purchase price:
Cash payments	$10,100,000	$—		$10,100,000
Joint venture option acquired in 2005 for cash	690,000	—		690,000
Warrants issued in 2005 for joint venture option	—	1,918,481	a	1,918,481
Common stock issued	66,879,375	-		66,879,375
Monthly payments, current portion	395,001	(227,174)	b	167,827
Monthly payments, net of current portion	3,252,403	(919,043)	b	2,333,360
Due to VRIC	6,400,000	(6,400,000)	b	—
Acquisition costs	127,000	—		127,000

Total purchase price	87,843,779	(5,627,736)		82,216,043

Net deferred income tax liability assumed - slag project	33,151,312	14,925,422	c	48,076,734

	$120,995,091	$9,297,686	d	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 17) (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 17)

As of June 30, 2007, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims.  At June 30, 2007, the mineral properties balance was $12,702,258.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2007, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Previously Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, December 31, 2005	127,134	692,308		819,442

Share issuance to obtain mineral properties, July 27, 2006	—	3,080,000	c	3,080,000
Net deferred income tax liability assumed	—	1,531,848	b	1,531,848

Mineral properties balance, December 31, 2006	127,134	5,304,156		5,431,290

Share issuance to obtain mineral properties, June 29, 2007	—	4,508,000	d	4,508,000
Net deferred income tax liability assumed	—	2,762,968	b	2,762,968

Mineral properties balance, June 30, 2007	$127,134	$12,575,124		$12,702,258

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

c.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 27, 2006 at the market value of $2.20 per share on the date of issuance.
d.	Restate issuance of 1,400,000 shares to obtain mineral properties on June 29, 2007 at the market value of $3.22 per share on the date of issuance.

5.	LOAN PAYABLE – FORMER OFFICERS AND DIRECTORS

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2008	$172,802
2009	187,144
2010	202,677
2011	219,499
2012	237,718
Thereafter	1,398,199

2,418,039

VRIC payable, current portion	172,802

VRIC payable, net of current portion	$2,245,237

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 12.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at June 30, and December 31,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	2007	2006
Caterpillar Financial Services
Services Corporation	Equipment	$2,200	4.45%	Jul-11	$96,239	$—

					96,239	—
Capital lease payable, current portion					(20,302)	—

Capital lease payable, net of current portion					$75,937	$—

The following table represents future minimum lease payments on capital lease payable for the six months ending June 30,

2008	$24,202
2009	26,401
2010	26,401
2011	26,401
Thereafter	2,200

Total future minimum lease payments	$105,605
Imputed interest	(9,366)

Present value of future minimum lease payments	$96,239

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at June 30, and December 31,

	2007	2006

Site Equipment	$116,239	—
Accumulated amortization	(5,651)	—

	$110,588	—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Company’s stockholders’ activities consisted of the following:

a)
On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. The issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

8.	STOCKHOLDERS’ EQUITY (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

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

Expense for the six months ended June 30, 2007 and 2006 related to vesting and granting of stock options were $143,103 and $273,386, respectively, and are included in general and administrative expense.

Stock options – During the six months ended June 30, 2007, the Company granted stock options to employees and directors totaling 82,946 with a weighted average exercise price of $3.99 per share.  Certain stock options were exercisable upon grant and expire five years after the grant date.  As of June 30, 2007 stock options outstanding totaled 3,952,946 with a weighted average strike price of $0.84 per share.

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

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2007

Dividend yield	—
Expected volatility	76.6%
Risk-free interest rate	4.56 % to 4.68%
Expected life (years)	2 to 4.25

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

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

The following table summarizes information about options granted during the six months ended June 30, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
82,946	Equals	$3.99		$3.45 to $4.04	$0.40
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

82,946	Equals	$3.99		$3.45 to $4.04	$0.40

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit was $540,188 and $561,228 for the six months ended June 30, 2007 and 2006, respectively.

Significant components of the Company’s net deferred income tax assets at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Deferred income tax assets

Net operating loss carryforward	$2,514,641	$1,667,592
Option compensation	277,012	205,057

Gross deferred income tax asset	2,791,653	1,872,649
Valuation allowance	(275,726)	(204,005)
	2,515,927	1,668,644
Deferred income tax liabilities

Property, plant & equipment	1,286	1,052
Acquisition related liabilities	53,674,487	2,527,923

Net deferred income tax liability	$51,159,846	$860,331

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

11.	INCOME TAXES (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

12.	COMMITMENTS AND CONTINGENCIES (continued)

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

13.	CONCENTRATION OF CREDIT RISK

Financial instruments that potential subject the Company to concentration of credit risk consist of cash investments.  The Company places its temporary cash investments with one financial institution.  Cash accounts at the financial institution are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

14.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2007, the Company purchased services from one major vendor, Talson Corporation, that exceeded more than 10% of total purchases and amounted to approximately $552,000.

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

For the six months ended June 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $180,000 and $51,046, respectively. At June 30, 2007, the Company had an outstanding balance due to NMC of $20,053.

For the three months ended June 30, 2007, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $30,271, respectively.

16.	SUBSEQUENT EVENT – WARRANT EXERCISE

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

17.	RESTATEMENT

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

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in an increase in recorded purchase consideration of $9,297,686, including an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project increased by $14,925,422.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

17.	RESTATEMENT (continued)

Discontinued operations

The consolidated unaudited statement of operation for the period from January 14, 2000 (date of inception) through June 30, 2007 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations. On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

The following table summarizes the consolidated balance sheet of the Company as of June 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
June 30, 2007	As Reported	Adjustments		As Restated

Property and equipment, net	$1,432,486	$66,852	a	$1,499,338
Mineral properties	127,134	12,575,124	b	12,702,258
Slag project	111,469,191	9,297,686	c	120,766,877
Total assets	134,310,154	21,939,662		156,249,816
VRIC payable, current portion – related party	680,000	(507,198)	c	172,802
Due to VRIC	6,400,000	(6,400,000)	c	-
VRIC payable, net of current portion –related party	2,817,404	(572,167)	c	2,245,237
Deferred tax liability	33,151,312	18,008,534	d	51,159,846
Total liabilities	44,418,955	13,438,986		54,948,124
Additional paid-in capital	100,668,760	9,348,203	b,c	110,016,963
Accumulated other comprehensive loss	(121,606)	121,606	e	—
Accumulated deficit during exploration stage	(10,943,733)	1,940,684	e,f	(9,003,049)
Total stockholders' equity	89,891,199	11,410,493		101,301,692
Total liabilities and stockholders' equity	$134,310,154	$21,939,662		$156,249,816

The following tables summarize the consolidated statements of operations for the three months ended June 30, 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended June 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$986,731	$(44)	g	$986,687
Loss from operations	(974,771)	(11,916)	h	(986,687)
Total other income (expense)	117,842	11,916	h	129,758
Income tax benefit	—	270,094	f	270,094
Net loss	$(856,929)	$270,094	f	$(586,835)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

17.	RESTATEMENT (continued)

The following tables summarize the consolidated statements of operations for the six months ended June 30, 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the six months ended June 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$1,708,279	$(44)	g	$1,708,235
Loss from operations	(1,688,699)	(19,536)	h	(1,708,235)
Total other income (expense)	151,740	19,536	h	171,276
Income tax benefit	—	540,188	f	540,188
Net loss	$(1,536,959)	$540,188	f	$(996,771)

The following table summarizes the consolidated statements of operations for the period from January 14, 2000 (Date of Inception) through June 30, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through June 30, 2007	As Reported	Adjustments		As Restated

Research and development	$1,900,095	$(1,900,095)	i	$—
General and administrative	4,720,005	(1,621,355)	j	3,098,650
Depreciation	256,676	(235,174)	k	21,502
Impairment loss on intangible assets	173,234	(173,234)	l	—
Impairment loss on property and equipment	86,683	(86,683)	m	—
Interest expense, net	300,044	(300,000)	n	44
Total operating expenses	11,482,676	(4,316,585)	o,g	7,166,091
Loss from operations	(11,463,096)	4,347,005	o,h	(7,116,091)
Other income	282,142	(282,142)	p	—
Total other income (expense)	506,526	262,606	p,h	243,920
Loss before income taxes	(10,956,570)	4,034,399	r,e	(6,922,171)
Income tax benefit	12,837	2,049,453	q,f	2,062,290
Net loss	(10,943,733)	1,940,684	e,f	(9,003,049)
Foreign currency translation adjustment	(121,606)	121,606	e	—
Loss from discontinued operations	$—	$(4,143,168)	r	$(4,143,168)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

17.	RESTATEMENT (continued)

    The restatement adjustments are as follows:

a.	Restate for capitalization of interest related to deferred purchase liability.
b.
Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share, 1,400,000 on July 27, 2006 at the market value of $2.20 per share and 1,400,000 shares at $3.22 per share on June 29, 2007 on the date of issuance.  The resulting estimated future income tax liability associated with the temporary differences between the tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

c.	Restate for revision of the acquisition accounting related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
d.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
e.	Reclassify accumulated other comprehensive loss prior to 2005 from a biotechnology research and development business as discontinued operations.
f.	Restate for deferred income tax benefit related to mineral property acquisitions.
g.	Reclassify interest expense from operating expenses to other income (expense).
h.	Reclassify rental revenue and interest expense from operations to other income (expense).
i.	Reclassify research and development expense incurred prior to 2005 as discontinued operations.
j.	Reclassify general and administrative expense incurred prior to 2005 as discontinued operations.
k.	Reclassify depreciation expense incurred prior to 2005 as discontinued operations.
l.	Reclassify impairment loss on intangible assets incurred prior to 2005 as discontinued operations.
m.	Reclassify impairment loss on property and equipment incurred prior to 2005 as discontinued operations.
n.	Reclassify interest expense incurred prior to 2005 as discontinued operations.
o.	Reclassify operating expenses incurred prior to 2005 as discontinued operations.
p.	Reclassify other income earned prior to 2005 as discontinued operations.
q.	Reclassify income tax benefit prior to 2005 as discontinued operations.
r.	Reclassify net losses prior to 2005 as discontinued operations.

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

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations.  On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania.  Our consolidated statement of operations for the period from inception to June 30, 2007 has been restated to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.

The consolidated statement of operation for the period from January 14, 2000 (date of inception) through June 30, 2007 has been restated to reclassify net losses prior to January 1, 2005 as discontinued operations.  On February 10, 2005, we announced that we were changing our business from biotechnology to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations.

In addition, we initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134.  The Searchlight Gold Project mineral properties have been restated in the financial statements included in this report to reflect payments made by issuance of 1,400,000 shares at $0.35 on July 7, 2005, 1,400,000 shares at $2.20 on July 27, 2006 and 1,400,000 shares at $3.22 on June 29, 2007 at the market values on the dates of issuance.  The restatement to the balance sheet at June 30, 2007 had the impact of increasing stockholders equity by $8,038,000 and the mineral asset by $12,575,124.  The impact to the statement of operations reflects an income tax benefit obtained of $540,188.

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

•
amounts recorded for the Searchlight Gold Project on our consolidated balance sheets have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project and the related impact of the computation of the deferred future income tax liability and state income tax liability.

•
our consolidated statement of operations for the period from inception to June 30, 2007 has been restated to reflect the computation of the tax benefits related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project and the Searchlight Gold Project.  There was no other impact on the results of operations.

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

Tonnage Estimate
Slag Pile	(million tons)
East	19.86
West	0.34
Total Volume	20.20

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

We recorded a net loss of $996,771 for the six months ended June 30, 2007 and have an accumulated deficit of $9,003,049 since inception.  As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.  See “Future Financings”, below.

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(restated)			(restated)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating	(986,731)	(1,064,487)	7.3%	(1,708,235)	(1,692,475)	1.0%
Expenses
Other income (expense)	129,758	(4,398)	3,050.4%	171,276	(4,398)	3.994.4%
Income tax benefit	270,094	280,614	(3.8)%	540,188	561,228	(3.7)%

Net Loss	$(586,835)	$(788,271)	(25.6)%	$(996,771)	$(1,135,645)	(12.2)%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the quarter ended June 30, 2007.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

Our operating expenses for the quarters ended June 30, 2007 and June 30, 2006 are outlined in the table below:

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(restated)			(restated)
Mining exploration and evaluation	$163,676	$497,046	(67.1)%	$458,984	$775,388	(40.8)%
Mining exploration and evaluation – related party	90,000	123,750	(27.3)%	180,000	247,500	(27.3)%
General and administrative	721,558	441,518	63.4%	1,055,008	666,621	58.3%
Depreciation	11,453	2,173	427.1%	14,243	2,966	380.2%

Total Operating Expenses	$986,687	$1,064,487	(7.3)%	$1,708,235	$1,692,475	1.0%

Operating expenses for the six months ended June 30, 2007 increased by 1% as compared to the comparative period in 2006 primarily as a result of increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania International, Inc., the completion of our equity financings and the preparation of our Registration Statement on Form SB-2.

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

Liquidity and Financial Condition

Working Capital
			Percentage
	At June 30, 2007	At December 31, 2006	Increase / (Decrease)
	(restated)
Current Assets	$11,882,153	$3,790,483	213.5%
Current Liabilities	(1,467,104)	(1,583,306)	428.9%
Working Capital	$10,415,049	$2,207,177	371.9%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(restated)
Cash Flows used in Operating Activities	$(1,817,934)	$(1,433,113)
Cash Flows used in Investing Activities	$(11,068,510)	$(20,202)
Cash Flows provided by Financing Activities	$20,868,099	$6,256,376
Net Increase in Cash During Period	$7,981,655	$4,803,061

Property and Equipment. Property and equipment increased by $1,469,151 during the six month period ended June 30, 2007. The increase was primarily due to site improvement and equipment at the Clarkdale Slag Project.

Working Capital. The increase in our working capital surplus from $2,207,177 as at December 31, 2006 as compared to a working capital surplus of $10,415,049 as at June 30, 2007 was primarily due to the increase in cash flows from financing activities of $20,868,099 from private placements of our securities completed during the six months ended June 30, 2007.

Income Tax Liability. Included in long term liabilities in the accompanying consolidated financials statements is a balance of $51,159,846 for deferred tax liability relating to the Clarkdale Slag Project and the Searchlight Gold Project.  Deferred income tax liability was recorded on excess of fair market value acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.  As of June 30, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $6,152,146 and $4,764,549, respectively for federal income taxes.  The net operating loss carryforwards expire between 2025 and 2027.

Equity Compensation. On April 30, 2007, we adopted our 2007 Stock Option Plan (the "2007 Plan"). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock that may be granted to our employees, officers, directors, and eligible consultants. As of June 30, 2007 7,246 options have been granted under the 2007 with an exercise price of $3.45 per share.  The options are fully vested and expire on June 15, 2009.  During the six months ended June 30, 2007 we issued under our 2006 Stock Option Plan options to acquire 75,700 shares of common stock to three of our executive officers and an employee with an exercise price of $4.04 per share.  The options are fully vested and expire on February 16, 2012. Compensation expense for the six months ended June 30, 2007 related to granting of stock options was $143,103.

Future Financings

Our plan of operation calls for significant expenses in connection with our Clarkdale Slag Project and Searchlight Gold Project.  We recorded a net  loss of $996,771 for the six months ended June 30, 2007 and have an accumulated deficit of $9,003,049 since inception.  As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to seek additional financing to meet our planned expenditures.

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

Impairment of long-lived assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2007 exploration is progressing in accordance with our plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Exploration Costs

Mineral exploration costs are expensed as incurred.

Capitalized interest cost

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

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Claims and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing.  We recorded a net loss of $996,771 for the six months ended June 30, 2007 and have an accumulated deficit of $9,003,049 as at June 30, 2007.  As at June 30, 2007 we had cash of $11,665,903 and for the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $26,650,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended June 30, 2007, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of June 30, 2007, management considered the impact of the restatement to our interim financial statements for the six month period ended June 30, 2007, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  represented material weaknesses in our disclosure controls and procedures as of June 30, 2007.  Such complex transactions included:

•	capital asset acquisitions; and

•	accounting for income taxes.

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the 2007 acquisition of Transylvania, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the share issuances made to acquire the Searchlight Claims, the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, the acquisition of the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

Changes in Internal Controls over Financial Reporting

Based on the reevaluation as described above, our management concluded in prior periods starting with March 31, 2005, the lack of adequate additional support staff represented a material weakness in our disclosure controls and procedures.  In April 2007, we remediated this weakness by obtaining access to and utilizing additional support staff under the direct supervision of our Chief Financial Officer.

In addition, subsequent to the period we remediated the weakness of management’s failure to consult an outside expert in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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