Form 10-Q/A
period 2007-09-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
TO
Form 10-QSB
ON
Form 10-Q/A

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232244 (I.R.S. Employer Identification No.)

#120 - 2441 West Horizon Ridge Pkwy. Henderson, Nevada (Address of principal executive offices)	89052 (Zip code)

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-QSB for the three months ended September 30, 2007 (the “2007 Third Quarter 10-QSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, and the period from January 14, 2000 (date of inception) through September 30, 2007.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

This Form 10-Q/A sets forth the 2007 Third Quarter Form 10-QSB in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2007 Third Quarter Form 10-QSB.

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the 2007 Third Quarter 10-QSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2007 Third Quarter 10-QSB.  This Form 10-Q/A does not describe events occurring after the 2007 Third Quarter 10-QSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2007 Third Quarter 10-QSB.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2007 Third Quarter 10-QSB, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (RESTATED)

	September 30, 2007	December 31, 2006
	(restated)
ASSETS

Current assets
Cash	$8,833,969	$3,684,248
Prepaid expenses	305,428	106,235

Total current assets	9,139,397	3,790,483

Property and equipment, net	3,561,313	30,187
Mineral properties	12,702,258	5,431,290
Slag project	120,766,877	-
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Reclamation bond and deposits	183,000	183,040
Joint venture and merger option agreements	-	2,808,481

Total non-current assets	146,429,598	8,452,998

Total assets	$155,568,995	$12,243,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$797,179	$888,651
Accounts payable - related party	43,017	311,863
Capital lease payable, current portion	22,729	-
Loan payable - related party	382,792	382,792
VRIC payable, current portion - related party	176,281	-

Total current liabilities	1,421,998	1,583,306

Long-term liabilities
VRIC payable, net of current portion - related party	2,199,840	-
Capital lease payable, net of current portion	70,160	-
Deferred tax liability	50,889,750	860,331

Total long-term liabilities	53,159,750	860,331

Total liabilities	54,581,748	2,443,637

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 91,377,827 and 67,231,000 shares,
respectively, issued and outstanding	93,178	67,231
Additional paid-in capital	110,277,875	17,738,891
Common stock subscribed	43,000	-
Accumulated deficit during exploration stage	(9,426,806)	(8,006,278)

Total stockholders' equity	100,987,247	9,799,844

Total liabilities and stockholders' equity	$155,568,995	$12,243,481

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (RESTATED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(restated)		(restated)		(restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	199,961	518,476	810,539	1,293,864	3,722,494
Mineral exploration and evaluation
expenses - related party	90,000	123,750	270,000	371,250	765,000
General and administrative	471,209	231,304	1,374,668	897,925	3,418,310
General and administrative - related party	23,017	-	23,017	-	23,017
Depreciation	11,710	1,651	25,952	4,617	33,211

Total operating expenses	795,897	875,181	2,504,176	2,567,656	7,962,032

Loss from operations	(795,897)	(875,181)	(2,504,176)	(2,567,656)	(7,962,032)

Other income (expense)
Rental revenue	8,515	-	28,095	-	28,095
Loss on equipment disposition	-	-	-	(4,398)	(4,388)
Interest and dividend income	94,580	24,106	246,320	24,106	323,352
Interest expense, net	(1,049)	-	(1,049)	-	(1,049)

Total other income (expense)	102,046	24,106	273,366	19,708	346,010

Loss before income taxes	(693,851)	(851,075)	(2,230,810)	(2,547,948)	(7,616,022)

Income tax benefit	270,094	280,614	810,282	841,842	2,332,384

Loss from continuing operations	(423,757)	(570,461)	(1,420,528)	(1,706,106)	(5,283,638)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(423,757)	$(570,461)	$(1,420,528)	$(1,706,106)	$(9,426,806)

Loss per common share - basic and diluted
Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding -
Basic and diluted	93,003,914	66,820,130	84,427,516	60,338,392

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED) (RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-		(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature
associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	12,583	-	-	-

Amortization of deferred
compensation	-	-	-	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,471,559	-	(3,563,432)	(985,769)

Amortization of deferred
compensation	-	-	-	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	-	-	133,062	-	-	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants
in consideration of joint venture
option	-	-	1,310,204	-	-	1,310,204

Issuance of common stock
for 20 mining claims	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

See Accompanying Notes to these Consolidated Financial Statements

Accumulated
			Common	Deficit During	Total
Common Stock		Additional	Stock	Exploration	Stockholders'
Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for
120,000 shares of common stock
to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for
500,000 shares of common stock
to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for
100,000 shares of common stock
to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for
100,000 shares of common stock
to officer for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock to
officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for
50,000 shares of common stock
to employee for recruitment
amortized over vesting period.	-	-	1,309	-	-	1,309

Issuance of common stock
for mining claims	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for
82,946 shares of common stock
to three officers and two employees	-	-	132,634	-	-	132,634

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued
to employees and officers over
vesting period	-	-	11,781	-	-	11,781

Issuance of common stock
for mining claims	1,400,000	1,400	4,506,600	-	-	4,508,000

Issuance of common stock
related to exercise of warrants	400,000	400	259,600	-	-	260,000

Common stock subscribed for
exercise of warrants	-	-	-	25,000	-	25,000

Common stock subscribed for
directors' compensation	-	-	-	18,000	-	18,000

Net loss September 30, 2007 (restated)	-	-	-	-	(1,420,528)	(1,420,528)

Balance, September 30, 2007 (restated)	93,177,827	$93,178	$110,277,875	$43,000	$(9,426,806)	$100,987,247

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2007	September 30, 2006	September 30, 2007
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,420,528)	$(1,706,106)	$(9,426,806)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(1,420,528)	(1,706,106)	(5,283,638)

Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation	25,946	4,617	33,205
Stock based expenses	162,415	281,240	851,291
Loss on disposition of fixed assets	-	4,398	5,737
Amortization of prepaid expense	26,453	-	26,453
Changes in operating assets and liabilities:
Other current assets	(225,606)	(20,212)	(331,841)
Other assets	-	-	(183,040)
Accounts payable and accrued liabilities	(360,319)	28,369	83,033
Deferred income taxes	(810,282)	(841,842)	(2,332,384)

Net cash used in operating activities	(2,601,921)	(2,249,536)	(7,131,184)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Capitalized interest	(114,934)	-	(114,934)
Purchase of property and equipment	(3,016,149)	(25,291)	(3,057,982)

Net cash used in investing activities	(13,161,188)	(25,291)	(14,180,155)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	21,713,817	6,271,376	30,676,000
Stock issuance costs	(677,570)	-	(677,570)
Principal payments on capital lease payable	(23,351)	-	(23,351)
Principal payments on deferred purchase liability	(125,066)	-	(125,066)
Proceeds/payments on loan payable	-	(15,000)	-
Proceeds from subscribed stock	25,000	-	295,000

Net cash provided by financing activities	20,912,830	6,256,376	30,145,013
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	5,149,721	3,981,549	8,833,969

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$8,833,969	$4,687,405	$8,833,969

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$1,049	$-	$51,800

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Stock and options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$4,508,000	$3,080,000	$8,078,000

Assets acquired for liabilities incurred in the acquisition	$2,501,187	$-	$2,501,187

Net deferred tax liability assumed	$50,839,702	$1,614,147	$53,584,304

Merger option payment applied to the acquisition	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments, except as described in Note 16) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006.

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

Going concern - The Company incurred cumulative net losses of $9,426,806 from operations as of September 30, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Company capitalizes acquisition and option costs of mineral rights as tangible assets in accordance with Emerging Issues Task Force abstract 04-02 (“EITF 04-02”), “Whether Mineral Rights Are Tangible or Intangible Assets and Related Issues”.  Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.  If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $114,934 and $0 for the nine months ended September 30, 2007 and 2006, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2007 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the guidance of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,434,718 and 24,847,626, respectively.

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

New accounting pronouncements – In September 2007, the FASB published Proposed FSP No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method.  FSP No. APB 14-a is effective for the Company’s fiscal year beginning January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the impact that Proposed FSP may have on the financial position, results of operations or cash flows of the Company.

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

Correction of an error

Searchlight Mining Claims – (See Note 4) – The Company restated the Searchlight Mining Claims as of September 30, 2007. The restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

Clarkdale Slag Project – (See Note 3) – The Company restated the Clarkdale Slag Project as of September 30, 2007. The Company has determined that the acquisition should be accounted for using the accounting treatment defined in EITF 98-03 and EITF 98-11, together with applicable sections of SFAS 141 which are not covered in EITF 98-03 and EITF 98-11.  The Company’s initial and continuing estimates of probability with respect to certain contingent payment terms were in error.  The company determined that certain terms with respect to future payments should have been recorded as contingent consideration and not recorded as purchase consideration with a corresponding liability. In accordance with SFAS 141, contingent consideration should only be recorded as a liability if it is determinable beyond a reasonable doubt. In assessing the future payments related to the acquisition, the Company determined that treatment of the terms as beyond a reasonable doubt was not appropriate. As a result, the amounts previously recorded as a liability have now been disclosed as contingent consideration.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Furniture and fixtures	$34,094	$15,600
Lab equipment	2,804	2,804
Computers and equipment	31,268	17,788
Income property	309,750	—
Capitalized interest	114,934	—
Construction in progress	2,943,039	—
Vehicles	38,175	—
Site equipment	119,203	—

	3,593,267	36,192
Less accumulated depreciation	31,954	6,005

	$3,561,313	$30,187

Depreciation expense was $25,952 and $4,617 for the nine months ended September 30, 2007 and 2006, respectively.

3.    CLARKDALE SLAG PROJECT – AS RESTATED (See Note 16)

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
(UNAUDITED) (RESTATED)

3.   CLARKDALE SLAG PROJECT – AS RESTATED (See Note 16) (continued)

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

3.   CLARKDALE SLAG PROJECT – AS RESTATED (See Note 16) (continued)

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

The following table reflects the recorded purchase consideration for the Slag Project:

	As Reported	Restatement Adjustments		As Restated
Purchase price:
Cash payments	$10,100,000	$—		$10,100,000
Joint venture option acquired in 2005 for cash	690,000	—		690,000
Warrants issued in 2005 for joint venture option	—	1,918,481	a	1,918,481
Common stock issued	66,879,375	-		66,879,375
Monthly payments, current portion	395,001	(227,174)	b	167,827
Monthly payments, net of current portion	3,252,403	(919,043)	b	2,333,360
Due to VRIC	6,400,000	(6,400,000)	b	—
Acquisition costs	127,000	—		127,000

Total purchase price	87,843,779	(5,627,736)		82,216,043

Net deferred income tax liability assumed - slag project	37,275,716	10,801,018	c	48,076,734

	$125,119,495	$5,173,282	d	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (See Note 16) (continued)

The restatement adjustments are as follows:

a.
Restate valuation of warrants issued using the Binomial Lattice option pricing-model, as explained in Note 9, in connection with the Clarkdale Slag Project option of $1,918,481 (comprising of related deferred tax liability assumed of $608,277 and an increase to stockholders’ equity of $1,310,204) which was computed based on the private placement stock price at the time the warrants were issued.

b.	Restate for revision of the acquisition related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
c.	Recomputation of deferred tax liability assumed in mineral property acquisition for effect of restated acquisition costs discussed in items a and b above.
d.	Overall restatement impact on the Clarkdale Slag Project.

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:	As Reported	Restatement Adjustments		As Restated
Slag project (including net deferred tax liability assumed of $48,076,734)	$115,593,595	$5,173,282	d	$120,766,877
Land - slag pile site	5,916,150	—		5,916,150
Land	3,300,000	—		3,300,000
Income property and improvements	309,750	—		309,750

Total	$125,119,495	$5,173,282		$130,292,777

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

As of September 30, 2007, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims. At September 30, 2007 mineral properties balance was $12,702,258.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2007, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Reported	Adjustments		As Restated

Cash and shares issuance to obtain mineral properties, July 7, 2005	$127,134	$450,000	a	$577,134
Net deferred income tax liability assumed	—	242,308	b	242,308

Mineral properties balance, December 31, 2005	127,134	692,308		819,442

Share issuance to obtain mineral properties, July 27, 2006	3,080,000	—		3,080,000
Net deferred income tax liability assumed	1,586,667	(54,819)	b	1,531,848

Mineral properties balance, December 31, 2006	4,793,801	637,489		5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000	—		4,508,000
Net deferred income tax liability assumed	2,322,303	440,665	b	2,762,968

Mineral properties balance, September 30, 2007	$11,624,104	$1,078,154		$12,702,258

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED (See Note 16) (continued)

The restatement adjustments are as follows:

a.	Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share on the date of issuance.
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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending September 30,

2008	$176,281
2009	190,912
2010	206,758
2011	223,919
2012	242,504
Thereafter	1,335,747

2,376,121

VRIC payable, current portion	176,281

VRIC payable, net of current portion	$2,199,840

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 12.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

7.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. Capital lease payable consisted of the following at September 30, and December 31,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	2007	2006
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$92,889	$—

					92,889	—
Capital lease payable, current portion					(22,729)	—

Capital lease payable, net of current portion					$70,160	$—

The following table represents future minimum lease payments on capital lease payable for the nine months ending September 30,

2008	$26,401
2009	26,401
2010	26,401
2011	22,001
Thereafter	—

Total future minimum lease payments	$101,204
Imputed interest	(8,315)

Present value of future minimum lease payments	$92,889

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at September 30, and December 31,

	2007	2006

Site Equipment	$116,239	$—
Accumulated amortization	(11,301)	—

	$104,938	$—

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

b)
On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25. As of September 30, 2007, the transaction is recorded as common stock subscribed pending execution of documents and issuance of shares.

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

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2007

Dividend yield	—
Expected volatility	76.6%
Risk-free interest rate	4.56% to 4.68%
Expected life (years)	2 to 4.25

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

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	3,922,204	$4.49
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(400,000)	$0.65

Balance, September 30, 2007	23,682,204	$1.17

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit was $810,282 and $841,842 for the nine months ended September 30, 2007 and 2006, respectively.

Significant components of the Company’s net deferred income tax assets at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Deferred income tax assets

Net operating loss carryforward	$2,782,051	$1,667,592
Option compensation	284,351	205,057

Gross deferred income tax asset	3,066,402	1,872,649
Valuation allowance	(282,865)	(204,005)
	2,783,537	1,668,644
Deferred income tax liabilities

Property, plant & equipment	1,486	1,052
Acquisition related liabilities	53,671,801	2,527,923

Net deferred income tax liability	$50,889,750	$860,331

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

Purchase consideration Clarkdale Slag Project - In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional contingent payments.  The acquisition agreement contains payment terms which are based on the Project Funding Date as defined in the agreement:

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

For the nine months ended September 30, 2007, the Company purchased services from one major vendor, Talson Corporation, that exceeded more than 10% of total purchases and amounted to approximately $1,496,233.

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

During the nine months ended September 30, 2007, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $21,873 and $1,144, respectively, for the three and nine months ended September 30, 2007. At September 30, 2007, the Company had an outstanding balance due to CMOW of $23,017.

16.	RESTATEMENT

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

Clarkdale Slag Project – The Company determined the that acquisition accounting methods used in prior periods to record the purchase accounting for the Slag Project were not appropriate with respect to contingent consideration and has restated the purchase accounting to reflect the acquisition terms with respect to future payments related to the acquisition and with respect to warrants issued in connection with the assignment of the original Slag Project option.

The adjustments include revision of the acquisition accounting related to payment terms and conditions contained in the agreement which resulted in an increase in recorded purchase consideration of $5,173,282, including an increase of the recorded purchase consideration related to warrants issued in connection with the option assignment on the project of $1,918,481 which was computed based on stock price at the time the warrants were issued. The related deferred tax liability assumed for the acquisition of the project increased by $10,801,018.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

16.	RESTATEMENT (continued)

The following table summarizes the consolidated balance sheet of the Company as of September 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
September 30, 2007	As Reported	Adjustments		As Restated

Property and equipment, net	$3,446,379	$114,934	a	$3,561,313
Mineral properties	11,624,104	1,078,154	b	12,702,258
Slag project	115,593,595	5,173,282	c	120,766,877
Total assets	149,202,625	6,366,252		155,568,995
VRIC payable, current portion – related party	590,000	(413,719)	c	176,281
Due to VRIC	6,400,000	(6,400,000)	c	—
VRIC payable, net of current portion –related party	2,817,404	(617,564)	c	2,199,840
Deferred tax liability	41,184,686	9,705,064	d	50,889,750
Total liabilities	44,072,250	10,509,498		54,581,748
Additional paid-in capital	108,517,671	1,760,204	b,c	110,277,875
Accumulated deficit during exploration stage	(11,759,190)	2,332,384	e	(9,426,806)
Total stockholders' equity	96,894,659	4,092,678		100,987,247
Total liabilities and stockholders' equity	$149,202,625	6,366,252		$155,568,995

The following tables summarize the consolidated statements of operations for the three months ended September 30, 2007 and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended September 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$796,946	$(1,049)	f	$795,897
Loss from operations	(788,431)	(7,466)	g	(795,897)
Total other income (expense)	94,580	7,466	g	102,046
Income tax benefit	—	270,094	e	270,094
Net loss	$(693,851)	$270,094	e	$(423,757)

The following tables summarize the consolidated statements of operations for the nine months ended September 30, 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the nine months ended September 30, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$2,505,225	$(1,049)	f	$2,504,176
Loss from operations	(2,477,130)	(27,046)	g	(2,504,176)
Total other income (expense)	246,320	27,046	g	273,366
Income tax benefit	—	810,282	e	810,282
Net loss	$(2,230,810)	$810,282	e	$(1,420,528)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (RESTATED)

16.	RESTATEMENT (continued)

The following table summarizes the consolidated statements of operations for the period from January 14, 2000 (Date of Inception) through September 30, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through September 30, 2007	As Reported	Adjustments		As Restated

General and administrative	$3,297,602	$120,708	h	$3,418,310
Total operating expenses	7,842,373	119,659	f,h	7,962,032
Loss from operations	(7,814,278)	(147,754)	g,h	(7,962,032)
Total other income (expense)	318,964	27,046	g	346,010
Loss before income taxes	(7,495,314)	(120,708)	h	(7,616,022)
Income tax benefit	—	2,332,384	e	2,332,384
Loss from continuing operations	(7,495,314)	2,211,676	e,h	(5,283,638)
Loss from discontinued operations	(4,263,876)	120,708	h	(4,143,168)
Net loss	$(11,759,190)	$2,332,384	e	$(9,426,806)

The restatements had no impact on the Company’s cash or cash flows.

The restatement adjustments are as follows:

a.	Restate for capitalization of interest related to deferred purchase liability.
b.
Restate issuance of 1,400,000 shares to obtain mineral properties on July 7, 2005 at the market value of $0.35 per share.  The resulting estimated future income tax liability associated with the temporary differences between the tax basis and acquisition value was applied to the mineral asset in the absence of there being a goodwill component associated with the transaction.

c.	Restate for revision of the acquisition accounting related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
d.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Reclassify interest expense from operating expenses to other income (expense).
g.	Reclassify rental revenue and interest expense from operations to other income (expense).
h.	Reclassify foreign currency translation adjustment for the period ended March 31, 2006 from general and administrative expense as discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company restated the Searchlight Mining Claims as of September 30, 2007. The restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue .

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

•
our consolidated statement of operations for the period from inception to September 30, 2007 has been restated to reflect the recomputation of the tax benefits related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project.  There was no other impact on the results of operations.

During the second quarter of 2008, we determined that the acquisition accounting method used in prior periods to record the purchase accounting for the Clarkdale Slag Project was not appropriate for the 2007 acquisition of Transylvania.  The adjustments included revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement.  The overall recorded acquisition purchase consideration increased by $5,173,282 with a corresponding reduction in recorded liabilities of $7,546,217.  The recorded liabilities were adjusted, as follows:

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

2.  On August 20, 2007, we reported the results of additional metallurgical testing conducted by our independent mining consultants, Arrakis, Inc. ("Arrakis"), on chain-of-custody samples collected from the Searchlight Gold Project.  We had engaged Arrakis to perform this additional testing following the tests completed by them in early 2007, the results of which were reported by us on January 29, 2007.. The test results received in January, 2007 had indicated that autoclave processing would be a reliable and consistent method of extraction.  To test other processing/extraction methods, Arrakis obtained additional chain-of-custody samples from the Searchlight Gold Project and conducted tests using various metallurgical methods, including mineral and organic acid leaching combined with appropriate oxidizers, cyanide leaching, and autoclave leaching using chloride based lixiviant. Gravity concentration was also examined to upgrade the feed prior to leaching.  Based on the results of these additional tests, Arrakis concluded that autoclave processing, while more capital intensive than the alternative methods tested, produced the most reliable and consistent results on the materials extracted from the Searchlight Gold Project, and was likely the most suitable to commercial sized production scales.  Readers are cautioned that we have not yet established any proven or probable mineral reserves on the Searchlight Gold Project, and there are no assurances that we will be able to do so in the future.  We are still in the process of conducting our exploration program for the Searchlight Gold Project as well as continuing bench and pilot testing to optimize gold recovery into solution and extraction of the gold from the pregnant solution.

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

We recorded a net loss of $1,420,528 for the nine months ended September 30, 2007 and have an accumulated deficit of $9,426,806 since inception.  As at September 30, 2007, we had cash reserves in the amount of $8,833,969.  This is less than the $23,100,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations.  Accordingly, we expect that we will need to obtain additional financing in the near future.  See “Future Financings,” below.

RESULTS OF OPERATIONS

Restatements

We have restated certain items on our consolidated balance sheets and statements of operations.  On our consolidated balance sheets: (i) mineral properties have been restated to include the market value of certain shares issued by us under the terms of our option agreements for the mineral claims making up the Searchlight Gold Project; and (ii) the Clarkdale Slag Project has been restated to include deferred future income tax liability and state income tax liability in connection with our acquisition of Transylvania International, Inc. (“TI”).  A description of the restatements made to our financial statements is provided at Note 16 to the consolidated financial statements for the period ended September 30, 2007 included with this Quarterly Report on Form 10-Q/A.

Third Quarter and Nine Months Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(restated)			(restated)
Revenue	$-	-	n/a	$-	-	n/a
Operating	(795,897)	(875,181)	(9.1)%	(2,504,176)	(2,567,656)	(2.5)%
Expenses
Other Income (expense)	102,046	24,106	323.3%	273,366	19,708	1287.1%
Income Tax Benefit	270,094	280,614	(3.7)%	810,282	841,842	(3.7)%

Net Loss	$(423,757)	$(570,461)	(25.7)%	$(1,420,528)	$(1,706,106)	(16.7)%

Revenue

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

Operating Expenses

Our operating expenses for the quarters and six months ended September 30, 2007 and 2006 are outlined in the table below:

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(restated)			(restated)
Mineral exploration and evaluation	$199,961	$518,476	(61.4)%	$810,539	$1,293,864	(37.4)%
Mineral exploration and evaluation – related party	90,000	123,750	(27.3)%	270,000	371,250	(27.3)%
General and administrative	471,209	231,304	103.7%	1,374,668	897,925	53.1%
General and administrative – related party	23,017	-	n/a	23,017	-	n/a
Depreciation	11,710	1,651	609.3%	25,952	4,617	462.1%

Total Operating Expenses	$795,897	$875,181	(9.1)%	$2,504,176	$2,567,656	(2.5)%

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

Liquidity and Financial Condition

Working Capital
			Percentage
	At September 30, 2007	At December 31, 2006	Increase / (Decrease)
	(restated)
Current Assets	$9,139,397	$3,790,483	141.1%
Current Liabilities	(1,421,998)	(1,583,306)	(10.2)%
Working Capital	$7,717,399	$2,207,177	249.7%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(restated)
Cash Flows used in Operating Activities	$(2,601,921)	$(2,249,536)
Cash Flows used in Investing Activities	(13,161,188)	(25,291)
Cash Flows provided by Financing Activities	20,912,830	6,256,376
Net Increase in Cash During Period	$5,149,721	$3,981,549

Working Capital. The increase  in our working capital surplus from $2,207,177 as at December 31, 2006 to $7,717,399 as at September 30, 2007 was primarily due to proceeds from private placement of our securities in the amount of $21,713,817 during the nine months period ended September 30, 2007.

Property and Equipment. Property and equipment increased by $3,531,126 during the nine months period ended September 30, 2007.  The increase was primarily due to site improvement and equipment purchases at the Clarkdale Slag Project site.

Income Tax Liability. Included in long term liabilities in the accompanying restated consolidated financials statements is a balance of $50,889,750 for deferred tax liability relating to the Clarkdale Slag Project and the Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.  As of September 30, 2007 and December 31, 2006, we had net operating loss carryforwards of approximately $6,821,800 and $4,764,549, respectively for federal income taxes.  The net operating loss carryforwards expire between 2025 and 2027.

Future Financings

We recorded a net loss of $1,420,528 for the nine months ended September 30, 2007 and have an accumulated deficit of $9,426,806 since inception. As at September 30, 2007 we had cash reserves in the amount of $8,833,969.  This is less than the $23,100,000 that our management anticipates spending on our exploration and development programs and the anticipated costs associated with our continuing operations.  Accordingly, we expect that we will need to obtain additional financing in the near future.

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

Impairment of long-lived assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2007 exploration is progressing in accordance with our plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Our plan of operation calls for significant expenses in connection with the exploration of the Searchlight Gold Project and drilling and sampling activities on the Clarkdale Slag Project which will require us to obtain additional financing.  We recorded a net loss of $1,420,528 for the nine months ended September 30, 2007 and have an accumulated deficit of $9,426,806 as at September 30, 2007.  As at September 30, 2007, we had cash reserves totaling $8,833,969.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration program and our continued operations will be $23,100,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve months and will need to obtain further financing to fund our operations.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Quarterly Report for the period ended September 30, 2007, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our disclosure controls and procedures were effective as of September 30, 2007, management considered the impact of the restatement to our interim financial statements for the nine month period ended September 30, 2007, as outlined in Item 2, as well as our control environment.

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

Based on the reevaluation, our management has concluded that management’s failure to consult an outside expert regarding the initial accounting for certain complex transactions  represented material weaknesses in our disclosure controls and procedures as of September 30, 2007.  Such complex transactions included:

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

Accordingly, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file is recorded, processed, and summarized within the appropriate periods.

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

On September 30, 2007, we issued 6,314 shares of our common stock to our non-management directors.  These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.85 per share, being the closing price of our common stock on September 28, 2007, the last trading day of the third quarter of 2007.  These securities were issued pursuant to Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Not applicable.

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