Form 10-K/A
period 2007-12-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-KSB for the twelve months ended December 31, 2007 (the “2007 10-KSB”) is being filed with the Securities and Exchange Commission (the “SEC”) to restate our consolidated financial statements as of December 31, 2007 and for the twelve months ended December 31, 2007, and 2006, and the period from January 14, 2000 (date of inception) through December 31, 2007.  In addition, we are concurrently filing Reports on Form 10-K/A to amend and restate our financial statements for the annual periods in fiscal years 2005 through 2006 and our consolidated financial statements for the annual periods in fiscal year 2007 and Reports on Form 10-Q/A to amend and restate our financial statements for the quarterly periods ended March 31, 2005 through September 30, 2005, March 31, 2006 through September 30, 2006, and our consolidated financial statements for the quarterly periods ended March 31, 2007 through September 30, 2007.

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

This Form 10-K/A sets forth the 2007 Form 10-KSB in its entirety.  This Form 10-K/A includes items that have been changed as a result of the restatement and the items that are unchanged from the 2005 First Quarter Form 10-QSB through the 2007 Third Quarter Form 10-QSB.  This Form 10-K/A also includes revisions and additional disclosures in response to comments from the SEC’s staff included in a series of comment letters from the staff to us with respect to our currently pending Registration Statement on Form S-/1/A (File No. 333-132929).

Other than the amending of the disclosures relating to the restatement and responding to the staff’s comments, no other modifications or updates have been made to the Original Form 10-KSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-KSB.  This Form 10-K/A does not describe events occurring after the Original Form 10-KSB (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-KSB.  Accordingly, this Form 10-K/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-KSB, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

Item 13 of Part III of this Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

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

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future.  Our net loss for the years ended December 31, 2007 and 2006 was $2,221,818 and $2,540,978, respectively.  As of December 31, 2007, we had an accumulated deficit of $10,228,096.  We cannot assure you that we will have profitable operations in the future.

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

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.  We retained Architecture Works Inc., an unaffiliated architectural firm, to perform the architecture work for the retrofitting of one of our existing structures at the Clarkdale site to house the proposed production module.  We then engaged Talson Corporation, an unaffiliated general contractor, to perform the construction work on the structure of the production module building, and additional site work in accordance with the site plan that was approved by the town of Clarkdale.  We also retained Cimetta Engineering and Construction Co., Inc., an unaffiliated engineering firm, to collaborate with Dr. Hewlett in the design, engineering and installation of the production module, which will include the combination of the equipment intended to be used within the proposed production module.  In February 2007, we moved our equipment from the Phoenix facility into an existing structure on the Clarkdale site, adjacent to the production module building, under the direction of Dr. Hewlett.

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

Estimate of Projected Expenditures

Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $4,722,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses.  In addition, as of December 31, 2007, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $4,600,710, including building construction, production module equipment (grinding, leaching, filtering, extraction and lab equipment), site improvements and administration equipment.  The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months (subject to funding availability, we also anticipate spending approximately $6,000,000 on Phase II of our Clarkdale Slag Project – preparation for expansion to 2,000 tons per day):

Work	Budget

1. Building Rehabilitation	$750,000

• Rehabilitation and retrofitting of existing building to house the production module
• Upgrading of services (electrical, plumbing, etc.) in and around module building

2. Production Module Assembly	$2,500,000

• Purchase and receive equipment for production module
• Engineer and assemble production module

3. Production Module Operation	$1,200,000

• Start-up and test module equipment
• Address start-up issues
• Optimize module operation

4. Feasibility Study	$500,000

• Third-party feasibility study performed on operating production module

5. Phase II – Preparation for Expansion to 2,000 tons per day	$6,000,000

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

Slag Pile	Volume Estimate (million cubic feet)	Tons in Millions	Au (opt)*	Ag( opt)*	Cu (%)	Zn (%)	Fe (%)
East	198.0	19.86	0.50	0.10	0.34	2.47	33.18
West	3.4	0.34	0.39	0.07	0.22	1.70	31.30
Combined	201.4	20.20	0.50	0.10	0.34	2.46	33.15

*opt    (ounces per ton)

Proposed Production Module

Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.

The flow sheet and equipment selection are planned for the initial production module, which is designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day.

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

We were granted a Class II Synthetic Air Quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for quarrying and metals recovery operations for the Clarkdale Slag Project.  A Class II permit is required because the ADEQ determined that our project is not a “major source” of air pollution after reviewing the description of our on-site activities, and the modeling done by us with the assistance of our consultant, an unaffiliated international engineering company, which shows the potential areas where the project could possibly emit substances into the air.  We received a “Synthetic” permit because we voluntarily worked with ADEQ to agree on limits of production that would assure that we would not exceed the acceptable limits of regulated air pollutants.  The agreement permits us to operate the demonstration module at a maximum capacity of 240 tons per day.  The Class II permit is the only air quality permit required for us to operate the demonstration module.  During the operation of the module, we intend to collect data to demonstrate the actual amount of air pollutants generated by each process that we use.  We also intend to prepare a computer model of those activities with the assistance of our consultant.  We then intend to submit that data to ADEQ in support of our full production module.

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
* opt (ounces per ton

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $2,221,818 and $2,540,978 for the years ended December 31, 2007 and 2006, respectively, and have incurred cumulative net losses from operations of $10,228,096 and $8,006,278, as of December 31, 2007 and 2006, respectively.  In addition, we had cash reserves of approximately $12,007,344 at December 31, 2007.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of ours and yours and we do not have any independent board members.

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals Corp., one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, we do not have any independent members of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

Although we do not have any independent directors, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  For purposes of this policy, a related person is:

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

Based on the restatements described above, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the three month period ended March 31, 2008, which resulted in the restatements described above.  Although management does not anticipate making any further restatements to the financial statements for subsequent periods, management believes that our weakness in internal controls continued during such periods.  Management has identified internal control deficiencies which, in management’s judgment, represent material weakness in internal control over financial reporting.  The control deficiencies generally relate to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles.  Such complex transactions include capital asset acquisitions and accounting for income taxes.

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

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2007 and the first quarter of 2008:

On December 12, 2007, we issued 100,000 shares of common stock from the exercise of warrants, at an exercise price of $0.65 per share, resulting in cash proceeds of $65,000.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On December 13, 2007, we issued 400,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

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

On December 31, 2007, we issued 6,428 shares of our common stock to our non-management directors.  These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.80 per share with respect to 6,428 shares, being the closing price of our common stock on December 31, 2007, the last trading day of the fourth quarter of 2007.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On January 30, 2008, we received gross proceeds of $2,528,500 and issued an aggregate of 3,890,000 shares of our common stock on the exercise of warrants we issued in January, 2006.  Each warrant entitled the holder to purchase one share of our common stock at a price of $0.65 per share on or before January 18, 2008.  The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to January 18, 2008 expiration date.  These securities were issued pursuant to the provisions of Regulation D and Regulation S of the Securities Act.

On February 7, 2008, we completed two concurrent private placement offerings for gross proceeds of $5,250,000 to non-US persons and to US accredited investors.  A total of 3,281,250 units were issued at a price of $1.60 per unit.  Each unit sold consisted of one share of our common stock and one-half of one share purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.40 per share for a period of two years from the date of issuance.  A total of 80,000 shares of our common stock were issued as commission to agents in connection with these offerings.  These securities were issued pursuant to the provisions of Regulation D and Regulation S of the Securities Act.

On March 31, 2008, we issued 5,340 shares of our common stock to our non-management directors.  These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $3.37 per share with respect to 5,340 shares, being the closing price of our common stock on March 31, 2008, the last trading day of the first quarter of 2008.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.         Management’s Discussion and Analysis or Plan of Operation

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

Clarkdale Slag Project

During 2007, we obtained full ownership of the Clarkdale Slag Project through a merger with the previous owners of the project, Transylvania International, Inc.  We believe that this transaction was a key strategic acquisition for us.  This acquisition followed in the footsteps from the encouraging results we obtained in 2006 from our drilling and bulk testing program under strict chain-of-custody performed by our independent engineers, Mountain States.  Following the closing of the acquisition, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment, as well as refurbishing an existing building on the project site that will be used to house the first production module.

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

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $10,950,000.  At January 31, 2008, we had cash reserves in the amount of approximately $17,849,000.

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

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	BUDGET

Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,000,000
Consulting Services	$2,000,000

SUBTOTAL	$5,000,000

Clarkdale Slag Project
· Building Rehabilitation	$750,000
Production Module Assembly	$2,500,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000

SUBTOTAL	$4,950,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000

SUBTOTAL	$1,000,000

TOTAL	$10,950,000

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

The Company restated the Searchlight Mining Claims as of December 31, 2007. Amounts recorded for the Searchlight Gold Project on our consolidated balance sheets have been restated to include the impact of the recomputation of the deferred future income tax liability and state income tax liability. This recomputation was required because changes made to the acquisition accounting of the Clarkdale Slag Project affected the computation of the deferred future income tax liability related to the mineral claims making up the Searchlight Gold Project.

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

Results of Operations

The following table illustrates a summary of our results of operations or the periods listed below:

	Year Ended December 31,
	2007	2006		Percentage
	(restated)			Increase / (Decrease)
Revenue	$ Nil	$	Nil	n/a
Operating Expenses	(3,650,734)		(3,736,079)	(2.3)%
Rental Revenue	36,410	$	Nil	n/a
Interest and Dividend Income	314,331		77,032	308.1%
Loss on equipment disposition	(138)		(4,388)	(96.9)%
Interest expense	(2,062)	$	Nil	n/a
Income tax benefit	1,080,375		1,122,457	(3.7)%
Net Loss	$(2,221,818)		$(2,540,978)	(12.6)%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2007.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2007	2006	Percentage
	(restated)		Increase / (Decrease)
Mineral exploration and evaluation expenses	$1,149,755	$2,024,932	(43.2)%
Mineral exploration and evaluation expenses – related party	360,000	495,000	(27.3)%
Administrative - site	513,759	-	n/a
General and administrative	1,557,048	1,209,838	28.7%
General and administrative – related party	32,421	-	n/a
Depreciation	37,751	6,309	498.4%
Total Operating Expenses	$3,650,734	$3,736,079	(2.3)%

Operating expenses decreased to $3,650,734 in the year ended December 31, 2007 from $3,736,079 in the year ended December 31, 2006.  Operating expense decreased in 2007 primarily as a result of increases in general and administrative expenses and site administrative expenses, offset by decreases in mineral exploration and evaluation expenses.

General and administrative expenses increased by 31.4% to $1,589,469 during the year ended December 31, 2007 from $1,209,838 in the year ended December 31, 2006.  General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with holding our 2007 annual meeting of stockholders, the acquisition of Transylvania, the completion of our equity financings and the preparation of a registration statement on Form SB-2 and the related amendment on Form S-1; (ii) increased management fees related to the administration of the Clarkdale Slag Project site; and (iii) increased compensation paid to our executive officers and our directors.

Included in general and administrative expenses for the years ended December 31, 2007 and 2006 were compensation expenses related to stock based compensation of $233,286 and $186,094, respectively.  On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”).  Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan.  On June 15, 2007, our stockholders approved the 2007 Plan.  As of December 31, 2007, 107,246 options have been granted under the 2007 Plan with an exercise price ranging from $1.75 to $3.45 per share.  The options are fully vested and expire in various proportions on June 15, 2009 and December 14, 2007.  During the year ended December 31, 2007, we issued options to acquire 75,700 shares of common stock under our 2006 Stock Option Plan to three of our executive officers and an employee with an exercise price of $4.04 per share.  The options are fully vested and expire on February 16, 2012.

In addition, we incurred $32,421 during the year ended December 31, 2007 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses included a direct benefit to Mr. Williams in the amount of $11,260 from fees incurred to Cupit, Milligan in 2007.  These expenses increased during the year ended  December 31, 2007 as compared to 2006 because we did not incur such expenses to such firm during the year ended December 31, 2006. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.

Mineral exploration and evaluation expenses decreased by 40.1% to $1,509,755 during the year ended December 31, 2007 from $2,519,932 during the year ended December 31, 2006.  Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project during the year ended December 31, 2007.

Included in mineral exploration and evaluation expenses were the amounts of $360,000 and $495,000 paid in the years ended December 31, 2007 and 2006, respectively, to Nanominerals (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration and development of our mineral projects, and reimbursement of expense provided by Nanominerals in connection with the exploration and development of our mineral projects.

Further we paid $513,759 for administrative expenses relating to the Clarkdale Project during the year ended December 31, 2007.  We did not pay such expenses during the year ended December 31, 2006.

For the year ended December 31, 2007, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to approximately $2,123,833.  For the year ended December 31, 2006, we purchased services from one major vendor, Nanominerals, which exceeded more that 10% of total purchases and amounted to approximately $495,000.

Other Income and Expenses

Total other income increased to $348,541 during the year ended December 31, 2007 from $72,644 during the year ended December 31, 2006.  The increase in total other income primarily resulted from an increase in interest and dividend income to $314,331 during the year ended December 31, 2007 from $77,032 during the year ended December 31, 2006.

During the year ended December 31, 2007, we received incidental rental revenue of $36,410 from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.  The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) a lease of a commercial building space to two tenants at a rate of $1,260 per month.  The lease arrangements are on a month to month basis with no formal agreements.  We did not receive rental revenue during the year ended December 31, 2006.

Income Tax Benefit

Income tax benefit decreased by 3.7% to $1,080,375 during the year ended December 31, 2007 from $1,122,457 during the year ended December 31, 2006.  The decrease in income tax benefit primarily resulted from the decrease in exploration stage losses in 2007 from 2006.

Net Loss

The aforementioned factors resulted in a net loss of $2,221,818, or $0.02 per common share, for the year ended December 31, 2007, as compared to a net loss of $2,540,978, or $0.04 per common share, for the year ended December 31, 2006.  As of December 31, 2007 and 2006, we had cumulative net operating loss carryforwards of approximately $7,801,699 and $4,779,806, respectively for federal income tax purposes.  The federal net operating loss carryforwards expire between 2025 and 2027.

We had cumulative state net operating losses of approximately $1,795,792 as of December 31, 2007 and no material loss carryforward as of December 31, 2006 for state income tax purposes.  The state net operating loss carryforwards will be expiring in 2013.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2007 and the first quarter of 2008, we conducted the following private placements of our securities:

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

•
On December 26, 2007, we completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at a price of $1.60 per unit for total proceeds of $5,000,000.  Each unit is comprised of one share of our common stock and a purchase warrant to purchase one-half of one share of common stock.  Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $2.40 per share for a period of two years from the date of issuance.  In addition to issuing the subscribed for units, we issued an additional 156,250 shares of our common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited.  Including the shares issued as a commission, we issued an aggregate of 3,281,250 shares of common stock and 1,562,500 share purchase warrants under the private placement. These securities were issued pursuant to the provisions of Regulation S of the Securities Act.

•	On August 9, 2007, we issued 400,000 shares of common stock from the exercise of warrants, at an exercise price of $0.65 per share, resulting in cash proceed of $260,000.

•
On March 22, 2007, we completed a private placement of 2,226,161 units of our securities resulting in gross proceeds of $6,678,483.  Each unit consisting of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants issued to subscribers of the offering are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  In connection with the private placement, D&D Securities Company, the agent, received a fee of $525,386 and warrants to purchase 75,175 shares of common stock at an exercise price of $4.50 per share for a period of two years from the closing of the private placement.

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

Working Capital

The following is a summary of our working capital at December 31, 2007 and 2006:

	At December 31, 2007	At December 31, 2006	Percentage
	(restated)		Increase / (Decrease)
Current Assets	$12,200,133	$3,790,483	221.9%
Current Liabilities	(1,094,697)	(1,583,306)	(30.9)%
Working Capital	$11,105,436	$2,207,177	403.2%

Cash Flows

	Year Ended
	December 31, 2007 (restated)	Year Ended December 31, 2006
Cash Flows used in Operating Activities	$(3,358,557)	$(3,052,236)
Cash Flows used in Investing Activities	(14,347,827)	(225,748)
Cash Flows provided by Financing Activities	26,029,480	6,256,376
Net Increase in Cash During Period	$8,323,096	$2,978,392

As of December 31, 2007, we had an accumulated deficit of $10,228,096.  As of December 31, 2007, we had working capital of $11,105,436, compared to working capital of $2,207,177 as of December 31, 2006.  The increase in our working capital was primarily attributable to the completion of our private placements in 2007 partially offset by our net loss.  Cash was $12,007,344 as of December 31, 2007, as compared to $3,684,248 as of December 31, 2006.  Property and equipment increased by $5,034,273 to $5,064,460 as of December 31, 2007 from $30,187 as of December 31, 2006.  The increase primarily resulted from site improvement and equipment acquisitions at the Clarkdale Slag Project.

Included in long-term liabilities in the accompanying consolidated financials statements is a balance of $50,619,658 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Year Ended	Year Ended
	December 31, 2007 (restated)	December 31, 2006
Cash Flows used in Operating Activities	$(3,358,557)	$(3,052,236)
Cash Flows used in Investing Activities	(14,347,827)	(225,748)
Cash Flows provided by Financing Activities	26,029,480	6,256,376
Net Increase in Cash During Period	$8,323,096	$2,978,392

Net cash used in operating activities increased to $3,358,557 during the year ended December 31, 2007 from $3,052,236 in the year ended December 31, 2006.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses and change in accounts payable and accrued liabilities of $277,026 and other current assets of $256,967.

We used $14,347,827 in investing activities during the year ended December 31, 2007, as compared to $225,748 during the year ended December 31, 2006.  The increase in the year ended December 31, 2007 was primarily a result of the payment to VRIC of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania and the purchase of $4,155,549 of property and equipment relating to the Clarkdale Slag Project.  Cash used in investing activities in the year ended December 31, 2006 primarily consisted of $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

Net cash provided by financing activities was $26,029,480 for the year ended December 31, 2007 compared to $6,256,376 for the year ended December 31, 2006.  Net cash provided by financing activities during the year ended December 31, 2007 primarily resulted from the receipt of $26,813,817 from the proceeds of private placements of our securities, offset by $677,570 of related expenses and $330,000 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement.  Net cash provided by financing activities during the year ended December 31, 2006 primarily resulted from the receipt of $6,271,376 from the gross proceeds of private placements of our securities.

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
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Searchlight Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the results of its operations, stockholders’ equity, including inception cumulative data, and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

April 12, 2008, except for Note 16,
    whose date is May 12, 2008
Bakersfield, California

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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	December 31, 2007	December 31, 2006
	(restated)
ASSETS

Current assets
Cash	$12,007,344	$3,684,248
Prepaid expenses	192,789	106,235

Total current assets	12,200,133	3,790,483

Property and equipment, net	5,064,460	30,187
Mineral properties	12,702,258	5,431,290
Slag project	120,766,877	-
Joint venture and merger option agreements	-	2,808,481
Land - smelter site and slag pile	5,916,150	-
Land	3,300,000	-
Reclamation bond and deposits	183,000	183,040

Total non-current assets	147,932,745	8,452,998

Total assets	$160,132,878	$12,243,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$849,910	$888,651
Accounts payable - related party	41,974	311,863
Loan payable - related party	-	382,792
VRIC payable, current portion - related party	179,830	-
Capital lease payable, current portion	22,983	-

Total current liabilities	1,094,697	1,583,306

Long-term liabilities
VRIC payable, net of current portion - related party	2,153,530	-
Capital lease payable, net of current portion	64,317	-
Deferred tax liability	50,619,658	860,331

Total long-term liabilities	52,837,505	860,331

Total liabilities	53,932,202	2,443,637

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 96,865,391 and 67,231,000 shares,
respectively, issued and outstanding	96,865	67,231
Additional paid-in capital	116,223,907	17,738,891
Common stock subscribed	108,000	-
Accumulated deficit during exploration stage	(10,228,096)	(8,006,278)

Total stockholders' equity	106,200,676	9,799,844

Total liabilities and stockholders' equity	$160,132,878	$12,243,481

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(RESTATED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the Year Ended	For the Year Ended	Through
	December 31, 2007	December 31, 2006	December 31, 2007
	(restated)		(restated)

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,149,755	2,024,932	4,061,710
Mineral exploration and evaluation
expenses - related party	360,000	495,000	855,000
Administrative - site	513,759	-	513,759
General and administrative	1,557,048	1,209,838	3,600,690
General and administrative - related party	32,421	-	32,421
Depreciation	37,751	6,309	45,010

Total operating expenses	3,650,734	3,736,079	9,108,590

Loss from operations	(3,650,734)	(3,736,079)	(9,108,590)

Other income (expense)
Rental revenue	36,410	-	36,410
Loss on equipment disposition	(138)	(4,388)	(4,526)
Interest expense	(2,062)	-	(2,062)
Interest and dividend income	314,331	77,032	391,363

Total other income (expense)	348,541	72,644	421,185

Loss before income taxes	(3,302,193)	(3,663,435)	(8,687,405)

Income tax benefit	1,080,375	1,122,457	2,602,477

Loss from continuing operations	(2,221,818)	(2,540,978)	(6,084,928)

Discontinued operations:
Loss from discontinued operations	-	-	(4,143,168)

Net loss	(2,221,818)	(2,540,978)	(10,228,096)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.02)	$(0.04)

Net loss	$(0.02)	$(0.04)

Weighted average common shares outstanding -
Basic and diluted	88,942,414	62,075,707

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock related to exercise of options	400,000	400	99,600	-	-	100,000

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	3,125,000	3,125	4,996,875	-	-	5,000,000

Issuance of common stock as commission in connection with foreign offering	156,250	156	(156)	-	-	-

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Capitalization of Phage related party liability to equity	-	-	742,848	-	-	742,848

Net loss December 31, 2007 (restated)	-	-	-	-	(2,221,818)	(2,221,818)

Balance, December 31, 2007 (restated)	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
			through
	December 31, 2007	December 31, 2006	December 31, 2007
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,221,818)	$(2,540,978)	$(10,228,096)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(2,221,818)	(2,540,978)	(6,084,928)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	37,751	6,309	45,010
Stock based expenses	269,287	289,094	958,163
Loss on disposition of fixed assets	138	4,388	5,875
Amortization of prepaid expense	170,413	-	170,413
Changes in operating assets and liabilities:
Other current assets	(256,967)	(106,235)	(363,202)
Other assets	40	(2,540)	(183,000)
Accounts payable and accrued liabilities	(277,026)	420,183	166,326
Deferred income taxes	(1,080,375)	(1,122,457)	(2,602,477)

Net cash used in operating activities	(3,358,557)	(3,052,236)	(7,887,820)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	(200,000)	(890,000)
Cash paid to VRIC on closing date	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	(130,105)	-	(130,105)
Capitalized interest	(162,173)	-	(162,173)
Purchase of property and equipment	(4,155,549)	(25,748)	(4,197,382)

Net cash used in investing activities	(14,347,827)	(225,748)	(15,366,794)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	26,813,817	6,271,376	35,776,000
Stock issuance costs	(677,570)	-	(677,570)
Proceeds/payments on loan payable	-	(15,000)	-
Principal payments on capital lease payable	(28,939)	-	(28,939)
Principal payments on deferred purchase liability	(167,828)	-	(167,828)
Proceeds from subscribed stock	90,000	-	360,000

Net cash provided by financing activities	26,029,480	6,256,376	35,261,663
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	8,323,096	2,978,392	12,007,344

CASH AT BEGINNING OF PERIOD	3,684,248	705,856	-

CASH AT END OF PERIOD	$12,007,344	$3,684,248	$12,007,344

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

			Period from
			January 14, 2000
			(Date of inception)
			through
	December 31, 2007	December 31, 2006	December 31, 2007
	(restated)		(restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid	$2,062	$-	$52,813

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$444,690	$-	$444,690

Assets acquired for common stock issued for the acquisition	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$4,508,000	$3,080,000	$8,078,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Assets acquired for liabilities incurred in the acquisition	$2,628,188	$-	$2,628,188

Net deferred tax liability assumed	$50,839,702	$1,614,147	$53,584,304

Merger option payment applied to the acquisition	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$690,000	$-	$690,000

Stock and options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$742,848	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

Going concern - The Company incurred cumulative net losses of $10,228,096 from operations as of December 31, 2007 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Capitalized interest cost – The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $162,173 and $0 for the years ended December 31, 2007 and 2006, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets”, if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2007 exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines a SFAS 144 impairment analysis should be done, the analysis will be performed using the guidance of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Reclassifications – Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

Fair value of financial instruments - Financial Accounting Standard Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were 25,352,207 and 23,666,088, respectively.

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

New accounting pronouncements – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS  141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS  141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of this Statement on our financial position and results of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value.  SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  Adoption is required as of the beginning of the first fiscal year that begins after September, 15, 2006.  The adoption of SFAS 156 had no material effect on the Company’s consolidated financial position, results of operations or disclosures.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets.  The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006.  The adoption of this statement had no material impact on the Company’s consolidated financial position, results of operations, and disclosures.

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

Clarkdale Slag Project – (See Note 3, 7 and 16) – The Company has determined that the acquisition should be accounted for using the accounting treatment defined in EITF 98-03 and EITF 98-11, together with applicable sections of SFAS 141 which are not covered in EITF 98-03 and EITF 98-11.  The Company’s initial and continuing estimates of probability with respect to certain contingent payment terms were in error.  Subsequent to December 31, 2007, the company determined that certain terms with respect to future payments should have been recorded as contingent consideration and not recorded as purchase consideration with a corresponding liability. In accordance with SFAS 141, contingent consideration should only be recorded as a liability if it is determinable beyond a reasonable doubt. In assessing the future payments related to the acquisition, the Company determined that treatment of the terms as beyond a reasonable doubt was not appropriate. As a result, the amounts previously recorded as a liability have now been disclosed as contingent consideration.

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

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Furniture and fixtures	$34,694	$15,600
Lab equipment	2,804	2,804
Computers and equipment	32,594	17,788
Income property	309,750	—
Construction in progress	4,408,796	—
Capitalized interest	162,173	—
Vehicles	38,175	—
Site equipment	119,203	—

	5,108,189	36,192
Less accumulated depreciation	43,729	6,005

	$5,064,460	$30,187

Depreciation expense was $37,751 and $6,309 for the years ended December 31, 2007 and 2006, respectively.

3.	CLARKDALE SLAG PROJECT – AS RESTATED

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (continued)

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

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by EIFT 04-03 paragraph 2 and EIFT 98-11, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties were based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Slag Project, which has been capitalized as a tangible asset in accordance with EIFT 04-02. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Slag Project.

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

In addition to the cash and equity consideration paid and issued upon closing, the acquisition agreement contains the following payment terms and conditions:

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (continued)

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

The following table reflects the recorded purchase consideration for the Slag Project:

	As Reported	Restatement Adjustments		As Restated
Purchase price:
Cash payments	$10,100,000	$—		$10,100,000
Joint venture option acquired in 2005 for cash	690,000	—		690,000
Warrants issued in 2005 for joint venture option	—	1,918,481	a	1,918,481
Common stock issued	66,879,375	-		66,879,375
Monthly payments, current portion	395,001	(227,174)	b	167,827
Monthly payments, net of current portion	3,252,403	(919,043)	b	2,333,360
Due to VRIC	6,400,000	(6,400,000)	b	-
Acquisition costs	127,000	—		127,000

Total purchase price	87,843,779	(5,627,736)		82,216,043

Net deferred income tax liability assumed - slag project	52,198,489	(4,121,755)	c	48,076,734

	$140,042,268	$(9,749,491)	d	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

3.	CLARKDALE SLAG PROJECT – AS RESTATED (continued)

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

b.	Restate for revision of the acquisition related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
c.	Recomputation of deferred tax liability assumed in mineral property acquisition for effect of restated acquisition costs discussed in items a and b above.
d.	Overall restatement impact on the Clarkdale Slag Project.

The following table reflects the components of the Slag Project:

	As Reported	Restatement Adjustments		As Restated
Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$130,516,368	$(9,749,491)	d	$120,766,877
Land - slag pile site	5,916,150	—		5,916,150
Land	3,300,000	—		3,300,000
Income property and improvements	309,750	—		309,750

Total	$140,042,268	$(9,749,491)		$130,292,777

For the year ended December 31, 2007, TI operations were limited to minor rental revenue of approximately $10,000, costs of approximately $8,000 and pre tax income of approximately $2,000.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

4.	MINERAL PROPERTIES - MINING CLAIMS – AS RESTATED

As of December 31, 2007, mining claims consisted of 3,200 acres located near Searchlight, Nevada.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2007, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the impact of the restatement on the historical balances of mineral properties reported for periods ended as noted:

	As Previously Reported	Adjustments		As Restated

Mineral properties balance, December 31, 2006	4,248,696	1,182,594	a	5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000	—		4,508,000
Net deferred income tax liability assumed	2,762,968	—		2,762,968

Total mineral properties balance, December 31, 2007	$11,519,664	$1,182,594	a	$12,702,258

The restatement adjustments are as follows:

a.	Recomputation of deferred tax liability assumed for effect of restated Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

5.	CAPITALIZED LIABILITIES – FORMER SUBSIDIARY, OFFICERS AND DIRECTORS

As of December 31, 2006, the related party loan payable of $382,792 consisted of borrowings from former officers and directors of the Company. In addition, $360,056 was included in accounts payable that was due to a former subsidiary of the Company dating back to 2002. In 2007, the Company performed an internal review of the status of these items and determined that based on the facts available these items were satisfied and should be treated as capital contributions related to the restructuring of the Company. The Company recorded the removal of these items at December 31, 2007 as capital transactions of an affiliate and increased paid-in capital by $742,848.

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at December 31,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	2007	2006
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$87,300	$—
					87,300	—
Capital lease payable, current portion					(22,983)	—

Capital lease payable, net of current portion					$64,317	$—

The following table represents future minimum lease payments on the capital lease for the years ending December 31,

2008	$26,401
2009	26,401
2010	26,401
2011	15,401
Thereafter	—

Total future minimum lease payments	$94,604
Imputed interest	(7,304)

Present value of future minimum lease payments	$87,300

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at December 31,

	2007	2006

Site Equipment	$116,239	$—
Accumulated amortization	(16,952)	—

	$99,287	$—

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

7.	CLARKDALE ACQUISITION PAYABLE – AS RESTATED

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

The following table represents future principal payments on the VRIC payable for the years ending December 31,

2008	$179,830
2009	194,756
2010	210,921
2011	228,427
2012	247,386
Thereafter	1,272,040

$2,333,360

VRIC payable, current portion	(179,830)

VRIC payable, net of current portion	$2,153,530

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement.  The terms of and conditions of these payments are discussed in more detail in Note 3 and 12.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDERS’ EQUITY (continued)

h)
On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims.  This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

i)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

8.	STOCKHOLDERS’ EQUITY (continued)

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
(RESTATED)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

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

Expenses for the years ended December 31, 2007 and 2006 related to the granting of stock options were $233,286 and $186,094, respectively and are included in general and administrative expense.

Stock options – During the years ended December 31, 2007 and 2006, the Company granted stock options to employees and directors totaling 182,946 and 870,000, respectively, with a weighted average strike price of $2.76 and $2.25 per share, respectively.  Certain stock options were exercisable upon grant and expire five years after the grant date.  As of December 31, 2007 stock options outstanding totaled 3,652,946 with a weighted average strike price of $0.93 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2007 and 2006:
	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	3,000,000	$0.35
Options granted and assumed	870,000	2.25
Options expired	—	—
Options cancelled	—	—
Options exercised	—	—

Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	182,946	2.76
Options expired	—	—
Options cancelled	—	—
Options exercised	(400,000)	0.25

Balance, December 31, 2007	3,652,946	$0.93

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2007	2006

Dividend yield	—	—
Expected volatility	76.6%	85%
Risk-free interest rate	2.88% to 4.68%	4.89% to 5.08%
Expected life (years)	2 to 4.25	4.25

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

Accordingly, the Company valued the services under SFAS No. 123R relating to non-statutory stock options upon grant in 2007 for $233,286 and in 2006 for $186,094. Based on recent historical stock activity the equal probability option pricing model was applied.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	—	$—
Options granted	150,000	0.21
Options vested	(25,000)	(0.21)
Options cancelled	—	—

Unvested, December 31, 2006	125,000	0.21
Options granted	—	—
Options vested	(75,000)	(0.21)
Options cancelled	—	—

Unvested, December 31, 2007	50,000	$0.21

As of December 31, 2007, there was no material unrecognized compensation cost related to unvested share-based compensation arrangements granted.  The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $15,702 and $5,234, respectively.

The following table summarizes information about options granted during the year ended December 31, 2007:
Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
182,946	Equals	$2.76	$ 1.75 to $4.04	$0.44
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

182,946	Equals	$2.76	$ 1.75 to $4.04	$0.44

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
—	Equals	$—	$ — to $ —	$—
—	Exceeds	$—	$ — to $ —	—
870,000	Less Than	$2.24	$ 1.70 to $2.40	$0.10

870,000	Less Than	$2.24	$ 1.70 to $2.40	$0.10

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

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

During the year ended December 31, 2006 the Company issued stock options for 870,000 shares of common stock to directors, officers and an employee with strike price ranging from $1.70 to $2.40 per share.

The following table summarizes information about options/warrants granted during the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price

Balance December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(9,731,000)	(0.50)

Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	5,584,708	3.86
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(800,000)	(0.45)

Balance, December 31, 2007	24,944,708	$1.26

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Land Lease – Wastewater Effluent

CML assumed a lease as lessor on February 15, 2007 that was entered into by TI on August 25, 2004, with the Town of Clarkdale, AZ (Clarkdale). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy five percent (75%) of the potable water rate.

The term of the lease is 5 years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of twenty five (25) years measured from the date of the lease, the Company has a continuing right to purchase Class B, and if available, Class A at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2007 and 2006,

	December 31, 2007	December 31, 2006

Income tax benefit per financial statements	$(1,254,833)	$(1,278,083)
Non-deductible and other	4,807	3,294
Change in valuation allowance	119,193	64,694
Release of valuation allowance related to acquisition	—	82,299
Rate change	50,458	5,339

Income tax benefit	$(1,080,375)	$(1,122,457)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Deferred income tax assets

Net operating loss carryforward	$2,964,646	$1,667,592
Option compensation	324,962	205,057

Gross deferred income tax asset	3,289,608	1,872,649
Valuation allowance	(323,198)	(204,005)
	2,966,410	1,668,644
Deferred income tax liabilities

Property, plant & equipment	1,764	1,052
Acquisition related liabilities	53,584,304	2,527,923

Net deferred income tax liability	$50,619,658	$860,331

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
(RESTATED)

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

The Company had cumulative net operating losses of approximately $7,801,699 and $4,779,806 as of December 31, 2007 and 2006, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2027.

The Company had cumulative net operating losses of approximately $1,795,792 as of December 31, 2007 and no material loss carryforwards as of December 31, 2006 for state income tax purposes. The state net operating loss carryforwards will be expiring in 2013.

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
(RESTATED)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

12.	COMMITMENTS AND CONTINGENCIES (continued)

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
(RESTATED)

15.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2007 and 2006, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims project.  NMC is an affiliate of Mr. McNeil and Mr. Ager.

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

The Company incurred total fees and reimbursement of expenses to CMOW of $31,277 and $1,144, respectively, for the year ended December 31, 2007.  Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $11,260 of the above CMOW fees and expenses. At December 31, 2007, the Company had an outstanding balance due to CMOW of $2,244.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

16.	RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

Searchlight Mining Claims - The December 31, 2007 restatement of the Searchlight Claims mineral properties reflects the revised deferred future income tax liability assumed as part of the subsequent contingent issuances of securities, the value of which has been added to the acquisition costs of the underlying mineral properties. Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, the Company values the shares issued to obtain mineral properties at their market price at the date of the issue.

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

The following table summarizes the consolidated balance sheet of the Company as of December 31, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Balance Sheet -
December 31, 2007	As Reported	Adjustments		As Restated

Property and equipment, net	$4,902,287	$162,173	a	$5,064,460
Mineral properties	11,519,664	1,182,594	b	12,702,258
Slag project	130,516,368	(9,749,491	) c	120,766,877
Total assets	168,537,602	(8,404,724)		160,132,878
VRIC payable, current portion – related party	106,303	73,527	c	179,830
Due to VRIC	6,400,000	(6,400,000	) c	—
VRIC payable, net of current portion –related party	3,211,101	(1,057,571	) c	2,153,530
Deferred tax liability	53,875,079	(3,255,421	) d	50,619,658
Total liabilities	64,571,667	(10,639,465)		53,932,202
Additional paid-in capital	114,913,703	1,310,204	c	116,223,907
Accumulated deficit during exploration stage	(11,152,633)	924,537	e	(10,228,096)
Total stockholders' equity	103,965,935	2,234,741		106,200,676
Total liabilities and stockholders' equity	$168,537,602	$(8,404,724)		$160,132,878

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

16.   RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (continued)

The following tables summarize the consolidated statements of operations for the year ended December 31, 2007, and reconcile the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the year ended December 31, 2007	As Reported	Adjustments		As Restated

Total operating expenses	$3,652,796	$(2,062	) f	$3,650,734
Loss from operations	(3,616,386)	(34,348	) g	(3,650,734)
Total other income (expense)	314,331	34,348	g	348,541
Income tax benefit	1,086,378	(6,003	) e	1,080,375
Net loss	$(2,215,815)	$(6,003	) e	$(2,221,818)

The following table summarizes the consolidated statements of operations for the period from January 14, 2000 (Date of Inception) through December 31, 2007, and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (Date of Inception)
Through December 31, 2007	As Reported	Adjustments		As Restated

General and administrative	$3,487,142	$120,708	h	$3,607,850
Total operating expenses	8,989,944	118,646	f,h	9,108,590
Loss from operations	(8,953,534)	(155,056	) g,h	(9,108,590)
Total other income (expense)	386,837	34,348	g	421,185
Loss before income taxes	(8,566,697)	(120,708	) h	(8,687,405)
Income tax benefit	1,677,940	924,537	e	2,602,477
Loss from continuing operations	(6,888,757)	803,829	e,h	(6,084,928)
Loss from discontinued operations	(4,263,876)	120,708	h	(4,143,168)
Net loss	$(11,152,633)	924,537	e	$(10,228,096)

The restatements had no impact on the Company’s cash or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

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

c.	Restate for revision of the acquisition accounting related to contingent payment terms and conditions contained in the agreement and the resultant deferred tax liability assumed in acquisition.
d.	Restate for computation of deferred tax liability assumed in mineral property acquisition.
e.	Restate for deferred income tax benefit related to mineral property acquisitions.
f.	Reclassify interest expense from operating expenses to other income (expense).
g.	Reclassify interest expense and rental revenue from operations to other income (expense).
h.	Reclassify foreign currency translation adjustment from the period ended March 31, 2005 as discontinued operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)

17.	SUBSEQUENT EVENTS

a)
On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,620,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,637,500 units were issued at a price of $1.60 per unit. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of the Company’s common stock were issued by the Company as commission to agents in connection with the offering.

b)
On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,630,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 1,643,750 units were issued at a price of $1.60 per unit. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance.  There was no commission paid or payable to agents in connection with this offering.

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

Item 8A(T).   Controls and Procedures

NOTE: This Item 8A(T). Controls and Procedures has been updated to reflect the restatement of our 2005, 2006 and 2007 financial statements, as discussed above in the Introductory Explanatory Note and in Item 6 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

This Annual Report on Form 10-K/A presents a restatement of the financial statements for the covered period. In connection with this amendment to our Annual Report for the period ended December 31, 2007, our management reevaluated the effectiveness of our internal control over financial reporting and our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting. For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In assessing whether our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2007, management considered the impact of the restatement to our interim financial statements for the twelve month period ended December 31, 2007, as outlined in Item 6, as well as our control environment.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404A.  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that:

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

During the fourth quarter of 2008, in the course of preparing for our year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the three month period ended March 31, 2008 which resulted in the restatements described above.  Although management does not anticipate making any further restatements to the financial statements for the periods ended June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.

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

The internal control deficiencies associated with capital asset acquisitions related to the acquisition accounting method used to record the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, and the 2007 acquisition of Transylvania, and the internal control deficiencies associated with accounting for income taxes related to the purchase accounting treatment of the issuance of warrants in connection with the assignment of the option for the Clarkdale Slag Project, the acquisition of the Clarkdale Slag Project, and the resultant computation of future deferred income tax liability assumed.

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

We have determined that our material weakness in internal controls over financial reporting was also a weakness in our disclosure controls and procedures, since such weakness related to the disclosure controls which provide us with reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles.

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
Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, management has restated its conclusion relative to the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2007.  Accordingly, our management has concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our  registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Management will continue to evaluate the effectiveness of our internal controls over financial reporting and our disclosure controls and procedures on an ongoing basis, and has taken action and implemented improvements as necessary.

Changes in Internal Controls over Financial Reporting

While no changes to our internal control over financial reporting or disclosure controls and procedures were made to rectify the material weakness during the period covered by this report because such weakness was not known at that time, subsequent to the period we remediated this weakness in part by appointing an independent director who will participate in the review our internal controls and who has been appointed to our audit committee.  We also have consulted with a third party financial consultant who has assisted in our restatement regarding our capital acquisition and accounting for income taxes.  Management has:

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

Item 8B.              Other Information

Not applicable.

PART III

Item 9.                 Directors, Executive Officers and Corporate Governance

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

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have four members on our Board of Directors.  We believe that none of the four members are independent.  The NASDAQ criteria include various objective standards and a subjective test.  A member of the Board of Directors is not considered independent under the objective standards if, for example, he or she is employed by us.  Mr. McNeil and Mr. Ager are not independent because they are our employees.

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

With respect to our four directors, we believe that we have ongoing business relationships with these directors or their affiliates which would not satisfy the NASDAQ subjective standards regarding the exercise of independent judgment in carrying out the responsibilities of a director.

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

Because we currently do not have any independent directors, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit independent persons to our Board of Directors.  Although we do not have any independent directors, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  For purposes of this policy, a related person is:

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

Committees of the Board Of Directors

Audit Committee

We have an audit committee and an audit committee charter.  Our audit committee is presently comprised of Robert D. McDougal and Harry B. Crockett.  Mr. Crockett is not an independent director.  Mr. McDougal is not an independent director, but we believe that he qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act.  On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy.  The purpose of the amendments to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities.  The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large.  The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.  A copy of our audit committee charter was filed as an exhibit with to our Current Report on Form 8-K filed with the SEC on September 27, 2006.  Our audit committee is responsible for:

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2007, with the exception of the following:

•
Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in: (a) the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) relating to an event occurring prior to 2008 and which remained delinquent at December 31, 2007; and (b) the reporting of three transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to transactions occurring prior to 2007 and which remained delinquent at December 31, 2007;

•	Ian R. McNeil, one of our directors and our Chief Executive Officer, was delinquent in the reporting of one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report;

•
Carl S. Ager, one of our directors and our Vice President, Secretary and Treasurer, was delinquent in the reporting of one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report;

•	Melvin L. Williams, our Chief Financial Officer, was delinquent in the reporting of one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report;

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report;

•	Harry B. Crockett, one of our directors, was delinquent in the filing of a Form 3 in 2007 and one transaction in 2007 on Form 4 which was reported on a delinquent basis on one report; and

•	K. Ian Matheson, one of our principal stockholders, was delinquent in the reporting of fourteen transactions in 2007 on Form 4 which were reported on a delinquent basis on six reports.

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

							Non-
						Non-Equity	qualified
Name and					Option	Incentive	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Plan	Compensation	Compensation	Total
Position	Year	($)	($)	Awards	(1)	Compensation	Earnings	($)	($)

Ian R. McNeil,	2007	179,750	-	-	40,643	-	-	-	220,393
Director,	2006	108,000	-	-	71,642	-	-	-	179,642
President and
CEO (2)
Carl S. Ager,	2007	150,000	-	-	40,643	-	-	-	190,643
Director, Vice	2006	80,000	-	-	71,642	-	-	-	151,642
President,
Treasurer, and
Secretary (3)
Melvin L. Williams,	2007	121,250	-	-	40,958	-	-	11,260	173,468
Chief Financial	2006	32,500	-	103,000	9,163	-	-	-	144,663
Officer (4)

Notes:
(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.

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

(4)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006.  Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000. On February 16, 2007, we increased the salary of Mr. Williams to $130,000.  Other compensation includes direct benefit to Mr. Williams of $11,260 in 2007 from fees incurred with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2007:

				Equity
		Option Awards		Incentive			Stock
		Number of		Plan Awards:			Awards
	Number of	Securities		Number of			Number of
	Securities Underlying	Underlying Unexercised		Securities Underlying			Shares or Units
	Unexercised	Options		Unexercised	Option	Option	of Stock that
	Options (#)	(#)		Unearned	Exercise	Expiration	Have Not
Name and Position	Exercisable	Unexercisable		Options	Price	Date	Vested (#)
Ian R. McNeil	500,000	-		-	$0.44	11/11/10	-
Director, President	60,000	-		-	$1.70	4/7/11	-
and CEO	250,000	-		-	$2.40	6/6/11	-
	24,800	-		-	$4.04	2/16/12	-
Carl S. Ager	500,000	-		-	$0.44	11/11/10	-
Director, Vice	60,000	-		-	$1.70	4/7/11	-
President,	250,000	-		-	$2.40	6/6/11	-
Treasurer and	24,800	-		-	$4.04	2/16/12	-
Secretary
Melvin L. Williams	50,000	-		-	$2.06	6/14/11	-
Chief Financial	-	50,000	(1)	-	$2.06	6/14/11	-
Officer	18,600	-		-	$4.04	2/16/12	-

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

The severance amounts are payable in cash, in a lump sum.  As of December 31, 2007, in the event of a qualifying termination, Mr. McNeil would have been entitled to cash payments totaling $95,000, Mr. Ager would have been entitled to cash payments totaling $80,000, and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the fiscal year ended December 31, 2007.

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

	Name And Address	Amount And Nature Of		Percentage Of
	Of Beneficial Owner	Beneficial Ownership		Common Stock(1)
DIRECTORS AND OFFICERS
	Ian R. McNeil	17,242,394	(2)(7)	16.43%
	Carl S. Ager	17,242,394	(3)(7)	16.43%
	Melvin L. Williams	174,600	(4)	*
	Robert D. McDougal	779,114	(5)	*
	Harry B. Crockett	8,917,250	(6)	8.56%
	All officers and directors as a group (5 persons)	28,355,752		26.64%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,000,000	(7)	15.37%
	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	11,878,504	(8)	10.54%
	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	16,975,190	(7)(9)	16.30%

Notes
*	Less than 1%.
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

(2)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Ian R. McNeil, our Chi ef Executive Officer and a member of our board of directors.  In addition, Mr. McNeil is a 17.5% stockholder of Nanominerals, a company that owns 16,000,000 of our outstanding shares of common stock.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Mc N eil may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, Mr. McNeil disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflect s his 17.5% ownership interest in Nanominerals.  See footnote (7) below.

(3)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  In addition Mr. Ager is a 17.5% stockholder of Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,000,000 shares owned by Nanominerals by virtue of h i s ownership interest in Nanominerals.  However, Mr. Ager disclaims ownership of all but 2,800,000 of the shares owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (7) below.

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

(8)
Mr. Matheson beneficially owns 11,878, 004 shares of common stock.  These shares includes 1,906,252 shares held directly by K. Ian Matheson, 1,422,252 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 8,000,000 shares, and options to purchase an additional 550,000 shares held directly by Mr. Matheson.

(9)
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

Item 12.         Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals Corp. (“Nanominerals”), one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, we do not have any independent members on our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

Although we do not have any independent directors, the Board of Directors has adopted a policy that any transactions with related persons will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.  Except as set forth above, we do not have any formal policies or procedures for the review, approval or ratification of related party transactions and management has not developed any formal process for resolving any actual or potential conflicts of interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

The following is a description of related party transactions in the three most recent fiscal years ended December 31, 2007:

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

Under the option agreement with the Searchlight Claim owners, we had agreed to issue an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us.  We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29, 2007.  During the first quarter of 2008, the Searchlight Claim owners agreed to transfer title to the Searchlight Claims to us for our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008.  We expect that title to the claims will be transferred to us shortly.  In connection with this transaction, K. Ian Matheson (one of our principal stockholders and a former member of the board of directors) and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 787,500 shares of common stock and are anticipated to receive an additional 262,500 shares under the option agreements.  Also, in connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Charles A. Ager and his wife, Carol Ager, who were Searchlight Claim owners, have each received 105,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project and are anticipated to receive an additional 35,000 shares under the option agreements.  Dr. Ager and his affiliate, Nanominerals Corp., were also our affiliates at the time of the final three stock issuances in connection with the option agreement to acquire the Searchlight Claims.  Mr. Matheson was one of our officers and/or directors at the time of the initial two stock issuances in connection with the option agreement to acquire the Searchlight Claims, and has been one of our principal stockholders at the time of all such issuances.

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

Acquisition of Searchlight Claims. In connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Ager and Mrs. Ager, who were Searchlight Claim owners, have each received 105,000 shares of common stock and are anticipated to receive an additional 35,000 shares each with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.

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

The following sets forth certain information regarding the acquisition of the 50% financial interest in the Joint Venture Agreement with respect to the Clarkdale Slag Project from Nanominerals, as such information relates to Dr. Charles A. Ager, Carl S. Ager and Ian R. McNeil, who may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals:

•	We acquired the assets consisting of the 50% financial interest in the Joint Venture Agreement with respect to the Clarkdale Slag Project from Nanominerals.

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

Consulting Arrangement with Nanominerals.  Nanominerals provides us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  We believe that Nanominerals’ knowledge and understanding of the science and technology in our business, along with its understanding of how to implement our business plan in a practical manner, has made Nanominerals an important part of our technical team.  Dr. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Nanominerals also engages the services of outside technical consultants to perform the services for us, depending on the specific goal of a particular project.  Some of our consultants, such as Dr. Hewlett, have worked directly with Nanominerals in an ongoing manner and performed day-to-day work and tests.    The consulting services provided by Nanominerals are highly spec ialized and unique to the mineral exploration industry, and there is a limited number of experts that can perform these types of services.  We currently do not rely solely on Nanominerals to provide us with technical expertise to guide the project technically.  However, Nanominerals continues to be an important consultant to assist us with our technical challenges.

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

During the years ended December 31, 2006,and 2007, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project.  In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities.  In 2006, Nanominerals began to invoice us for technical assistance, financing related activities and reimbursement of expenses.  For the year ended December 31, 2006, we incurred total fees and reimbursement of expenses to Nanominerals of $495,000 and $271,103, respectively.  For the year ended December 31, 2007, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $105,346, respectively.  At December 31, 2007, we had an outstanding balance due to Nanominerals of $39,730.

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

Item 13.         Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Annual Report on Form 10-KSB, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Articles of Incorporation, as amended and restated to date (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of US Warrant Certificate dated February 23, 2007 (4)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007 (4)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007 (4)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007 (4)
4.6	Form of Warrant Certificate dated March 21, 2007 (5)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007 (5)
4.8	Form of subscription agreement for February 2007 private placement (US investors) (6)
4.9	Form of subscription agreement for February 2007 private placement (non-US investors) (6)
4.10	Form of subscription agreement for March 2007 private placement (non-US investors) (6)
10.1	2002 Nonqualified Stock Option Plan (7)
10.2	2003 Nonqualified Stock Option Plan (8)
10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (9)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (9)
10.7
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005 (9)

10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005 (9)
10.9
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005 (9)

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005 (9)
10.11	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG (10)
10.11	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc. (10)

10.12	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc. (10)
10.13	Extension Agreement dated effective June 22, 2005 among Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. (10)
10.14
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp.,, K. Ian Matheson, Searchlight Minerals, Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd and Michael I. Matheson (10)

10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Britti Gold Inc. (10)
10.16
Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc., Geotech Mining Inc., Michael D. Anderson, Geosearch Inc. and Patrick B. Matheson (10)

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (10)
10.18	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (11)
10.19	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (12)
10.20	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (13)
10.21	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (12)
10.22	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (14)
10.23	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (14)
10.24	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (15)
10.25	2007 Stock Option Plan (16)
10.26	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (17)
10.27	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (18)
10.28	Contract for Engineering Services dated March 21, 2005 (18)
10.29
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (18)

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (19)
10.31	Notice of Exercise Option (20)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (21)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (21)
10.34	Special Warranty Deed dated February 15, 2007 (21)
10.35	Bill of Sale dated February 15, 2007 (21)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (21)
10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (21)
10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (21)

10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil. (22)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (22)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams. (22)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (4)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(4)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(4)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(5)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (23)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (24)
14.1	Code of Ethics.(25)
16.1	Letter re change in certifying accountant (26)
21.1	List of Subsidiaries
23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Independent Mining Consultants, Inc.
23.5	Consent of Arrakis, Inc.
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay
23.8	Consent of Canadian Environmental & Metallurgical Inc.
23.9	Consent of SGS Lakefield Research Limited
23.10	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (25)
99.2	Disclosure Committee Charter.(27)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on December 23, 2008.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(6)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on February 12, 2009.
(7)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(8)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.

(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(16)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K/A filed on February 26, 2007.
(27)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

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

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2007 and 2006:

	2007	2006

Audit Fees	-	-
Audit-Related Fees	-	$6,750
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$6,750

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

Date: July 6, 2009	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	July 6, 2009
Ian R. McNeil	(Principal Executive Officer)

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	July 6, 2009
Melvin L. Williams	(Principal Accounting Officer)