Form 10-Q/A
period 2008-03-31
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
TO
Form 10-Q
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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “2008 First Quarter 10-Q”) is being filed with the Securities and Exchange Commission (the “SEC”) to update the presentation of comparative financial periods from prior periods which have been restated as discussed in our amended filings for the periods ended March 31, 2005 through December 31, 2007 and the period from January 14, 2000 (date of inception) through December 31, 2007.

This amendment also reflects a reclassification of certain immaterial items in the financial statements for the period ended March 31, 2008 and the three month period then ended, including the reclassifications of:

•      accounting fees from general and administrative expense to general and administrative expense - related party;

•      rental revenue from operating revenue to other revenue; and

•      interest expense from operating expenses to other expenses.;

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

This Form 10-Q/A sets forth the 2008 First Quarter Form 10-Q in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatements made in our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and the items that are unchanged from the 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB.  This Form 10-Q/A also includes revisions and additional disclosures in response to comments from the SEC’s staff included in a series of comment letters from the staff to us with respect to our currently pending Registration Statement on Form S-/1/A (File No. 333-132929).

Other than the amending of the disclosures relating to the restatements made to our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and responding to the staff’s comments, no other material modifications or updates have been made to the 2008 First Quarter Form 10-Q.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2008 First Quarter Form 10-Q.  This Form 10-Q/A does not describe events occurring after the 2008 First Quarter Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2008 First Quarter Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2008 First Quarter Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$17,184,152	$12,007,344
Prepaid expenses	173,628	192,789

Total current assets	17,357,780	12,200,133

Property and equipment, net	6,574,027	5,064,460
Mineral properties	12,702,258	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits	183,000	183,000

Total non-current assets	149,442,312	147,932,745

Total assets	$166,800,092	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$774,954	$849,910
Accounts payable - related party	57,382	41,974
VRIC payable, current portion - related party	183,451	179,830
Capital lease payable, current portion	23,239	22,983

Total current liabilities	1,039,026	1,094,697

Long-term liabilities
VRIC payable, net of current portion - related party	2,106,287	2,153,530
Capital lease payable, net of current portion	58,411	64,317
Deferred tax liability	50,256,029	50,619,658

Total long-term liabilities	52,420,727	52,837,505

Total liabilities	53,459,753	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 104,116,641and 96,865,391shares,
respectively, issued and outstanding	104,117	96,865
Additional paid-in capital	123,996,014	116,223,907
Common stock subscribed	61,000	108,000
Accumulated deficit during exploration stage	(10,820,792)	(10,228,096)

Total stockholders' equity	113,340,339	106,200,676

Total liabilities and stockholders' equity	$166,800,092	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of Inception)
	For the three months ended		Through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	114,518	295,308	4,176,228
Mineral exploration and evaluation expenses - related party	90,000	90,000	945,000
Administrative - Clarkdale site	235,140	-	748,899
General and administrative	591,851	333,450	4,192,541
General and administrative - related party	16,403	-	48,824
Depreciation	15,123	2,789	60,133

Total operating expenses	1,063,035	721,547	10,171,625

Loss from operations	(1,063,035)	(721,547)	(10,171,625)

Other income (expense):
Rental revenue	9,300	7,620	45,710
Loss on equipment disposition	-	-	(4,526)
Interest expense	(950)	-	(3,012)
Interest and dividend income	98,360	33,898	489,723

Total other income (expense)	106,710	41,518	527,895

Loss before income taxes	(956,325)	(680,029)	(9,643,730)

Income tax benefit	363,629	270,094	2,966,106

Loss from continuing operations	(592,696)	(409,935)	(6,677,624)

Discontinued operations:
Loss from discontinued operations	-	-	(4,143,168)

Net loss	$(592,696)	$(409,935)	$(10,820,792)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	0.00	0.00

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	101,430,625	77,717,438

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2007	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

Issuance of common stock for cash, $0.65 per share from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock for cash Reg. D - Private Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common stock as commission in connection with foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options issued to officer over vesting period	-	-	859	-	-	859

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Net loss March 31, 2008	-	-	-	-	(592,696)	(592,696)

Balance, March 31, 2008	104,116,641	$104,117	$123,996,014	$61,000	$(10,820,792)	$113,340,339

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2008	March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,696)	$(409,935)	$(10,820,792)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(592,696)	(409,935)	(6,677,624)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	15,123	2,789	60,133
Stock based expenses	18,859	129,293	977,022
Loss on disposition of fixed assets	-	-	5,875
Amortization of prepaid expense	43,222	-	213,635
Changes in operating assets and liabilities:
Other current assets	(24,062)	(13)	(387,264)
Other assets	-	-	(183,000)
Accounts payable and accrued liabilities	(144,275)	(242,713)	22,051
Deferred income taxes	(363,629)	(270,094)	(2,966,106)

Net cash used in operating activities	(1,047,458)	(790,673)	(8,935,278)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	(82,158)	(130,105)
Capitalized interest	(46,378)	(17,942)	(208,551)
Purchase of property and equipment	(1,393,584)	(5,746)	(5,590,966)

Net cash used in investing activities	(1,439,962)	(10,005,846)	(16,806,756)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,713,500	21,453,817	43,489,500
Stock issuance costs	-	(611,230)	(677,570)
Principal payments on capital lease payable	(5,650)	-	(34,589)
Principal payments on deferred purchase liability	(43,622)	(42,058)	(211,450)
Proceeds from subscribed stock	-	-	360,000

Net cash provided by financing activities	7,664,228	20,800,529	42,925,891
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	5,176,808	10,004,010	17,184,152

CASH AT BEGINNING OF PERIOD	12,007,344	3,684,248	-

CASH AT END OF PERIOD	$17,184,152	$13,688,258	$17,184,152

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2008	March 31, 2007	March 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$(950)	$-	$51,863

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through financing	$84,727	$-	$129,417

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$8,078,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,628,188	$2,628,188

Net deferred tax liability assumed	$-	$48,076,734	$53,584,304

Merger option payment applied to the acquisition	$-	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

The interim financial statements present the balance sheets, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

Reclassifications – Certain amounts in the financial statements have been reclassified to conform to current period presentation.

The Company reclassified from general and administrative expense to loss from discontinued operations $120,708 related to a foreign currency translation gain for the period from January 14, 2000 (date of inception) through March 31, 2008. The Company also reclassified from operating revenue to other revenue $9,300, $7,620 and $45,710 related to rental revenue for the periods ended March 31, 2008 and 2007 and the period from January 14, 2000 (date of inception) through March 31, 2008, respectively. In addition, the Company reclassified from operating expenses to other expense $950, $0 and $3,012 related to interest expense for the periods ended March 31, 2008 and 2007 and the period from January 14, 2000 (date of inception) through March 31, 2008, respectively. The Company also reclassified from general and administrative expense to general and administrative expense – related party $7,160 related to related party accounting fees for the period from January 14, 2000 (date of inception) through March 31, 2008.

The Company believes these reclassifications are appropriate and in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the periods ended March 31, 2008 and 2007 and the period from January 14, 2000 (date of inception) through March 31, 2008 as a result of these reclassifications.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and is amortized over the asset’s useful life once production commences.  Interest cost capitalized was $46,378 and $17,942 for the periods ended March 31, 2008 and 2007, respectively.

Exploration costs – Mineral exploration costs are expensed as incurred.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2008, exploration is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Discontinued operations - On February 10, 2005, the Company announced that it was reorganizing itself and changing its focus from biotech to becoming a mineral exploration company, dedicated to the discovery and exploration of gold and other precious metal deposits.  Activity between January 1 and February 10, 2005 consisted of minor general and administrative expenses and as a result was not included in loss from discontinued operations. The consolidated unaudited statement of operations for the period of January 14, 2000 (date of inception) through March 31, 2008 contains net losses prior to January 1, 2005 of $4,143,168 from discontinued operations.

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

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), “Accounting for Income Taxes” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
On July 13, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provision of FIN 48 on January 1, 2007, which did not have any impact on the consolidated financial statements.

For acquired properties, that do not constitute a business as defined in Emerging Issues Task Force No. 98-03 (“EITF 98-03”), deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with EITF 98-11 “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations” and SFAS 109, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

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

New accounting pronouncements – On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.”  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS 161 will have on the consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  The Company has adopted SFAS 159 as of January 1, 2008. There was no impact on our consolidated financial position, results of operations or cash flows.

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

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (“TI”) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale Arizona, through its wholly owned subsidiary CML.  This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”). Subsequent to the acquisition, Mr. Harry Crockett joined the Company’s board of directors. VRIC is an affiliate of Mr. Crockett.

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

3.   CLARKDALE SLAG PROJECT – (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT – (continued)

The following table reflects the recorded purchase consideration for the Slag Project:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Warrants issued for joint venture option	1,918,481
Common stock issued	66,879,375
Monthly payments, current portion	167,827
Monthly payments, net of current portion	2,333,360
Acquisition costs	127,000

Total purchase price	82,216,043

Net deferred income tax liability assumed - slag project	48,076,734

$130,292,777

The following table reflects the components of the Slag Project:

Allocation of acquisition cost:
Slag project (including net deferred tax liability assumed of $48,076,734)	$120,766,877
Land - slag pile site	5,916,150
Land	3,300,000
Income property and improvements	309,750

Net assets acquired	$130,292,777

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

As of March 31, 2008 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims.

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

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2008, exploration on these properties is progressing in accordance with the Company’s plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

The following table summarizes the changes of mineral properties for the periods ended March 31, 2008 and December 31, 2007:

Total mineral properties balance, December 31, 2006	$5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000
Net deferred income tax liability assumed	2,762,968

Total mineral properties balance, March 31, 2008 and December 31, 2007	$12,702,258

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at March 31, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	March 31, 2008	December 31, 2007
Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	Jul-11	$81,650	$87,300

					81,650	87,300
Capital lease payable, current portion					(23,239)	(22,983)

Capital lease payable, net of current portion					$58,411	$64,317

The following table represents future minimum lease payments on the capital lease for each of the twelve month periods ending March 31,

2009	$26,401
2010	26,401
2011	26,401
2012	8,800
Thereafter	—

Total future minimum lease payments	$88,033
Imputed interest	(6,353)

Present value of future minimum lease payments	$81,650

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

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2008	2007

Dividend yield	—	—
Expected volatility	—	76.6%
Risk-free interest rate	—	2.88% to 4.68%
Expected life (years)	—	2 to 4.25

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

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2008 and December 31, 2007,

	March 31, 2008	December 31, 2007

Income tax benefit per financial statements	$(363,406)	$(1,254,833)
Non-deductible and other	661	4,807
Change in valuation allowance	(884)	119,193
Rate change	—	50,458

Income tax benefit	$(363,629)	$(1,080,375)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Deferred income tax assets

Net operating loss carryforward	$3,328,275	$2,964,646
Option compensation	325,288	324,962

Gross deferred income tax asset	3,653,563	3,289,608
Valuation allowance	(322,314)	(323,198)
	3,331,249	2,966,410
Deferred income tax liabilities

Property, plant & equipment	2,974	1,764
Acquisition related liabilities	53,584,304	53,584,304

Net deferred income tax liability	$50,256,029	$50,619,658

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

The Company incurred total fees and reimbursement of expenses to CMOW of $16,313 and $90, respectively, for the three months ended March 31, 2008.  Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $4,405 of the above CMOW fees and expenses for the three months ended March 31, 2008. At March 31, 2008, the Company had an outstanding balance due to CMOW of $18,647.

During the three months ended March 31, 2007, the Company did not utilize services of CMOW.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q/A, or the Report, are “forward-looking statements.”  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties.  There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

SLAG MATERIAL
Tramp Iron Separator
Initial Crushing & Screening
Loading & Transport
Module Building
GRINDING
Impact Mill
Add Water
Vibratory Mill
Add Water & Leach Chemicals
LEACHING
1
2
3
6 Leach Tanks
4
5
6
EXTRACTION
Zn
Cu
Au + Ag
Resin Columns
Pregnant Solution Tank
FILTERING
1
2 Filter Presses
2
Electrowinning Building
EXTRACTION
Cu
Zn
Electrowinning Circuits
FILTERED BYPRODUCT "FERROSILICATES"
Stored and/or Sold to Market
GOLD & SILVER LOADED RESINS
Sold to Refinery
COPPER & ZINC METAL
Sold to Refinery/Market

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

Restatement of Consolidated Statement of Operations March 31, 2007

The following table summarizes overall restatements to the consolidated statements of operations for the three months ended March 31, 2007 and for the period from January 14, 2000 (date of inception) through December 31, 2007, and reconciles the previously reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended March 31, 2007	As Reported	Adjustments	As Restated

Mineral exploration and evaluation expenses (6)	$385,308	$(90,000)	$295,308
Mineral exploration and evaluation
expenses - related party (6)	-	90,000	90,000
Total operating expenses	721,547	-	721,547
Loss from operations	(713,927)	-	(713,927)
Income tax benefit (5)	-	270,094	270,094
Net loss	$(680,029)	$270,094	$(409,935)

Loss per common share	$(0.01)	-	$(0.01)

Summarized Consolidated Statement of Operations -
For the period from January 14, 2000 (date of inception)
Through December 31, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$8,989,944	$-	$8,989,944
Loss from operations	(8,953,534)	-	(8,953,534)
Loss from operations before income tax	(8,566,697)	-	(8,566,697)
Income tax benefit (5)	1,677,940	924,536	2,602,476
Net loss	$(11,152,632)	$924,536	$(10,228,096)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1)	Restated for capitalization of interest related to deferred purchase liability.
(2)	Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3)	Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4)	Restated for deferred tax computation related to acquisition accounting.
(5)	Restated for deferred tax benefit related to mineral property acquisition.
(6)	Reclassified related party mineral exploration and evaluation expense.

Results of Operations

The following table illustrates a summary of our results of operations or the periods listed below:

	Quarter Ended March 31,
	2008	2007	Percent Increase/(Decrease)
Revenue	$--	$--	n/a
Operating Expenses	(1,063,035)	(721,547)	47.3%
Other Income	106,710	41,518	157%
Income tax benefit	363,629	270,094	34.6%
Net Loss	$(592,696)	$(409,935)	44.6%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Quarter Ended March 31,
	2008	2007	Percent Increase/(Decrease)
Mineral exploration and evaluation expenses	$114,518	$295,308	(61.2	) %
Mineral exploration and evaluation expenses – related party	90,000	90,000	0.0%
Administrative – Clarkdale site	235,140	-	n/a
General and administrative	591,851	333,450	77.5%
General and administrative – related party	16,403	-	n/a
Depreciation	15,123	2,789	442%
Interest expense	950	-	n/a
Total Operating Expenses	$1,063,035	$721,547	47.3%

Operating expenses increased to $1,063,035 in the quarter ended March 31, 2008 from $721,547 in the quarter ended March 31, 2007.  Operating expense increased in the quarter ended March 31, 2008 primarily as a result of increases in general and administrative expenses and Clarkdale site administrative expenses, offset by decreases in mineral exploration and evaluation expenses.

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

In addition, we incurred $16,403 in the quarter ended March 31, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $4,405 of the above Cupit Milligan’s fees and expenses for the three months ended March 31, 2008.  During the three months ended March 31, 2007, the Company did not utilize the services of Cupit Milligan.

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

Other Income and Expenses

Total other income increased to $106,710 in the quarter ended March 31, 2008 from $41,518 in the quarter ended March 31, 2007.  The increase in total other income primarily resulted from an increase in interest and dividend income.

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

Working Capital

The following is a summary of our working capital at March 31, 2008:

	At March 31, 2008	At December 31, 2007	Percent Increase/(Decrease)
Current Assets	$17,357,780	$12,200,133	42.3%
Current Liabilities	(1,039,026)	(1,094,697)	(5.1	) %
Working Capital	$16,318,754	$11,105,436	46.9%

As of March 31, 2008, we had an accumulated deficit of $10,820,792. As of March 31, 2008, we had working capital of $16,318,754, compared to working capital of $11,105,436 as of March 31, 2007. The increase in our working capital was primarily attributable to the completion of our private placements in 2008 partially offset by our net loss. Cash was $17,184,152 as of March 31, 2008, as compared to $12,007,344 as of December 31, 2007.  Property and equipment increased to $6,574,027 as of March 31, 2008 from $5,064,460 as of December 31, 2007.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

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

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Quarter Ended March 31,
	2008	2007	Percent Increase/(Decrease)
Cash Flows used in Operating Activities	$(1,047,458)	$(790,673)	32.5%
Cash Flows used in Investing Activities	(1,439,962)	(10,005,846)	(85.6	) %
Cash Flows provided by Financing Activities	7,664,228	20,800,529	(63.2	) %
Net Increase in Cash During Period	$5,176,808	$10,004,010	(48.3	) %

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $16,950,000. As of March 31, 2008, we had cash reserves in the amount of $17,184,152.  Our cash position now exceeds our anticipated 12 month budget of $16,950,000.  Although this amount is sufficient to meet our anticipated costs for our development and exploration activities during the next twelve months, the actual costs of completing those activities may be greater than anticipated.  If the actual costs are significantly greater than anticipated, if we proceed with our development and exploration activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for our fiscal year beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the potential impact of adopting this statement on our consolidated financial position, results of operations or cash flows.

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

In September 2007, the FASB published Proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.”  The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133.  Convertible debt instruments within the scope of the proposed FSP are not addressed by the existing APB 14. The proposed FSP would require that the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate.  This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component).  The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP No. APB 14-a is effective for our fiscal year beginning January 1, 2009 and early adoption is not permitted.  We are currently evaluating the impact that Proposed FSP may have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  We have adopted SFAS 159 as of January 1, 2008.  There was no impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

NOTE: This Item 4. Controls and Procedures has been updated to reflect the restatement of our 2005, 2006 and 2007 financial statements, as discussed above in the Introductory Explanatory Note and in Item 2 under the section heading “Restatements.”

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A represents an amended filinG for the covered period.  In connection with this amendment to our Quarterly Report for the period ended March 31, 2008, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting.  For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In evaluating whether our disclosure controls and procedures were effective as of March 31, 2008, management considered the impact of the restatements to our 2005 First Quarter Form 10-QSB through our 2007 Annual Report on Form 10-KSB, as outlined in Item 2, as well as our control environment.

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

During the fourth quarter of 2008, in the course of preparing for our year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the three month period ended March 31, 2008 which resulted in the restatements described above.  Although management does not anticipate making restatements to the financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.

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
Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

Management will continue to evaluate the effectiveness of our disclosure controls and procedures on an ongoing basis, and has taken action and implemented improvements as necessary.

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