Form 10-Q/A
period 2008-06-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the six months ended June 30, 2008 (the “2008 Second Quarter 10-Q”) is being filed with the Securities and Exchange Commission (the “SEC”) to update the presentation of comparative financial periods from prior periods which have been restated as discussed in our amended filings for the periods ended March 31, 2005 through December 31, 2007 and the period from January 14, 2000 (date of inception) through December 31, 2007.

This amendment also reflects a reclassification of certain immaterial items in the financial statements for the period ended June 30, 2008 and the six month period then ended, including the reclassifications of:

●     accounting fees from general and administrative expense to general and administrative expense - related party; and

●     rental revenue from operating revenue to other revenue.

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

Joint Venture Agreement – During the second quarter of 2008, we also determined that the accounting treatment for the 12,000,000 warrants issued to Nanominerals Corp.  (“Nanominerals”) and its designates in connection with the assignment of the option for the Clarkdale Slag Project approved on June 1, 2005 was not appropriate.  We have assigned a value to the warrants of $1,310,204 by using the sales price of shares of common stock issued in connection with a private placement conducted at the time the warrants were issued.  The adjustment also included the deferred future income tax liability assumed of $608,277 for a total increase in purchase consideration of $1,918,481.  Nanominerals is one of our principal stockholders, and is an affiliate of two members of our executive management and board of directors, Ian R. McNeil and Carl S. Ager.

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

This Form 10-Q/A sets forth the 2008 Second Quarter Form 10-Q in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatements made in our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and the items that are unchanged from the 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB.  This Form 10-Q/A also includes revisions and additional disclosures in response to comments from the SEC’s staff included in a series of comment letters from the staff to us with respect to our currently pending Registration Statement on Form S-/1/A (File No. 333-132929).

Other than the amending of the disclosures relating to the restatements made to our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and responding to the staff’s comments, no other material modifications or updates have been made to the 2008 Second Quarter Form 10-Q.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2008 Second Quarter Form 10-Q.  This Form 10-Q/A does not describe events occurring after the 2008 Second Quarter Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2008 Second Quarter Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2008 Second Quarter Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$13,538,031	$12,007,344
Prepaid expenses	132,727	192,789

Total current assets	13,670,758	12,200,133

Property and equipment, net	8,984,271	5,064,460
Mineral properties	16,947,419	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits	284,000	183,000

Total non-current assets	156,198,717	147,932,745

Total assets	$169,869,475	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$946,542	$849,910
Accounts payable - related party	45,926	41,974
VRIC payable, current portion - related party	187,144	179,830
Capital lease payable, current portion	23,498	22,983

Total current liabilities	1,203,110	1,094,697

Long-term liabilities
VRIC payable, net of current portion - related party	2,058,092	2,153,530
Capital lease payable, net of current portion	52,438	64,317
Deferred tax liability	51,363,915	50,619,658

Total long-term liabilities	53,474,445	52,837,505

Total liabilities	54,677,555	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 105,728,409 and 96,865,391 shares,
respectively, issued and outstanding	105,728	96,865
Additional paid-in capital	126,748,860	116,223,907
Common stock subscribed	18,000	108,000
Accumulated deficit during exploration stage	(11,680,668)	(10,228,096)

Total stockholders' equity	115,191,920	106,200,676

Total liabilities and stockholders' equity	$169,869,475	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	334,390	163,676	448,908	458,984	4,510,618
Mineral exploration and evaluation
expenses - related party	90,000	90,000	180,000	180,000	1,035,000
Administrative - Clarkdale site	272,769	-	507,908	-	1,021,667
General and administrative	689,031	721,558	1,281,025	1,055,008	4,881,715
General and administrative - related party	10,722	-	27,125	-	59,546
Depreciation	15,430	11,453	30,552	14,243	75,562

Total operating expenses	1,412,342	986,687	2,475,518	1,708,235	11,584,108

Loss from operations	(1,412,342)	(986,687)	(2,475,518)	(1,708,235)	(11,584,108)

Other income (expense):
Rental revenue	7,740	11,960	17,040	19,580	53,450
Loss on equipment disposition	-	-	-	-	(4,526)
Interest expense	(887)	(44)	(1,837)	(44)	(3,899)
Interest and dividend income	40,479	117,842	138,839	151,740	530,202

Total other income (expense)	47,332	129,758	154,042	171,276	575,227

Loss before income taxes	(1,365,010)	(856,929)	(2,321,476)	(1,536,959)	(11,008,881)

Income tax benefit	505,275	270,094	868,904	540,188	3,471,381

Loss from continuing operations	(859,735)	(586,835)	(1,452,572)	(996,771)	(7,537,500)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(859,735)	$(586,835)	$(1,452,572)	$(996,771)	$(11,680,668)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	104,276,436	91,393,212	102,853,530	84,593,103

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, December 31, 2007	96,865,391	$96,865	$116,223,907	$108,000	$(10,228,096)	$106,200,676

Issuance of common stock for cash, $0.65 per share from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock for cash Reg. D - Private Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common stock as commission in connection with foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options issued to officer over vesting period	-	-	859	-	-	859

Issuance of common stock for cash, $0.25 per share from exercise of stock options	200,000	200	49,800	(25,000)	-	25,000

Issuance of common stock for directors' compensation	11,768	11	35,989	(18,000)	-	18,000

Issuance of common stock for mining claims	1,400,000	1,400	2,630,600	-	-	2,632,000

Effect of modification of stock options issued to an employee	-	-	36,457	-	-	36,457

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Net loss June 30, 2008	-	-	-	-	(1,452,572)	(1,452,572)

Balance, June 30, 2008	105,728,409	$105,728	$126,748,860	$18,000	$(11,680,668)	$115,191,920

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,452,572)	$(996,771)	$(11,680,668)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(1,452,572)	(996,771)	(7,537,500)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	30,552	14,243	75,562
Stock based expenses	73,316	143,103	1,031,479
Loss on disposition of fixed assets	-	-	5,875
Amortization of prepaid expense	86,445	9,999	256,858
Changes in operating assets and liabilities:	.
Other current assets	(19,591)	(120,014)	(382,793)
Other assets	(101,000)	-	(284,000)
Accounts payable and accrued liabilities	(269,650)	(328,306)	(103,324)
Deferred income taxes	(868,904)	(540,188)	(3,471,381)

Net cash used in operating activities	(2,521,404)	(1,817,934)	(10,409,224)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	(130,105)	(130,105)
Capitalized interest	(91,877)	(66,852)	(254,050)
Purchase of property and equipment	(3,495,044)	(971,553)	(7,692,425)

Net cash used in investing activities	(3,586,921)	(11,068,510)	(18,953,714)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,738,500	21,453,817	43,514,500
Stock issuance costs	-	(677,570)	(677,570)
Principal payments on capital lease payable	(11,364)	(20,000)	(40,303)
Principal payments on deferred purchase liability	(88,124)	(83,148)	(255,952)
Proceeds from subscribed stock	-	195,000	360,000

Net cash provided by financing activities	7,639,012	20,868,099	42,900,675
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,530,687	7,981,655	13,538,031

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,538,031	$11,665,903	$13,538,031

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2008	June 30, 2007	June 30, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$1,837	$44	$54,650

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through financing	$363,442	$-	$808,132

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$2,632,000	$4,508,000	$10,710,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,628,188	$2,628,188

Net deferred tax liability assumed	$1,613,161	$50,839,702	$55,197,465

Merger option payment applied to the acquisition	$-	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

The Company reclassified from operating revenue to other revenue $17,040, $19,580, and $53,540 related to rental revenue for the periods ended June 30, 2008 and 2007 and the period from January 14, 2000 (date of inception) through June 30, 2008, respectively. Additionally, the Company reclassified from general and administrative expense to general and administrative expense – related party $7,160 related to related party accounting fees for the period from January 14, 2000 (date of inception) through June 30, 2008.

The Company believes these reclassifications are appropriate and are in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the periods ended June 30, 2008 and 2007 and the period from January 14, 2000 (date of inception) through June 30, 2008 as a result of these reclassifications.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2008, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

New accounting pronouncements – In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement of Financial Accounting No. 157 (“SFAS 157”), “Fair Value Measurements,” and SFAS 107.  SFAS 159 is effective for our fiscal year beginning after November 15, 2007. The Company has adopted SFAS 159 as of January 1, 2008. There was no impact on our consolidated financial position, results of operations or cash flows.

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

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at June 30, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	June 30, 2008	December 31, 2007
Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	Jul-11	$75,936	$87,300

					75,936	87,300
Capital lease payable, current portion					(23,498)	(22,983)

Capital lease payable, net of current portion					$52,438	$64,317

The following table represents future minimum lease payments on the capital lease for each of the twelve month periods ending June 30,

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

Expenses for the six months ended June 30, 2008 and 2007 related to vesting and granting of stock options were $859 and $143,104, respectively and are included in general and administrative expense.  The Company recorded $36,457 in stock option modification expense during the three months ended June 30, 2008. No such stock option modifications occurred before.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2008 and 2007,

	June 30, 2008	June 30, 2007

Income tax benefit per financial statements	$(882,110)	$(584,044)
Non-deductible and other	2,125	2,128
Change in valuation allowance	11,081	(8,730)
Rate change	—	50,458

Income tax benefit	$(868,904)	$(540,188)

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Deferred income tax assets

Net operating loss carryforward	$3,833,550	$2,964,646
Option compensation	339,142	324,962

Gross deferred income tax asset	4,172,692	3,289,608
Valuation allowance	(334,279)	(323,198)
	3,838,413	2,966,410
Deferred income tax liabilities

Property, plant & equipment	4,863	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$51,363,915	$50,619,658

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

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash investments.  The Company places its temporary cash investments in United States Treasury instruments with two financial institutions.  Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation for up to $100,000 per financial institution.

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

For the six months ended June 30, 2008, the Company incurred total fees and reimbursement of expenses to NMC of $180,000 and $51,953, respectively. At June 30, 2008, the Company had an outstanding balance due to NMC of $35,204.

During the six months ended June 30, 2008, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees and reimbursement of expenses to CMOW of $27,035 and $90, respectively, for the six months ended June 30, 2008.  Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $7,300 of the above CMOW fees and expenses for the six months ended June 30, 2008. At June 30, 2008, the Company had an outstanding balance due to CMOW of $10,722.

During the six months ended June 30, 2007, the Company did not utilize services of CMOW.

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

Anticipated Cash Requirements

Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $11,050,000.  As of June 30, 2008, we had cash reserves in the amount of $13,538,031.  Our cash position at June 30, 2008 exceeds our anticipated minimum 12 month budget of $11,050,000 by approximately $2,488,031.

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

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	COST

Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,100,000
Consulting Services	$2,000,000
SUBTOTAL	$5,100,000

Clarkdale Slag Project
Building Rehabilitation	$750,000
Production Module Assembly	$2,500,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000
SUBTOTAL	$4,950,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000
SUBTOTAL	$1,000,000

TOTAL	$11,050,000

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

Restatement of Consolidated Statement of Operations June 30, 2007

The following table summarizes consolidated statements of operations for the three and six months ended June 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended June 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$986,687	$-	$986,687
Loss from operations	(974,727)	-	(974,727)
Income tax benefit (5)	-	270,094	270,094
Net loss (5)	$(856,929)	$270,094	$(586,835)

Loss per common share	$(0.01)		$(0.01)

Summarized Consolidated Statement of Operations -
For the six months ended June 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses	$1,708,235	$-	$1,708,235
Loss from operations	(1,688,655)	-	(1,688,655)
Loss from operations before income tax	(1,536,959)	-	(1,536,959)
Income tax benefit (5)	-	540,188	540,188
Net loss (5)	$(1,536,959)	$540,188	$(996,771)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1)	Restated for capitalization of interest related to deferred purchase liability.
(2)	Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3)	Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4)	Restated for deferred tax computation related to acquisition accounting.
(5)	Restated for deferred tax benefit related to mineral property acquisition.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Percent Increase/ (Decrease)		2008	2007	Percent Increase/ (Decrease)
Revenue	$--	$--	n/a		$--	$--	n/a
Operating Expenses	(1,412,342)	(986,687)	43.1%		(2,475,518)	(1,708,235)	44.9%
Other Income	47,332	129,758	(63.5	) %	154,042	171,276	(10.1	) %
Income tax benefit	505,275	270,094	87.1%		868,904	540,188	60.9%
Net Loss	$(859,735)	$(586,835)	46.5%		$(1,452,572)	$(996,771)	45.7%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Percent Increase/ (Decrease)		2008	2007	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$334,390	$163,676	104.3%		$448,908	$458,984	2.2%
Mineral exploration and evaluation expenses – related party	90,000	90,000	0.0%		180,000	180,000	0.0%
Administrative – Clarkdale site	272,769	-	n/a		507,908	-	n/a
General and administrative	689,031	721,558	(4.5	) %	1,281,025	1,055,008	21.4%
General and administrative – related party	10,722	-	n/a		27,125	-	n/a
Depreciation	15,430	11,453	34.7%		30,552	14,243	114.5%
Total Operating Expenses	$1,412,342	$986,687	43.1%		$2,475,518	$1,708,235	44.9%

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

In addition, we incurred $27,125 during the six month period ended June 30, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $7,300 of the above Cupit Milligan fees and expenses for the six months ended June 30, 2008.  We did not incur such expenses to such firm during the six month period ended June 30, 2007.

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

In addition, we incurred $10,722 during the three month period ended June 30, 2008 for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $2,884 of the above Cupit Milligan fees and expenses for the three months ended June 30, 2008.  We did not incur such expenses to such firm during the three month period ended June 30, 2007.

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

Other Income and Expenses

Six month period ended June 30, 2008 compared to 2007.  Total other income decreased to $154,042 during the six month period ended June 30, 2008 from $171,276 during the six month period ended June 30, 2007.  The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned is attributable to lower interest rates during the six month period ended June 30, 2008 as compared to the same period in 2007.

Three month period ended June 30, 2008 compared to 2007.  Total other income decreased to $47,332 during the three month period ended June 30, 2008 from $129,758 during the three month period ended June 30, 2007.  The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned is attributable to lower interest rates during the three month period ended June 30, 2008 as compared to the same period in 2007.

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

Working Capital

The following is a summary of our working capital at June 30, 2008:

	At June 30, 2008	At December 31, 2007	Percent Increase/(Decrease)
Current Assets	$13,670,758	$12,200,133	12.1%
Current Liabilities	(1,203,110)	(1,094,697)	9.9%
Working Capital	$12,467,648	$11,105,436	12.3%

As of June 30, 2008, we had an accumulated deficit of $11,680,668. As of June 30, 2008, we had working capital of $12,467,648, compared to working capital of $11,105,436 as of December 31, 2007. The increase in our working capital was primarily attributable to the completion of our private placements in 2008 partially offset by our net loss and capital expenditures. Cash was $13,538,031 as of June 30, 2008, as compared to $12,007,344 as of December 31, 2007.  Property and equipment increased to $8,984,271 as of June 30, 2008 from $5,064,460 as of December 31, 2007.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

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

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2008	2007	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,521,404)	$(1,817,934)	38.7%
Cash Flows Used in Investing Activities	(3,586,921)	(11,068,510)	(67.6	) %
Cash Flows Provided by Financing Activities	7,639,012	20,868,099	(63.4	) %
Net Increase in Cash During Period	$1,530,687	$7,981,655	(80.8	) %

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $11,050,000. As of June 30, 2008, we had cash reserves in the amount of $13,538,031.  Our cash position at June 30, 2008 exceeds our anticipated minimum 12 month budget of $11,050,000 by approximately $2,488,031.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A represents an amended filing for the covered period.  In connection with this amendment to our Quarterly Report for the period ended June 30, 2008, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting.  For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In evaluating whether our disclosure controls and procedures were effective as of June 30, 2008, management considered the impact of the restatements to our 2005 First Quarter Form 10-QSB through our 2007 Annual Report on Form 10-KSB, as outlined in Item 2, as well as our control environment.

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

During the fourth quarter of 2008, in the course of preparing for our year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the six month period ended June 30, 2008 which resulted in the restatements described above.  Although management does not anticipate making restatements to the financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.

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
Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

On June 30, 2008, we issued 8,652 shares of our common stock to our non-management directors.  These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.08 per share with respect to 8,652 shares, being the closing price of our common stock on June 30, 2008, the last trading day of the second quarter of 2008.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2008.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q/A, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

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