Form 10-Q/A
period 2008-09-30
Searchlight Minerals Corp.
filed 2009-07-07
CIK 1084226

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

This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2008 (the “2008 Third Quarter 10-Q”) is being filed with the Securities and Exchange Commission (the “SEC”) to update the presentation of comparative financial periods from prior periods which have been restated as discussed in our amended filings for the periods ended March 31, 2005 through December 31, 2007 and the period from January 14, 2000 (date of inception) through December 31, 2007.

This amendment also reflects a reclassification of certain immaterial items in the financial statements for the period ended September 30, 2008 and the nine month period then ended, including the reclassifications of accounting fees from general and administrative expense to general and administrative expense - related party.

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

This Form 10-Q/A sets forth the 2008 Third Quarter Form 10-Q in its entirety.  This Form 10-Q/A includes items that have been changed as a result of the restatements made in our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and the items that are unchanged from the 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB.  This Form 10-Q/A also includes revisions and additional disclosures in response to comments from the SEC’s staff included in a series of comment letters from the staff to us with respect to our currently pending Registration Statement on Form S-/1/A (File No. 333-132929).

Other than the amending of the disclosures relating to the restatements made to our 2005 First Quarter Form 10-QSB through the 2007 Annual Report on Form 10-KSB, and responding to the staff’s comments, no other material modifications or updates have been made to the 2008 Third Quarter Form 10-Q.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2008 Third Quarter Form 10-Q.  This Form 10-Q/A does not describe events occurring after the 2008 Third Quarter Form 10-Q (including with respect to exhibits), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2008 Third Quarter Form 10-Q.  Accordingly, this Form 10-Q/A should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2008 Third Quarter Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A.

Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$9,809,302	$12,007,344
Prepaid expenses	254,272	192,789

Total current assets	10,063,574	12,200,133

Property and equipment, net	11,377,569	5,064,460
Mineral properties	16,947,419	12,702,258
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	103,100	183,000

Total non-current assets	158,411,115	147,932,745

Total assets	$168,474,689	$160,132,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$900,494	$849,910
Accounts payable - related party	65,526	41,974
VRIC payable, current portion - related party	190,912	179,830
Capital lease payable, current portion	23,761	22,983

Total current liabilities	1,180,693	1,094,697

Long-term liabilities
VRIC payable, net of current portion - related party	2,008,928	2,153,530
Capital lease payable, net of current portion	46,399	64,317
Deferred tax liability	50,914,652	50,619,658

Total long-term liabilities	52,969,979	52,837,505

Total liabilities	54,150,672	53,932,202

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 105,847,345 and 96,865,391 shares, respectively, issued and outstanding	105,847	96,865
Additional paid-in capital	126,809,741	116,223,907
Common stock subscribed	-	108,000
Accumulated deficit during exploration stage	(12,591,571)	(10,228,096)

Total stockholders' equity	114,324,017	106,200,676

Total liabilities and stockholders' equity	$168,474,689	$160,132,878

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	392,323	199,961	841,231	810,539	4,902,941
Mineral exploration and evaluation expenses - related party	90,000	90,000	270,000	270,000	1,125,000
Administrative - Clarkdale site	310,822	-	818,730	-	1,332,489
General and administrative	573,302	471,209	1,854,331	1,374,668	5,455,021
General and administrative - related party	33,335	23,017	60,460	23,017	92,881
Depreciation	15,658	11,710	46,210	25,952	91,220

Total operating expenses	1,415,440	795,897	3,890,962	2,504,176	12,999,552

Loss from operations	(1,415,440)	(795,897)	(3,890,962)	(2,504,176)	(12,999,552)

Other income (expense):
Rental revenue	7,740	8,515	24,780	28,095	61,190
Loss on equipment disposition	-	-	-	-	(4,526)
Interest expense	(832)	(1,049)	(2,669)	(1,049)	(4,731)
Interest and dividend income	48,369	94,580	187,209	246,320	578,572

Total other income (expense)	55,277	102,046	209,320	273,366	569,315

Loss before income taxes	(1,360,163)	(693,851)	(3,681,642)	(2,230,810)	(12,369,047)

Income tax benefit	449,263	270,094	1,318,167	810,282	3,920,644

Loss from continuing operations	(910,900)	(423,757)	(2,363,475)	(1,420,528)	(8,448,403)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(910,900)	$(423,757)	$(2,363,475)	$(1,420,528)	$(12,591,571)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.005)	$(0.02)	$(0.02)
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.01)	$(0.005)	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	105,766,452	93,003,914	103,831,592	84,427,516

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,363,475)	$(1,420,528)	$(12,591,571)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(2,363,475)	(1,420,528)	(8,448,403)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	46,210	25,946	91,220
Stock based expenses	91,316	162,415	1,049,479
Loss on disposition of fixed assets	-	-	5,875
Amortization of prepaid expense	131,235	26,453	301,648
Allowance for bond deposit recovery	180,500	-	180,500
Changes in operating assets and liabilities:
Other current assets	(179,960)	(225,606)	(543,162)
Other assets	(100,600)	-	(283,600)
Accounts payable and accrued liabilities	(279,889)	(360,319)	(113,563)
Deferred income taxes	(1,318,167)	(810,282)	(3,920,644)

Net cash used in operating activities	(3,792,830)	(2,601,921)	(11,680,650)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	(130,105)	(130,105)
Capitalized interest	(136,480)	(114,934)	(298,653)
Purchase of property and equipment	(5,881,572)	(3,016,149)	(10,078,954)

Net cash used in investing activities	(6,018,052)	(13,161,188)	(21,384,846)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,763,500	21,713,817	43,539,501
Stock issuance costs	-	(677,570)	(677,570)
Principal payments on capital lease payable	(17,140)	(23,351)	(46,079)
Principal payments on deferred purchase liability	(133,520)	(125,066)	(301,348)
Proceeds from subscribed stock	-	25,000	360,000

Net cash provided by financing activities	7,612,840	20,912,830	42,874,504
Net cash provided by financing activities from discontinued operations	-	-	3,384,236

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,198,042)	5,149,721	9,809,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,809,302	$8,833,969	$9,809,302

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

The Company reclassified from general and administrative expense to general and administrative expense – related party $7,160 related to related party accounting fees for the period from January 14, 2000 (date of inception) through September 30, 2008.

The Company believes this reclassification is appropriate and is in accordance with Regulation S-X, rule 5-03 – Income Statements.  There was no effect on the consolidated financial statements for the periods ended September 30, 2008 and 2007 and the period from January 14, 2000 (date of inception) through September 30, 2008 as a result of this reclassification.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $136,480 and $114,934 for the periods ended September 30, 2008 and 2007, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2008 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

New accounting pronouncements – The FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation techniques or its application. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures.

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

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurements,” and SFAS 107.  SFAS 159 is effective for our fiscal year beginning after November 15, 2007. The Company has adopted SFAS 159 as of January 1, 2008. There was no impact on our consolidated financial position, results of operations or cash flows.

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

Closing of the TI acquisition occurred on February 15, 2007 (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

d)	The Company paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

e)	The Company paid $9,900,000 in cash to VRIC on the Closing Date;

f)
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

g)
The Company agreed to continue to pay VRIC $30,000 per month until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by the Company (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement;

The acquisition agreement also contains additional contingent payment terms which are based on the Project Funding Date as defined in the agreement:

h)	The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

i)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT (continued)

j)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

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

$130,292,777
.
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The Capital lease payable consisted of the following at September 30, 2008 and December 31, 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	September 30, 2008	December 31, 2007
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$70,160	$87,300

					70,160	87,300
Capital lease payable, current portion					(23,761)	(22,983)

Capital lease payable, net of current portion					$46,399	$64,317

The following table represents future minimum lease payments on the capital lease for each of the twelve month periods ending September 30,

2009	$26,401
2010	26,401
2011	22,001
2012	—
Thereafter	—

Total future minimum lease payments	$74,803
Imputed interest	(4,643)

Present value of future minimum lease payments	$70,160

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

Stock options – During the nine months ended September 30, 2008, the Company did not grant any stock options awards.  As of September 30, 2008 stock options outstanding totaled 3,352,946 with a weighted average strike price of $0.99 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	50,000	$0.21
Options granted	—	—
Options vested	(50,000)	0.21
Options cancelled	—	—

Unvested, September 30, 2008	—	$—

As of September 30, 2008, there were no unvested stock options and as such, there is no related unrecognized compensation expense.

Stock options/warrants – During the nine months ended September 30, 2008 the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2008 and 2007,

	September 30, 2008	September 30, 2007

Income tax benefit per financial statements	$(1,399,024)	$(847,708)
Non-deductible and other	3,579	3,789
Change in valuation allowance	77,278	(16,821)
Rate change	—	50,458

Income tax benefit	$(1,318,167)	$(810,282)

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Deferred income tax assets

Net operating loss carryforward	$4,282,813	$2,964,646
Option compensation	339,142	324,962
Reclamation bond	68,590	—

Gross deferred income tax asset	4,690,545	3,289,608
Valuation allowance	(400,476)	(323,198)
	4,290,069	2,966,410
Deferred income tax liabilities

Property, plant & equipment	7,256	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$50,914,652	$50,619,658

A valuation allowance for deferred tax related to option compensation and the reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2008 and December 31, 2007.

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

The Company incurred total fees and reimbursement of expenses to CMOW of $60,330 and $130, respectively, for the nine months ended September 30, 2008. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $16,289 of the above CMOW fees and expenses for the nine months ended September 30, 2008. At September 30, 2008, the Company had an outstanding balance due to CMOW of $33,335.

During the nine months ended September 30, 2007, the Company incurred total fees and reimbursement of expenses to CMOW of $21,873 and $1,144, respectively. The approximate direct benefit to Mr. Williams was $6,905.

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

Our estimated cash requirements for the next twelve months are as follows:

EXPENSE	COST

Administrative Expenses	$2,000,000
Legal and Accounting Expenses	$1,100,000
Consulting Services	$2,000,000
SUBTOTAL	$5,100,000

Clarkdale Slag Project
Building Rehabilitation	$400,000
Production Module Assembly	$1,000,000
Production Module Operation	$1,200,000
Feasibility Study	$500,000
SUBTOTAL	$3,100,000

Searchlight Gold Project
Metallurgical Testing Program	$600,000
Drilling and Pre-Feasibility Program	$400,000
SUBTOTAL	$1,000,000

TOTAL	$9,200,000

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

Restatement of Consolidated Statement of Operations September 30, 2007

The following table summarizes consolidated statements of operations for the three and nine months ended September 30, 2007 and reconciles the reported amounts to the restated amounts:

Summarized Consolidated Statement of Operations -
For the three months ended September 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses (5)	$796,946	$(1,049)	$795,897
Loss from operations (6)	(788,431)	(7,466)	(795,897)
Total other income (expense) (6)	94,580	7,466	102,046
Income tax benefit (7)	-	270,094	270,094
Net loss (7)	$(693,851)	$270,094	$(423,757)

Loss per common share	$(0.01)		$(0.005)

Summarized Consolidated Statement of Operations -
For the nine months ended September 30, 2007	As Reported	Adjustments	As Restated

Total operating expenses (5)	$2,505,225	$(1,049)	$2,504,176
Loss from operations (6)	(2,477,130)	(27,046)	(2,504,176)
Total other income (expense) (6)	246,320	27,046	273,366
Income tax benefit (7)	-	810,282	810,282
Net loss (7)	$(2,230,810)	$810,282	$(1,420,528)

Loss per common share	$(0.03)		$(0.02)

Notes to the restatement adjustments set forth in the tables above are, as follows:

(1)	Restated for capitalization of interest related to deferred purchase liability.
(2)	Restated for computation of deferred tax liability assumed in mineral property acquisition.
(3)	Restated for revision of the acquisition accounting related to payment terms and conditions contained in the acquisition agreement and the resulting deferred tax liability assumed in the acquisition.
(4)	Restated for deferred tax computation related to acquisition accounting.
(5)	Reclassify interest expense from operating expenses to other income (expense).
(6)	Reclassify interest expense and rental revenue from operations to other income (expense).
(7)	Restated for deferred tax benefit related to mineral property acquisition.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Percent Increase/ (Decrease)		2008	2007	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Operating Expenses	(1,415,440)	(795,897)	77.8%		(3,890,962)	(2,504,176)	55.4%
Other Income	55,277	102,046	(45.8	) %	209,320	273,366	(23.4	) %
Income tax benefit	449,263	270,094	66.3%		1,318,167	810,282	62.7%
Net Loss	$(910,900)	$(423,757)	115.0%		$(2,363,475)	$(1,420,528)	66.4%

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

In addition, we incurred $60,460 and $23,017 during the nine month periods ended September 30, 2008 and 2007, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $16,289 of the above Cupit Milligan fees and expenses for the nine months ended September 30, 2008.  These expenses increased during the nine month period ended September 30, 2008 as compared to 2007 because we did not incur such expenses to the firm prior to the third quarter of 2007.

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

In addition, we incurred $33,335 and $23,017 during the three month periods ended September 30, 2008 and 2007, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $9,000 of the above Cupit Milligan fees and expenses for the three months ended September 30, 2008.  These expenses increased primarily as a result of increased accounting expenses related to preparation of our registration statement on Form S-1.

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

Working Capital

The following is a summary of our working capital at September 30, 2008:

	At September 30, 2008	At December 31, 2007	Percent Increase/(Decrease)
Current Assets	$10,063,574	$12,200,133	(17.5)%
Current Liabilities	(1,180,693)	(1,094,697)	7.9%
Working Capital	$8,882,881	$11,105,436	(20.0)%

As of September 30, 2008, we had an accumulated deficit of $12,591,571. As of September 30, 2008, we had working capital of $8,882,881, compared to working capital of $11,105,436 as of December 31, 2007. The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by the completion of our private placements in 2008. Cash was $9,809,302 as of September 30, 2008, as compared to $12,007,344 as of December 31, 2007.  Property and equipment increased to $11,377,569 as of September 30, 2008 from $5,064,460 as of December 31, 2007.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project.

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

Cash Flows

The following is a summary of our uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2008	2007	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,792,830)	$(2,601,921)	45.8%
Cash Flows Used in Investing Activities	(6,018,052)	(13,161,188)	(54.3)%
Cash Flows Provided by Financing Activities	7,612,840	20,912,830	(63.6)%
Net Change in Cash During Period	$(2,198,042)	$5,149,721	(142.7)%

Net cash used in operating activities increased to $3,792,830 during the nine month period ended September 30, 2008 from $2,601,921 during the nine month period ended September 30, 2007.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,318,167 and change in accounts payable and accrued liabilities of $279,889.

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

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A represents an amended filing for the covered period.  In connection with this amendment to our Quarterly Report for the period ended September 30, 2008, our management reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Subsequently, we discovered material weaknesses in our internal control over financial reporting.  For this reason, in reevaluating the adequacy of our disclosure controls and procedures as of the end of the period covered by this report, our management has determined that our disclosure controls and procedures were not adequate.  In evaluating whether our disclosure controls and procedures were effective as of September 30, 2008, management considered the impact of the restatements to our 2005 First Quarter Form 10-QSB through our 2007 Annual Report on Form 10-KSB, as outlined in Item 2, as well as our control environment.

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

During the fourth quarter of 2008, in the course of preparing for our year end evaluation of effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments, our management concluded that our system of internal control over financial reporting was not effective as of the year ended December 31, 2007 and the nine month period ended September 30, 2008 which resulted in the restatements described above.  Although management does not anticipate making restatements to the financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008, management believes that our weakness in internal controls continued during such periods.

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
Based on its assessment, including consideration of the aforementioned material weaknesses, and the criteria discussed above, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, and summarized within the appropriate periods.

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

On September 30, 2008, we issued 10,284 shares of our common stock to our non-management directors.  These shares were issued pursuant to the director compensation policy for our non-management directors based on a price of $1.75 per share with respect to 10,284 shares, being the closing price of our common stock on September 30, 2008, the last trading day of the third quarter of 2008.  These securities were issued pursuant to Section 4(2) of the Securities Act.

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