Form 10-K/A
period 2008-12-31
Searchlight Minerals Corp.
filed 2009-07-24
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
TO
Form 10-K
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

The number of shares of common stock of the issuer outstanding as of July 23, 2009 was 106,468,637.

EXPLANATORY NOTE

This Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) is being filed with the Securities and Exchange Commission (the “SEC”) to reflect:

•
our responses to the comments set forth in the comment letter of the staff of the SEC, by letter dated May 26, 2009 relating to the Registration Statement on Form S-1/A (File No. 333-132929) which we filed on May 7, 2009, and

•
the removal of the restated headings in our financial statements included on our balance sheet for the twelve month period ended December 31, 2007, the statements of operations and cash flows for the twelve month periods ended December 31, 2007 and 2006, and the statement of stockholders’ equity for the period from January 1, 2005 through December 31, 2008 with respect to our filing of amended periodic reports under the Securities Exchange Act of 1934, as amended, for the referenced periods.

TABLE OF CONTENTS

PART I

Item 1.                 Business

General

Exploration Stage Company.  We are an exploration stage company engaged in the acquisition and exploration of mineral properties and slag reprocessing projects.  We hold interests in two mineral projects, our Clarkdale Slag Project and our Searchlight Gold Project.  Our business is presently focused on our two mineral projects:

•
the Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona; and

•	the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Clarkdale Slag Project.  The Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona.  Metallurgical testing and project development on the Clarkdale Slag Project have been ongoing since 2005, initially under the direction of the prior owners, thereafter with our participation in a joint venture with the prior owners in 2005, and currently solely by us since we acquired 100% of the Clarkdale Slag Project in 2007.

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

Searchlight Gold Project.  The Searchlight Gold Project involves exploration for precious metals on mining claims near Searchlight, Nevada.  We have been engaged in an exploration program on our Searchlight Gold Project since 2005.  Our Searchlight Claims are comprised of non-patented placer mining claims located on federal land administered by the United States Bureau of Land Management (“BLM”).  Drilling and mining activities on the Searchlight Claims must be carried out in accordance with a Plan of Operations or permit issued by the BLM.

The former Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36-acre pit on our RR304 claim.  We had anticipated conducting our early stage exploratory work on the Searchlight Claims property by utilizing the Plan of Operations issued to the former Searchlight Claim owners, until such time as we would obtain a permit for exploration and development in our own name or the former Searchlight Claim holder’s permit was transferred to us.

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued an order (the “BLM Order”) for “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  The BLM Order effectively covered all projects tied to Mr. Matheson.

As a result of the BLM Order, we have been delayed in our ability to drill on the Searchlight Gold Project property.  However, we have anticipated that regulatory and other delays would take place, which are typical in our industry.  We have applied for a new Plan of Operations in our name and are currently in the course of the BLM’s review process.  In addition, we have continued and will continue with our surface sampling and metallurgical testing program while awaiting approval of a new Plan of Operations.

After a series of correspondence between us and the BLM, we received a letter from the BLM advising us that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby “Areas of Critical Environmental Concern” (ACEC); and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.  We have submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue.  In our Plan of Operations, we have requested permission to drill eighteen drill holes on the project area.

There is no regulatory time frame for the BLM to review our Plan of Operations.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

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

We do not believe these added requirements will have a material adverse impact on our overall business plan for the Searchlight Gold Project, given that we have received no indication from the BLM, at this time, that the BLM will ultimately deny our request for approval of our Plan of Operations.  However, there is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval ultimately is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

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

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005 (for the purpose of extending the closing date of the transaction by requiring us to confirm receipt of $1.5 million in financing by September 15, 2005), and October 24, 2005, Nanominerals, a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil and Carl S. Ager, our current Chief Executive Officer and Vice President/Secretary/Treasurer, respectively, and each of whom is a current member of our board of directors), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and VRIC.  Each of the August 31, 2005 and October 24, 2005 amendments were negotiated on our behalf by K. Ian Matheson, who served as an executive officer and director at the time of the execution of the August 31, 2005 amendment and as a director at the time of the execution of the October 24, 2005 amendment.  The joint venture related to the development and funding of the Clarkdale Slag Project.

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

Clarkdale Slag Project

Background and Plan of Operation.  In June 2005, we engaged Dr. Richard F. Hewlett as a consultant to serve as the technical project manager for the Clarkdale Slag Project.  Since that time, we have been working on the design and development of a production method for extracting precious and base metals from the slag material.  Dr. Hewlett initially conducted laboratory tests and analysis on the slag material at a metallurgical facility in Phoenix, Arizona.  We rented the facility from a third party in which Mr. Crockett had a minor financial interest, although our rental arrangement occurred prior to the time that we acquired Transylvania.

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

Although the technologies used by us and Nanominerals existed prior to 2005, Transylvania, the prior owner of the Clarkdale Slag Project from 1983 until 2007, did not possess the technical expertise or understanding to be able to perform the necessary analyses on the slag material in order to understand the extent of potential precious metal mineralization within the slag material and their potential recoverability.  Consequently, they were not aware that the slag material had a potential to possess a significant quantity of precious metals.  They also did not have the desire to expend the necessary funds, nor have an investment vehicle necessary to provide access to the required funds, in order to hire the specialized scientists, engineers and firms to perform the studies and analyses that were required to determine the presence, liberation and extraction of precious metals.  Their lack of technical expertise and access to financing served as the basis for entering into their joint venture agreement with Nanominerals in 2005 and, subsequently, agreeing to be acquired by us in 2007.  We do not have any specific information regarding efforts (or the lack of efforts) of owners of the Clarkdale Slag Pile prior to Transylvania and prior to 1983 with respect to attempts to extract metals from the slag material.

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

On May 6, 2009, we engaged Mountain States, an independent engineering firm to analyze, in accordance with chain-of-custody standards, the internal operating results of the gold circuit, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project.  The Mountain States study will analyze the process of the recovery of precious metals from the slag material by the production module, but will not address the economic feasibility of the Clarkdale Slag Project.  We believe that engaging an independent third party study will provide an independent level of analysis of our internal testing of the Clarkdale Slag Project.  We anticipate that the study will be completed in August 2009 and intend to release the results of the study when it is completed.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel where we expect that each subsequent module would be comparable in technology and scale  to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of developing our initial production module was approximately $12,000,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  The first stage of the feasibility evaluation began in the second quarter of 2009 when we engaged Mountain States to analyze, in accordance with chain-of-custody standards, the internal operating results of the gold circuit of the Clarkdale Slag Project.

We have budgeted $2,400,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011 will be made once the first production module is operational and its results are analyzed.

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

Estimate of Projected Expenditures.  Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $6,121,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses.  In addition, as of December 31, 2008, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $12,431,000, including building construction, production module equipment (grinding, leaching, filtering, extraction and lab equipment), site improvements and administration equipment.  The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months (subject to funding availability, we also anticipate spending approximately $6,000,000 on Phase II of our Clarkdale Slag Project – preparation for expansion to 2,000 tons per day and $4,700,000 to complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011):

Work	Budget

1. Production Module Operation	$1,900,000

• Start-up and test module equipment
• Address start-up issues
• Optimize module operation

2. Feasibility Study	$500,000

• Third-party feasibility study performed on operating production module
SUBTOTAL	$2,400,000

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

Location, Access and History.  The Clarkdale Slag Project is located in Clarkdale, Arizona, approximately 107 miles north of Phoenix, Arizona and about 50 miles southwest of Flagstaff, Arizona in Yavapai County (see Figure 1, below).  The project site is located at a 3,480 feet elevation on approximately 833 deeded acres of industrial zoned land near the town of Clarkdale.

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

Figure 2A –Clarkdale Project Aerial View

Figure 2B –Clarkdale Project Area Map

Mineralogy and Metallurgy.  Metallurgical testing between 2005 and 2007 by Dr. Richard F. Hewlett, the technical project manager of our Clarkdale Slag Project, on bench and bulk scale samples from the slag pile has indicated that gold, silver, copper and zinc exists in and may potentially be extractable from the slag pile.  The filtered byproduct remaining after slag has been processed is a ferrosilicate product (containing iron and silica).  Canadian Environmental & Metallurgical, Inc., an independent laboratory which we retained, reported to us the results of a leaching test they performed on a sample of the byproduct.  Based on these results, Dr. Hewlett concluded and reported to us that the byproduct may consist of relatively inert materials.  We do not currently know whether the byproduct will have any significant commercial value.  However, we intend to conduct testing and analysis in the future to explore this possibility.

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

Figure 3 – Clarkdale Project Plan View of Drilling Program

For drill holes SD-1 through SD-18, Mountain States performed the copper, zinc, and iron analysis using the fusion assay method, followed by atomic absorption.  Arrakis, an unaffiliated mining and environmental technology firm, performed gold and silver analysis under chain of custody analysis of Mountain States, using an acid total digestion method followed by atomic absorption.  The composite footage referenced in the table below approximately reflects the base of the slag pile, and therefore, the relative thickness of the slag pile above the ground.  Mountain States reported the following analysis of the drill hole samples:

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

*opt (ounces per ton)

Proposed Production Module.  Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.  The flow-sheet and equipment selection for the initial production module was designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons per day.

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuits as well as the leaching and extraction of precious metals (gold and silver).  To date, our internal laboratory testing has reflected consistent levels of extractable precious metals in pregnant leach solutions from the Clarkdale slag material.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.  We have engaged Mountain States, an independent engineering firm, to analyze, in accordance with chain-of-custody standards, the internal operating results of the gold circuit, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project.

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

Permitting.  The site for the Clarkdale Slag Project is located in the Town of Clarkdale, Arizona and as a result, most of the operational permits are subject to their authority.  The environmental permits, however, are subject to the authority of the State of Arizona.

We were granted a Class II Synthetic Air Quality permit from the Arizona Department of Environmental Quality (“ADEQ”) for quarrying and metals recovery operations for the Clarkdale Slag Project.  A Class II permit is required because the ADEQ determined that our project is not a “major source” of air pollution after reviewing the description of our on-site activities, and the modeling done by us with the assistance of our consultant, an unaffiliated international engineering company, which shows the potential areas where the project could possibly emit substances into the air.  We received a “Synthetic” permit because we voluntarily worked with ADEQ to agree on limits of production, that would assure that we would not exceed the acceptable limits of regulated air pollutants.  The agreement permits us to operate the demonstration module at a maximum capacity of 240 tons per day.  The Class II permit is the only air quality permit required for us to operate the demonstration module.  During the operation of the module, we intend to collect data to demonstrate the actual amount of air pollutants generated by each process that we use.  We also intend to prepare a computer model of those activities with the assistance of our consultant.  We then intend to submit that data to ADEQ in support of our full production module.

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

In January 2009, we submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road.  The purpose of the road is to provide us with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project.  The construction of the road is required infrastructure improvement under the terms of our conditional use permit with the Town of Clarkdale.  The Town of Clarkdale approved the development agreement on January 9, 2009.

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and the remaining two contingencies with respect to the effectiveness of the development agreement are beyond our control.

Under the development agreement, we are obligated to complete the development of the road within two years after the effective date of the agreement.  If we do not complete the road within the two year period, we may lose our conditional use permit from the Town of Clarkdale.  Further, as a condition of our developing any of our property that is adjacent to the Clarkdale Slag Project, we will be required to construct additional enhancements to the road.  We will have ten years from the start of construction on the road in which to complete the additional enhancements.  However, we do not currently have any defined plans for the development of the adjacent property.

We estimate that the initial cost of construction of the road will be approximately $3,500,000 and that the cost of the additional enhancements will be approximately $1,200,000.  We will be required to fund the costs of this construction.  Based on the uncertainty of the timing of these contingencies, we have not included these costs in our current operating plans or budgets.  However, we will require additional project financing or other financing in order to fund the construction of the road and the additional enhancements.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.  The failure to complete the road and the additional enhancements in a timely manner under the development agreement would have a material adverse effect on the Clarkdale Slag Project and our operations.

Searchlight Gold Project

Location, Access and History of Exploration.  The Searchlight Gold Project is a 3,200-acre placer gold project located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada.  (See Figure 5 below.)  Access is by vehicle from Highway 95.  The mining claims were staked in the period between 1998 and 2003 as 160-acre association placer mining claims on federal land administered by the BLM.  We own title to the Searchlight Claims.

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

Estimate of Projected Expenditures.  Since our involvement in the Searchlight Gold Project in February 2005, we have incurred project expenses of approximately $675,000 on metallurgical testing and mineralogical studies.  The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

Work	Budget

1. Metallurgical Testing and Pre-Feasibility Program	$100,000
• Continue independent metallurgical testing program, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals

• Update independent engineering report with results from metallurgical testing program

2. Permitting	$100,000
• Obtain permit to drill 18 holes

TOTAL	$200,000

Background of Metallurgical Testing at the Searchlight Gold Project.  In May 2005, we retained Arrakis to take preliminary chain of custody surface samples from the Searchlight site and test the samples for precious metals.  The results indicated that there was a presence of gold in the samples.  However, they represented only an “assay” of the sample and are not indicative of the potential extraction of gold from the material.  Results of the chain of custody surface samples are provided below:

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

Permitting.  Our Searchlight Claims are comprised of non-patented placer mining claims located on federal land administered by the BLM.  Mining activities on the Searchlight Claims must be carried out in accordance with a Plan of Operations or permit issued by the BLM.

The former Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36-acre pit on our RR304 claim.  We had anticipated conducting our early stage exploratory work on the Searchlight Claims property by utilizing the Plan of Operations issued to the former Searchlight Claim owners, until such time as we would obtain a permit for exploration and development in our own name or the former Searchlight Claim holder’s permit was transferred to us.  Although we did not acquire the Searchlight Claims with a written agreement to purchase the Plan of Operations, the prior owners verbally agreed to cooperate with us in attempting to transfer their Plan of Operations into our name.

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued the BLM Order for “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  After failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued the BLM Order.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  An appeal by Mr. Matheson of the BLM Order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the BLM Order in effect.  The BLM Order effectively covered all projects tied to Mr. Matheson.

In late December 2007, we were verbally informed by the BLM that if we obtained title to the claims (without Mr. Matheson as a claim owner) and we applied for a Plan of Operations under our name, the BLM would cooperate with us in granting approval of our Plan of Operations.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the Searchlight Claim owners by June 30, 2008 the remaining 1,400,000 shares of common stock out of the 5,600,000 shares issuable under the 2005 agreement pursuant to which we had obtained an option to acquire the Searchlight Claims.  On June 25, 2008, we issued the 1,400,000 shares of common stock to the Searchlight Claim owners.

Double Staking.  During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the BLM and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims overtop of the twenty existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site.  We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.  However, we are subject to the risk that when we, a single entity, acquire title to association placer claims from an association of prior, multiple locators, there could be potential problems for us in the future:

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

•
Second, if there was deemed to be a discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery of each claim and potentially leave the surrounding 140 acres unavailable for re-staking, and potentially to a 10-acre parcel and leave the surrounding 150 acres unavailable for re-staking.

•
Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre or 10-acre claims, if necessary.  Also, we will incur additional costs because we have to maintain two sets of claims.

We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims because they were located and are held solely by us, as a single entity and not as an association of two or more entities.  Holding 20-acre claims as a single entity reduces the likelihood that the BLM will challenge the validity of the claims based on the existence of “dummy locators.”  If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.  However, if the BLM was to determine that a discovery was not made on any of the 10-acre portions of the 20-acre association placer claims, any of such claims could implode to a 10-acre parcel and potentially result in the loss of our rights in the adjoining 10 acres of the particular claim.

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

Application for New Plan of Operations.  As a result of the BLM Order, we have been delayed in our ability to drill on the Searchlight Gold Project property.  However, we have anticipated that regulatory and other delays would take place, which are typical in our industry.  We have applied for a new Plan of Operations in our name and are currently in the course of the BLM’s review process.  In addition, we have continued and will continue with our surface sampling and metallurgical testing program while awaiting approval of a new Plan of Operations.

In the third quarter of 2008, we submitted a Plan of Operations to the BLM in our name, substantially similar to the original Plan of Operations, which included a request to drill eighteen holes on the project area and to mine a 36-acre mining pit.  On August 27, 2008, the BLM responded, in part, by advising that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  At the time, we considered the recovery of the reclamation bond to be uncertain and, therefore, we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.  Based on continued discussions with the BLM, we may be able to recover the bond upon request, however, we have not chosen to make such a request at this time.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for our Plan of Operations.  Although the 36-acre pit had been part of the Plan of Operations obtained by the prior owners of the Searchlight Claims, we do not believe that digging and mining a 36-acre pit would be a material aspect of the Plan of Operations at this stage of the Searchlight Gold Project.  Therefore, we decided to remove the 36-acre pit from the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

After a series of correspondence between us and the BLM, on December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby ACEC; and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

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

Although we are still following through with our appeal regarding the closing of our Notice of Intent, we determined that, due to the standard lengthy time required to have a Plan of Operations approved by the BLM and should we be unsuccessful with our appeal, it would be prudent to begin the approval process immediately by filing for our Plan of Operations.  Thus, on March 23, 2009, we submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue.  In our Plan of Operations, we have requested permission to drill eighteen drill holes on the project area.  In the event of the approval of our Plan of Operations, we will be required to post a new reclamation bond with the BLM, which we anticipate will be approximately $16,000.  After a further series of correspondence between us and the BLM, on June 3, 2009, we received a comment letter from the BLM regarding our Plan of Operations, which included requests to clarify issues related to the location of fuels and lubricants being used by us, the location of potential new disturbances in connection with new road construction, a map edit and our materials storage area.  We responded to the BLM’s questions by letter on July 2, 2009.

There is no regulatory time frame for the BLM to review our Plan of Operations.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

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

We do not believe these added requirements will have a material adverse impact on our overall business plan for the Searchlight Gold Project, given that we have received no indication from the BLM, at this time, that the BLM will ultimately deny our request for approval of our Plan of Operations.  However, there is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval ultimately is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

Further, although our ability to obtain drilling permits has been delayed, we have continued and intend to continue our current metallurgical program with Arrakis.

In order to maintain our Searchlight Claims, we must pay an annual maintenance fee of $140 per claim to the Nevada State Office of the BLM.  We have paid the required maintenance fees and filed the affidavits required in order to extend the claims to August 31, 2010.

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $3,128,386, $2,221,818 and $2,540,978 for the years ended December 31, 2008, 2007 and 2006, respectively, and have incurred cumulative net losses from operations of $13,356,482, $10,228,096 and $8,006,278, as of December 31, 2008, 2007 and 2006, respectively.  In addition, we had cash reserves of approximately $2,850,000, $7,055,591 and $12,007,344 at June 30, 2009, December 31, 2008 and 2007, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  As of June 30, 2009, we had cash reserves in the amount of approximately $2,850,000.

This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $2,450,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the remaining two quarters of our 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Our rights in the 20 placer mineral claims with respect to a contiguous, approximately 3,200-acre site located (the “Searchlight Claims”) on Federal land administered by the BLM near Searchlight, Nevada are the subject of unpatented mining claims (mining claims to which the deeds from the U.S. Government have not been received) made under the General Mining Law of 1872.  The Searchlight Claims were assigned to us in June 2008 by the original locators (those persons who locate, or are entitled to locate, land or mining claims, and fix the boundaries of land claims) of such claims under an Option Agreement for the Searchlight Claims.  Legal title to the Searchlight property is held by the United States and there are numerous conditions that must be met for a mining claimant to obtain and retain legal rights in the land and minerals claimed.  Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively the ownership of such claims.  These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record.  Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

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

In order for us to assert a valid right in the 160 acre Searchlight Claims which we acquired in June 2008, there must have been a discovery with respect to the Searchlight Claims prior to their transfer.  The concept of the validity of the “discovery” of a mining claim is a legal standard.  Generally, the BLM considers a discovery to be the identification of adequate amounts of minerals such that a reasonable person would seek to develop the claim as a commercial enterprise.  Based on the results of our testing and sampling on the properties prior to transfer of title to the related Searchlight Claims to us, we believe that we have a valid basis to assert that we have made a discovery with respect to the claims located on the contiguous property that is the subject of the Searchlight Claims.  Further, we are working to explore the Searchlight property and to evaluate and plan for the development of the Searchlight Claims.  However, if the BLM was to determine that a discovery was not made on any of the 20 (160 acre) association placer claims (a placer location made by an association of persons in one location covering up to 160 acres) before any of such claims were conveyed by the related group of locators of a particular claim to us, any of such claims could implode to a 20-acre parcel surrounding the point of discovery and potentially result in the loss of our rights in the surrounding 140 acres of the particular claim.  Further, placer mining claims ultimately are required to have discovery on each 10-acre portion in order to be considered valid in their entirety.  Therefore, if the BLM was to determine that a discovery was not made on any of the 10-acre portions of the association placer claims before any of such claims were conveyed to us, any of such claims could implode to a 10-acre parcel and potentially result in the loss of our rights in the surrounding 150 acres of the particular claim.  At this time, there are no adversarial proceedings by the BLM to challenge any of the 20 association placer claims.  However, there can be no assurances that the BLM will not successfully challenge these claims in the future, which could have a material adverse effect on the Searchlight Project and our operations.

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

•
Second, if there was deemed to be a discovery on any 160-acre claim following the transfer to us, the claims could implode to a 20-acre parcel surrounding the point of discovery of each claim and potentially leave the surrounding 140 acres unavailable for re-staking, and potentially to a 10-acre parcel and leave the surrounding 150 acres unavailable for re-staking.

•
Third, the location of the 20-acre claims may cause an implied abandonment of the older claims.  Should a problem occur in the future with the 160-acre claims, we could revert to the 20-acre or 10-acre claims, if necessary.  Also, we will incur additional costs because we have to maintain two sets of claims.

We believe that “double staking” the property enhances our existing claims because “double staking” with 20-acre claims provides a more secure basis for asserting our claim rights than our existing 160-acre claims because they were located and are held solely by us, as a single entity and not as an association of two or more entities.  Holding 20-acre claims as a single entity reduces the likelihood that the BLM will challenge the validity of the claims based on the existence of “dummy locators.”  If the BLM challenges the validity of the 160-acre claims or we are forced to abandon such claims, we would revert to the 20-acre claims covering only the 2,840 acres.  Any regulatory permits that we have applied or may apply for (i.e., drilling, and mining) would have to be conducted within the related 2,840 acres.  However, if the BLM was to determine that a discovery was not made on any of the 10-acre portions of the 20-acre association placer claims, any of such claims could implode to a 10-acre parcel and potentially result in the loss of our rights in the adjoining 10 acres of the particular claim.

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

The former Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36-acre pit on our RR304 claim.  We had anticipated conducting our early stage exploratory work on the Searchlight Claims property by utilizing the Plan of Operations issued to the former Searchlight Claim owners, until such time as we would obtain a permit for exploration and development in our own name or the former Searchlight Claim holder’s permit was transferred to us.  Although we did not acquire the Searchlight Claims with a written agreement to purchase the Plan of Operations, the prior owners verbally agreed to cooperate with us in attempting to transfer their Plan of Operations into our name.

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued the BLM Order for “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  After failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued the BLM Order.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  An appeal by Mr. Matheson of the BLM Order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the BLM Order in effect.  The BLM Order effectively covered all projects tied to Mr. Matheson.

As a result of the BLM Order, we have been delayed in our ability to drill on the Searchlight Gold Project property.  However, we have anticipated that regulatory and other delays would take place, which are typical in our industry.  We have applied for a new Plan of Operations in our name and are currently in the course of the BLM’s review process.  In addition, we have continued and will continue with our surface sampling and metallurgical testing program while awaiting approval of a new Plan of Operations.

In the third quarter of 2008, we submitted a Plan of Operations to the BLM in our name, substantially similar to the original Plan of Operations, which included a request to drill eighteen holes on the project area and to mine a 36-acre mining pit.  On August 27, 2008, the BLM responded, in part, by advising that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  At the time, we considered the recovery of the reclamation bond to be uncertain and, therefore, we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.  Based on continued discussions with the BLM, we may be able to recover the bond upon request, however, we have not chosen to make such a request at this time.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for our Plan of Operations.  Although the 36-acre pit had been part of the Plan of Operations obtained by the prior owners of the Searchlight Claims, we do not believe that digging and mining a 36-acre pit would be a material aspect of the Plan of Operations at this stage of the Searchlight Gold Project.  Therefore, we decided to remove the 36-acre pit from the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

After a series of correspondence between us and the BLM, on December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby ACEC; and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

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

Although we are still following through with our appeal regarding the closing of our Notice of Intent, we determined that, due to the standard lengthy time required to have a Plan of Operations approved by the BLM and should we be unsuccessful with our appeal, it would be prudent to begin the approval process immediately by filing for our Plan of Operations.  Thus, on March 23, 2009, we submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue.  In our Plan of Operations, we have requested permission to drill eighteen drill holes on the project area.  In the event of the approval of our Plan of Operations, we will be required to post a new reclamation bond with the BLM, which we anticipate will be approximately $16,000.  After a further series of correspondence between us and the BLM, on June 3, 2009, we received a comment letter from the BLM regarding our Plan of Operations, which included requests to clarify issues related to the location of fuels and lubricants being used by us, the location of potential new disturbances in connection with new road construction, a map edit and our materials storage area.  We responded to the BLM’s questions by letter on July 2, 2009.

There is no regulatory time frame for the BLM to review our Plan of Operations.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

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

We do not believe these added requirements will have a material adverse impact on our overall business plan for the Searchlight Gold Project, given that we have received no indication from the BLM, at this time, that the BLM will ultimately deny our request for approval of our Plan of Operations.  However, there is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval ultimately is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

If we do not complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, we may lose our conditional use permit from the Town of Clarkdale with respect to the Clarkdale Slag Project, and we do not currently have sufficient funds to complete construction of the road.  The loss of the permit would have a material adverse effect on the Clarkdale Slag Project and our operations.

In January 2009, we submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road.  The purpose of the road is to provide us with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project.  The construction of the road is required infrastructure improvement under the terms of our conditional use permit with the Town of Clarkdale.  The Town of Clarkdale approved the development agreement on January 9, 2009.

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and the remaining two contingencies with respect to the effectiveness of the development agreement are beyond our control.

Under the development agreement, we are obligated to complete the development of the road within two years after the effective date of the agreement.  If we do not complete the road within the two year period, we may lose our conditional use permit from the Town of Clarkdale.  Further, as a condition of our developing any of our property that is adjacent to the Clarkdale Slag Project, we will be required to construct additional enhancements to the road.  We will have ten years from the start of construction on the road in which to complete the additional enhancements.  However, we do not currently have any defined plans for the development of the adjacent property.

We estimate that the initial cost of construction of the road will be approximately $3,500,000 and that the cost of the additional enhancements will be approximately $1,200,000. We will be required to fund the costs of this construction. Based on the uncertainty of the timing of these contingencies, we have not included these costs in our current operating plans or budgets. However, we will require additional project financing or other financing in order to fund the construction of the road and the additional enhancements. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. The failure to complete the road and the additional enhancements in a timely manner under the development agreement would have a material adverse effect on the Clarkdale Slag Project and our operations.

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

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals Corp. (“Nanominerals”), one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with Verde River Iron Company (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring is the sole independent member of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

Although we only have one independent director, the Board of Directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

As a registrant under the Exchange Act and a public company, and under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a management report of our internal controls over financial reporting in our annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that, or that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

Our independent registered public accounting firm is required to attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us.  Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Based on the restatements described above, our management concluded that our system of internal control over financial reporting was not effective during the period from March 31, 2005 through September 30, 2008, which resulted in the restatements described above.  Management had identified internal control deficiencies which, in management’s judgment, represented material weakness in internal control over financial reporting.  The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles.  Such complex transactions included capital asset acquisitions and accounting for income taxes.  At this time, management has remediated all of our deficiencies in internal controls which, in management’s judgment, represented material weakness in internal control over financial reporting.  We can provide no assurance that we will at all times in the future be able to report that our internal control over financial reporting is effective.  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

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

We do not currently have an authorized class of preferred stock.  However, we intend to submit a proposal to our stockholders to authorize a class of up 40,000,000 shares of preferred stock, and have filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) to that effect.  There can be no assurances that our stockholders will approve the proposed authorization of a class of preferred stock.

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

Our anti-takeover provisions or provisions of Nevada law could prevent or delay a change in control of us, even if a change of control would benefit our stockholders.

Provisions of our articles of incorporation and bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control of us, even if a change in control would benefit our stockholders. These provisions:

•
classify our board of directors so that only one-third of the directors are elected each year and require the vote of 66 2/3% of the outstanding stock entitled to vote in the election of directors to amend these provisions;

•	prohibit stockholder action by written consent and require that all stockholder actions be taken at a meeting of our stockholders; and

•
establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings and require the vote of 66 2/3% of the outstanding stock entitled to vote in the election of directors to amend these provisions,

In addition, the Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain publicly held Nevada corporations.  These laws provide generally that any person that acquires 20% or more of the outstanding voting shares of certain publicly held Nevada corporations,  such as us, in the secondary public or private market must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part.  These laws provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors.  The Control Share Acquisition Statute generally applies only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada.  Our Bylaws provide that the provisions of the Nevada Revised Statutes, known as the “Control Share Acquisition Statute” apply to the acquisition of a controlling interest in us, irrespective of whether we have 200 or more stockholders of record, or whether at least 100 of our stockholders have addresses in the State of Nevada appearing on our stock ledger.  These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

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

Item 1B.        Unresolved Staff Comments

By letter dated May 26, 2009, the SEC’s Division of Corporation Finance provided us with comments relating to our pending Registration Statement on Form S-1/A (File No. 333-132929) and also with respect to our prior periodic reports filed under the Exchange Act and this Report on Form 10-K/A.  The SEC’s comments principally relate to a number of issues relating to us, including:

•	our business operations,

•	our financial statements,

•	transactions with related persons,

•	our management,

•	executive compensation, and

•	principal stockholders.

In addition, the SEC’s letter has requested that we file amendments to certain of our prior periodic reports in order to respond to the SEC’s comments, which include a restatement of certain of our financial statements included in such prior periodic reports.  We have filed such amendments, including this amended Report on Form 10-K/A.

We have included certain updates to our disclosure in this Report in order to respond to portions of the letter which relate to this Form 10-K/A.  Further, we intend to respond to the letter by filing an amendment to the Registration Statement and by submitting a corresponding response to the comment letter.  We believe that our disclosures and responses were appropriate, although we may receive additional comments from the SEC and be required to provide any such further comments.

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

We rent a commercial building space to two tenants.  The rental arrangements for both tenants stem from expired leases and are currently on a month-to-month basis.  We received rental income under these agreements totaling $1,277 per month in 2008.

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

	Closing Sale Price
	High	Low
Year Ending December 31, 2009
Second Quarter	$2.75	$1.93
First Quarter	2.80	1.60
Year Ended December 31, 2008
Fourth Quarter	2.45	1.35
Third Quarter	3.00	1.72
Second Quarter	3.30	1.88
First Quarter	4.18	2.25
Year Ended December 31, 2007
Fourth Quarter	3.25	1.65
Third Quarter	3.40	2.60
Second Quarter	4.00	2.80
First Quarter	4.35	3.10

On July 23, 2009, the closing sales price on the OTCBB for the common stock was $1.98, as reported on the website of the NASDAQ Stock Market.  As of July 23, 2009, there were approximately 148 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 106,468,637 outstanding shares of common stock.

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

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2008:

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

Statement of Operations Data	Year ended December 31,
	2008		2007		2006		2005		2004
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Operating Expenses		5,141,957		3,650,734		3,736,079		1,721,777		-

Income tax benefit		1,777,458		1,080,375		1,122,457		399,645		-

Loss from continuing operations		(3,128,386)		(2,221,818)		(2,540,978)		(1,322,132)		-

Gain (loss) from discontinued operations		-		-		-		120,708		(700,444)

Net loss		(3,128,386)		(2,221,818)		(2,540,978)		(1,201,424)		(700,444)

Loss per share - Basic and diluted		-		-		-		-		-

Loss from continuing operations		(0.03)		(0.02)		(0.04)		(0.03)		-

Gain (loss) from discontinued operations		-		-		-		-		(0.01)

Balance Sheet Data	Year Ended December 31,
	2008	2007	2006	2005	2004
Cash	$7,055,591	$12,007,344	$3,684,248	$705,856	$295

Working capital (deficiency)	5,885,930	11,105,436	2,207,177	(472,267)	(1,685,366)

Total assets	167,479,633	160,132,878	12,243,481	4,329,415	1,644

Total liabilities	53,875,501	53,932,202	2,443,637	1,629,063	1,685,661

Total stockholders’ equity (deficit)	113,604,132	106,200,676	9,799,844	2,700,352	(1,684,017)

Long-term debt, including current portion	2,217,847	2,420,660	-	-	-

Selected Quarterly Financial Data	Three Months Ended
	12/31/08		9/30/08		6/30/08		3/31/08		12/31/07		9/30/07

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Expenses		1,251,140		1,415,440		1,412,342		1,063,035		1,146,603		795,897

Loss from operations		(1,251,140)		(1,415,440)		(1,412,342)		(1,063,035)		(1,146,603)		(795,897)

Net loss		(765,055)		(910,900)		(859,735)		(592,696)		(801,291)		(423,757)

Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

Selected Quarterly Financial Data	Three Months Ended
	6/30/07		3/31/07		12/31/06		9/30/06		6/30/06		3/31/06

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil

Expenses		986,687		721,547		1,168,423		875,181		1,064,487		627,988

Loss from operations		(986,687)		(721,547)		(1,168,423)		(875,181)		(1,064,487)		(627,988)

Net loss		(586,835)		(409,935)		(834,872)		(570,461)		(788,271)		(347,374)

Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

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

Clarkdale Slag Project.  Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day.  During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module.  Also in  2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility.  In the first two quarters of 2009, we have been executing our plan of operation on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold and silver extraction that would support the economic feasibility of a commercial production facility.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel where we expect that each subsequent module would be comparable in technology and scale  to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of developing our initial production module was approximately $12,000,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  The first stage of the feasibility evaluation began in the second quarter of 2009 when we engaged Mountain States to analyze, in accordance with chain-of-custody standards, the internal operating results of the gold circuit of the Clarkdale Slag Project.

We have budgeted $2,400,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011 will be made once the first production module is operational and its results are analyzed.

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

In January 2009, we submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road.  The purpose of the road is to provide us with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project.  The construction of the road is required infrastructure improvement under the terms of our conditional use permit with the Town of Clarkdale.  The Town of Clarkdale approved the development agreement on January 9, 2009.

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and the remaining two contingencies with respect to the effectiveness of the development agreement are beyond our control.

Under the development agreement, we are obligated to complete the development of the road within two years after the effective date of the agreement.  If we do not complete the road within the two year period, we may lose our conditional use permit from the Town of Clarkdale.  Further, as a condition of our developing any of our property that is adjacent to the Clarkdale Slag Project, we will be required to construct additional enhancements to the road.  We will have ten years from the start of construction on the road in which to complete the additional enhancements.  However, we do not currently have any defined plans for the development of the adjacent property.

We estimate that the initial cost of construction of the road will be approximately $3,500,000 and that the cost of the additional enhancements will be approximately $1,200,000.  We will be required to fund the costs of this construction.  Based on the uncertainty of the timing of these contingencies, we have not included these costs in our current operating plans or budgets.  However, we will require additional project financing or other financing in order to fund the construction of the road and the additional enhancements.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.  The failure to complete the road and the additional enhancements in a timely manner under the development agreement would have a material adverse effect on the Clarkdale Slag Project and our operations.

Searchlight Gold Project.  Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and in the first quarter of 2008, and we approved a continuation of the metallurgical work program with Arrakis.  The goal of this work program is to attempt to further improve upon the extraction grades of gold from samples taken from the project and explore in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

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

The former Searchlight Claim owners had previously obtained a BLM approved Plan of Operations, which included permission to drill eighteen holes on the 3,200 acre project area and to mine a 36-acre pit on our RR304 claim.  We had anticipated conducting our early stage exploratory work on the Searchlight Claims property by utilizing the Plan of Operations issued to the former Searchlight Claim owners, until such time as we would obtain a permit for exploration and development in our own name or the former Searchlight Claim holder’s permit was transferred to us.  Although we did not acquire the Searchlight Claims with a written agreement to purchase the Plan of Operations, the prior owners verbally agreed to cooperate with us in attempting to transfer their Plan of Operations into our name.

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued the BLM Order for “Immediate Suspension of All Activities” notice on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  After failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued the BLM Order.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  An appeal by Mr. Matheson of the BLM Order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the BLM Order in effect.  The BLM Order effectively covered all projects tied to Mr. Matheson.

As a result of the BLM Order, we have been delayed in our ability to drill on the Searchlight Gold Project property.  However, we have anticipated that regulatory and other delays would take place, which are typical in our industry.  We have applied for a new Plan of Operations in our name and are currently in the course of the BLM’s review process.  In addition, we have continued and will continue with our surface sampling and metallurgical testing program while awaiting approval of a new Plan of Operations.

In the third quarter of 2008, we submitted a Plan of Operations to the BLM in our name, substantially similar to the original Plan of Operations, which included a request to drill eighteen holes on the project area and to mine a 36-acre mining pit.  On August 27, 2008, the BLM responded, in part, by advising that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted.  At the time, we considered the recovery of the reclamation bond to be uncertain and, therefore, we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.  Based on continued discussions with the BLM, we may be able to recover the bond upon request, however, we have not chosen to make such a request at this time.

In September 2008, we decided that we would only continue to pursue the permits to drill on the project area and forgo the 36-acre pit until a later date since we believed that by keeping the pit area in the Plan of Operations, it might delay the BLM’s approval process for our Plan of Operations.  Although the 36-acre pit had been part of the Plan of Operations obtained by the prior owners of the Searchlight Claims, we do not believe that digging and mining a 36-acre pit would be a material aspect of the Plan of Operations at this stage of the Searchlight Gold Project.  Therefore, we decided to remove the 36-acre pit from the Plan of Operations.  Further, by reducing the scope of the permit, we decided that we could submit the application in the form of a Notice of Intent, a shorter and less complex application form than a Plan of Operations.  Consequently, on September 24, 2008, we withdrew the Plan of Operations and submitted a Notice of Intent with the BLM, pursuant to which we sought permission to drill eighteen 500-foot drill holes on the Searchlight project area.

After a series of correspondence between us and the BLM, on December 15, 2008, we received a letter from the BLM advising us that the BLM had closed our Notice of Intent from consideration and that a new Plan of Operations would be required based on two issues relating to the Desert Tortoise (Gopherus asassizii), a Federally listed Threatened Species: (i) the proximity of the project area to a nearby Area of Critical Environmental Concern (ACEC); and (ii) the future likelihood of tortoises being present on the land within the project area which is involved in the application.

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

Although we are still following through with our appeal regarding the closing of our Notice of Intent, we determined that, due to the standard lengthy time required to have a Plan of Operations approved by the BLM and should we be unsuccessful with our appeal, it would be prudent to begin the approval process immediately by filing for our Plan of Operations.  Thus, on March 23, 2009, we submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue.  In our Plan of Operations, we have requested permission to drill eighteen drill holes on the project area.  In the event of the approval of our Plan of Operations, we will be required to post a new reclamation bond with the BLM, which we anticipate will be approximately $16,000.  After a further series of correspondence between us and the BLM, on June 3, 2009, we received a comment letter from the BLM regarding our Plan of Operations, which included requests to clarify issues related to the location of fuels and lubricants being used by us, the location of potential new disturbances in connection with new road construction, a map edit and our materials storage area.  We responded to the BLM’s questions by letter on July 2, 2009.

There is no regulatory time frame for the BLM to review our Plan of Operations.  We understand that the average time frame for approval of a plan of operation by the Las Vegas, Nevada branch office of the BLM since January 1, 2000 has been approximately four years and five months.  Although we understand that the average time frame of the application process by the Las Vegas branch office of the BLM relating to an environmental assessment in connection with a plan of operations is approximately eleven months, the “threatened species” issue raised by the BLM requires the BLM to consult with the U.S. Fish and Wildlife Service of the Department of Interior, and the BLM has no control over the length of this consultation process in order to develop any necessary environmental mitigation measures.

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

We do not believe these added requirements will have a material adverse impact on our overall business plan for the Searchlight Gold Project, given that we have received no indication from the BLM, at this time, that the BLM will ultimately deny our request for approval of our Plan of Operations.  However, there is no assurance of the timeline for approval by the BLM or that the BLM will grant approval.  Our drilling and mining program on this project is dependent on obtaining the necessary approval from the BLM.  Therefore, if approval ultimately is not obtained, we may have to scale back or abandon exploration efforts on the project.  If management determines, based on any factors including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

Further, although our ability to obtain drilling permits has been delayed, we have continued and intend to continue our current metallurgical program with Arrakis.

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

Anticipated Cash Requirements

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  At June 30, 2009, we had cash reserves in the amount of approximately $2,850,000.  This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $2,450,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the remaining two quarters of our 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, subject to funding availability.  We will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

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

Mineral rights – Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2009 exploration on these properties is progressing in accordance with our plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine that SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31,
	2008	2007	2006
Revenue	$-	$-	$-
Operating Expenses	(5,141,957)	(3,650,734)	(3,736,079)
Rental Revenue	35,720	36,410	-
Interest and Dividend Income	203,821	314,331	77,032
Interest Expense	(3,428)	(2,062)	-
Loss on equipment disposition	-	(138)	(4,388)
Income tax benefit	1,777,458	1,080,375	1,122,457
Net Loss	$(3,128,386)	$(2,221,818)	$(2,540,978)

Revenue.  We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2008. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses.  The major components of our operating expenses are outlined in the table below:

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

Included in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were compensation expenses related to stock based compensation of $136,342, $269,287 and $289,094, respectively.  On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”).  Under the terms of the 2007 Plan, as amended on May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan.  On June 15, 2007, our stockholders approved the 2007 Plan. As of December 31, 2008, 314,593 options have been granted under the 2007 Plan with an exercise price ranging from $1.45 to $3.45 per share.

In addition, we incurred $83,333 and $32,421 during the years ended December 31, 2008 and 2007, respectively for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the year ended December 31, 2008 as compared to 2007 because we did not incur such expenses to such firm prior to the third quarter of 2007.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $22,468 and $11,260 of the above Cupit Milligan fees and expenses for the years ended December 31, 2008 and 2007, respectively.

Mineral exploration and evaluation expenses decreased by 15% to $976,974 during the year ended December 31, 2008 from $1,149,755 in the year ended December 31, 2007 and decreased by 43% from $2,024,932 during the year ended December 31, 2006.  Mineral exploration and evaluation expenses decreased primarily as a result of our focus on our construction efforts for the Clarkdale Slag Project during the years ended December 31, 2008 and 2007.

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

Other Income and Expenses.  Total other income decreased to $236,113 during the year ended December 31, 2008 from $348,541 during the year ended December 31, 2007 and increased from $72,644 during the year ended December 31, 2006. The decrease in total other income during 2008 primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest. The increase in total other income during 2007 as compared to 2006 was primarily attributable to an increase in interest and dividend income.

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

Income Tax Benefit.  Income tax benefit increased by 64.5% to $1,777,458 during the year ended December 31, 2008 from $1,080,375 during the year ended December 31, 2007 and decreased by 3.8% from $1,122,457 during the year ended December 31, 2006.  The increase in income tax benefit from 2007 to 2008 primarily resulted from the increase in exploration stage losses in 2008 from 2007 and the decrease in income tax benefit from 2006 to 2007 primarily resulted from the decrease in exploration stage losses in 2007 from 2006.

Net Loss.  The aforementioned factors resulted in a net loss of $3,128,386, or $0.03 per common share, for the year ended December 31, 2008, as compared to a net loss of $2,221,818, or $0.02 per common share, for the year ended December 31, 2007, and a net loss of $2,540,978, or $0.04 per common share, for the year ended December 31, 2006.

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

•
On March 22, 2007, we completed a private placement of 2,226,161 units of our securities resulting in gross proceeds of $6,678,483.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants issued to subscribers of the offering are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  In connection with the private placement, D&D Securities Company, the agent, received a fee of $525,386 and warrants to purchase 75,175 shares of common stock at an exercise price of $4.50 per share for a period of two years from the closing of the private placement.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.  On April 30, 2009, after further consideration by us in response to comments from the SEC’s staff with respect to our registration statement, our Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend and restate the call provisions in the warrants further so that the terms of such amended and restated call provisions are identical to the terms of the warrants on their original dates of issuance.  As a result: (i) all of the warrants issued to subscribers of the offerings are callable for cancellation by us if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants, and (ii) the warrants issued to brokers for the offerings will not have a call provision.

•
On February 23, 2007, we completed a private placement of 575,000 units of our securities resulting in aggregate gross proceeds of $1,725,000.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  We paid commissions to the agents in connection with the private placement of $111,100 and warrants to purchase 12,300 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.  On April 30, 2009, after further consideration by us in response to comments from the SEC’s staff with respect to our registration statement, our Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend and restate the call provisions in the warrants further so that the terms of such amended and restated call provisions are identical to the terms of the warrants on their original dates of issuance.  As a result: (i) all of the warrants issued to subscribers of the offerings are callable for cancellation by us if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants, and (ii) the warrants issued to brokers for the offerings will not have a call provision.

•
Also, on February 23, 2007, we completed a private placement of 4,520,666 units of our securities resulting in aggregate gross proceeds of $13,562,002.  Each unit consisted of one share of our common stock and a purchase warrant to purchase one half of one share (with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share).  The warrants are callable by us if our common stock trades above $6.50 per share for 20 consecutive trading days.  We have agreed to file a registration statement to cover the shares underlying the units and not to exercise our call rights until the registration statement has been declared effective by the SEC.  We paid commissions to the agents in connection with the private placement of $381,990 and warrants to purchase 90,870 shares of our common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, our Board of Directors unilaterally determined to: (i) extend the expiration date of all of the warrants in this private placement to March 1, 2010, (ii) reduce the exercise price of the warrants to $2.40 per share, and (iii) revise the call provision in the warrants so that all of such warrants are callable for cancellation by us if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants.  On April 30, 2009, after further consideration by us in response to comments from the SEC’s staff with respect to our registration statement, our Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend and restate the call provisions in the warrants further so that the terms of such amended and restated call provisions are identical to the terms of the warrants on their original dates of issuance.  As a result: (i) all of the warrants issued to subscribers of the offerings are callable for cancellation by us if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the warrants at the time of the call of the warrants, and (ii) the warrants issued to brokers for the offerings will not have a call provision.

These agreements do not include contractual penalty provisions for failure to comply with these registration rights provisions.  Further, we are not a party to any other agreements which require us to pay liquidated damages in the future for failure to register securities for sale.

Working Capital

The following is a summary of our working capital at December 31, 2008, 2007 and 2006:

	At December 31, 2008	At December 31, 2007	At December 31, 2006
Current Assets	$7,307,005	$12,200,133	$3,790,483
Current Liabilities	(1,421,075)	(1,094,697)	(1,583,306)
Working Capital	$5,885,930	$11,105,436	$2,207,177

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

Net cash provided by financing activities.  Net cash provided by financing activities was $7,560,688 for the year ended December 31, 2008 compared to $26,029,481 for the year ended December 31, 2007.  Net cash provided by financing activities during the year ended December 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $179,830 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities during the year ended December 31, 2007 primarily resulted from the receipt of $26,813,817 from the gross proceeds of private placements of our securities.

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

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  As of June 30, 2009, we had cash reserves in the amount of approximately $2,850,000.

This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $2,450,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs for the remaining two quarters of our 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the development of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, subject to funding availability.  We will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Post-Retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), which amends FASB Statement No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” (“FAS 132”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The objective of FSP FAS 132(R)-1 is to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We have determined that the adoption of this will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for fiscal years beginning January 1, 2009 and is to be applied prospectively. We have determined that the adoption of this guidance will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for fiscal years beginning January 1, 2009. Early adoption for an existing instrument is not permitted. We have determined that the adoption of this guidance will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS 133. Convertible debt instruments within the scope of FSP APB 14-1 are not addressed by the existing APB 14. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments within the scope of FSP APB 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This requires an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component will be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for fiscal years beginning January 1, 2009 and will be applied retrospectively to all periods presented.  We have determined that the adoption of this guidance will have little or no effect on our consolidated financial position, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for fiscal years beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We have determined that the adoption of this guidance will have little or no effect on our consolidated financial position, results of operations, and disclosures.

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

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.”  This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP FAS 157-2 are effective for fiscal years beginning January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for our fiscal year beginning January 1, 2009 and is to be applied prospectively. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for our fiscal year beginning January 1, 2009.  We are currently evaluating the impact that this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for our fiscal year beginning after November 15, 2007.  The adoption of this statement has little or no effect on our consolidated financial position, results of operations, and disclosures.

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
McCOWN STARBUCK THORNBURGH & KEETER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Searchlight Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the results of its operations, stockholders’ equity, including inception cumulative data, and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				January 14, 2000
				(Date of Inception)
	For the Year Ended	For the Year Ended	For the Year Ended	Through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	976,974	1,149,755	2,024,932	5,038,684
Mineral exploration and evaluation expenses - related party	360,000	360,000	495,000	1,215,000
Administrative - Clarkdale site	1,142,102	513,759	-	1,655,861
General and administrative	2,517,479	1,557,048	1,209,838	6,118,169
General and administrative - related party	83,333	32,421	-	115,754
Depreciation	62,069	37,751	6,309	107,079

Total operating expenses	5,141,957	3,650,734	3,736,079	14,250,547

Loss from operations	(5,141,957)	(3,650,734)	(3,736,079)	(14,250,547)

Other income (expense):
Rental revenue	35,720	36,410	-	72,130
Loss on equipment disposition	-	(138)	(4,388)	(4,526)
Interest expense	(3,428)	(2,062)	-	(5,490)
Interest and dividend income	203,821	314,331	77,032	595,184

Total other income (expense)	236,113	348,541	72,644	657,298

Loss before income taxes	(4,905,844)	(3,302,193)	(3,663,435)	(13,593,249)

Income tax benefit	1,777,458	1,080,375	1,122,457	4,379,935

Loss from continuing operations	(3,128,386)	(2,221,818)	(2,540,978)	(9,213,314)

Discontinued operations:
Loss from discontinued operations	-	-	-	(4,143,168)

Net loss	$(3,128,386)	$(2,221,818)	$(2,540,978)	$(13,356,482)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.04)

Net loss	$(0.03)	$(0.02)	$(0.04)

Weighted average common shares outstanding -Basic and diluted	104,338,284	88,942,414	62,075,707

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock related to exercise of warrants	400,000	400	259,600	-	-	260,000

Common stock subscribed for exercise of warrants and options	-	-	-	90,000	-	90,000

Issuance of common stock for directors' compensation	6,314	6	17,994	-	-	18,000

Issuance of common stock related to exercise of options	400,000	400	99,600	-	-	100,000

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	3,125,000	3,125	4,996,875	-	-	5,000,000

Issuance of common stock as commission in connection with foreign offering	156,250	156	(156)	-	-	-

Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Capitalization of Phage related party liability to equity	-	-	742,848	-	-	742,848

Net loss December 31, 2007	-	-	-	-	(2,221,818)	(2,221,818)

Balance, December 31, 2007	96,865,391	96,865	116,223,907	108,000	(10,228,096)	106,200,676

Issuance of common stock for cash, $0.65 per share from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock for cash Reg. S - Private Placement, $1.60 per share	1,637,500	1,638	2,618,362	-	-	2,620,000

Issuance of common stock for cash Reg. D - Private Placement, $1.60 per share	1,643,750	1,644	2,628,356	-	-	2,630,000

Issuance of common stock as commission in connection with foreign offering	80,000	80	(80)	-	-	-

Amortization of stock options issued to officer over vesting period	-	-	859	-	-	859

Issuance of common stock for cash, $0.25 per share exercise of nonemployee stock options	200,000	200	49,800	(25,000)	-	25,000

Issuance of common stock for directors' compensation	11,768	11	35,989	(18,000)	-	18,000

Issuance of common stock for mining claims	1,400,000	1,400	2,630,600	-	-	2,632,000

Effect of modification of stock options issued to an employee	-	-	36,457	-	-	36,457

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended			through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,128,386)	$(2,221,818)	$(2,540,978)	$(13,356,482)
Deduct: Loss from discontinued operations	-	-	-	(4,143,168)
Loss from continuing operations	(3,128,386)	(2,221,818)	(2,540,978)	(9,213,314)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	62,069	37,751	6,309	107,079
Stock based expenses	136,342	269,287	289,094	1,094,505
Loss on disposition of fixed assets	-	138	4,388	5,875
Amortization of prepaid expense	183,913	170,413	-	354,326
Allowance for bond deposit recovery	180,500	-	-	180,500
Changes in operating assets and liabilities:
Other current assets	(242,538)	(256,967)	(106,235)	(605,740)
Other assets	(107,400)	40	(2,540)	(290,400)
Accounts payable and accrued liabilities	310,409	(277,026)	420,183	476,735
Deferred income taxes	(1,777,458)	(1,080,375)	(1,122,457)	(4,379,935)

Net cash used in operating activities	(4,382,549)	(3,358,557)	(3,052,236)	(12,270,369)
Net cash used in operating activities from discontinued operations	-	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(200,000)	(890,000)
Cash paid to VRIC on closing date	-	(9,900,000)	-	(9,900,000)
Cash paid for additional acquisition costs	-	(130,105)	-	(130,105)
Capitalized interest	(180,170)	(162,173)	-	(342,343)
Purchase of property and equipment	(7,949,722)	(4,155,549)	(25,748)	(12,147,104)

Net cash used in investing activities	(8,129,892)	(14,347,827)	(225,748)	(23,496,686)
Net cash used in investing activities from discontinued operations	-	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	7,763,500	26,813,817	6,271,376	43,539,500
Stock issuance costs	-	(677,570)	-	(677,570)
Principal payments on capital lease payable	(22,982)	(28,939)	(15,000)	(51,921)
Principal payments on deferred purchase liability	(179,830)	(167,828)	-	(347,658)
Proceeds from subscribed stock	-	90,000	-	360,000

Net cash provided by financing activities	7,560,688	26,029,480	6,256,376	42,822,351
Net cash provided by financing activities from discontinued operations	-	-	-	3,384,237

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,951,753)	8,323,096	2,978,392	7,055,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,007,344	3,684,248	705,856	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,055,591	$12,007,344	$3,684,248	$7,055,591

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended			through
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$3,428	$2,062	$-	$56,241

Income Taxes Paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$444,690	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$66,879,375	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$2,632,000	$4,508,000	$3,530,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$2,628,188	$-	$2,628,188

Net deferred tax liability assumed	$1,613,161	$50,839,702	$1,614,147	$55,197,465

Merger option payment applied to the acquisition	$-	$200,000	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$690,000	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$742,848	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$-	$125,000

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2008 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2008, 2007 and 2006 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 23,418,739, 25,352,207 and 23,666,088, respectively.

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

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by EITF 04-03 paragraph 2 and EITF 98-11, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Slag Project, which has been capitalized as a tangible asset in accordance with EITF 04-02. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Slag Project.

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

The following table summarizes the changes of mineral properties for the years ended December 31, 2007 and 2008:

Total mineral properties balance, December 31, 2006	$5,431,290

Share issuance to obtain mineral properties, June 29, 2007	4,508,000
Net deferred income tax liability assumed	2,762,968

Total mineral properties balance, December 31, 2007	12,702,258

Share issuance to obtain mineral properties, June 25, 2008	2,632,000
Net deferred income tax liability assumed	1,613,161

Total mineral properties balance, December 31, 2008	$16,947,419

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at December 31, 2008 and 2007,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	December 31, 2008	December 31, 2007
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$64,317	$87,300

					64,317	87,300
Capital lease payable, current portion					(24,026)	(22,983)

Capital lease payable, net of current portion					$40,291	$64,317

The following table represents future minimum lease payments on the capital lease for the years ending December 31,

2009	$26,401
2010	26,401
2011	15,401
2012	—
Thereafter	—

Total future minimum lease payments	$68,203
Imputed interest	(3,886)

Present value of future minimum lease payments	$64,317

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

Subsequent to December 31, 2008, on April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend and restate the call provisions in the private placement warrants further so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original  dates of issuance.  As a result: (v) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (vi) the broker warrants will not have call provision, (vii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

The Company  determined that the amendment to extend the expiration date of the private placement warrants which were originally issued as part of equity transactions, did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

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

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2008	2007	2006

Dividend yield	—	—	—
Expected volatility	76.59%	76.6%	85%
Risk-free interest rate	1.55% to 3.48%	2.88% to 4.68%	4.89% to 5.08%
Expected life (years)	4.25 to 9	2 to 4.25	4.25

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the changes of the Company’s stock options subject to vesting for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2005	—	$—
Options granted	150,000	0.21
Options vested	(25,000)	0.21
Options cancelled	—	—

Unvested, December 31, 2006	125,000	0.21
Options granted	—	—
Options vested	(75,000)	0.21
Options cancelled	—	—

Unvested, December 31, 2007	50,000	0.21
Options granted	200,000	0.79
Options vested	(50,000)	0.21
Options cancelled	—	—

Unvested, December 31, 2008	200,000	$0.79

As of December 31, 2008, there was $138,154 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2009 - $68,640, 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

The following table summarizes information about options granted during the year ended December 31, 2008:

Number of Options Granted During 2008	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
207,347	Equals	$1.49		$1.45 to $2.45	$0.80
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

207,347	Equals	$1.49		$ 1.45	$0.80

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the year ended December 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
182,946	Equals	$2.76		$1.75 to $4.04	$0.44
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

182,946	Equals	$2.76		$1.75 to $4.04	$0.44

The following table summarizes information about options granted during the year ended December 31, 2006:

Number of Options Granted During 2006	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
—	Equals	$—	$	— to $ —	$—
—	Exceeds	$—	$	— to $ —	—
870,000	Less Than	$2.25		$1.70 to $2.40	$0.10

870,000	Less Than	$2.25		$1.70 to $2.40	$0.10

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options/warrants granted during the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	24,118,500	$0.42
Options/warrants granted and assumed	5,772,500	0.55
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(9,731,000)	0.50

Balance, December 31, 2006	20,160,000	0.51
Options/warrants granted and assumed	5,584,704	3.86
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(800,000)	0.45

Balance, December 31, 2007	24,944,704	1.26
Options/warrants granted and assumed	1,847,972	2.30
Options/warrants expired	—	—
Options/warrants cancelled	—	—
Options/warrants exercised	(4,190,000)	0.62

Balance, December 31, 2008	22,602,680	$1.11

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	PROPERTY RENTAL AGREEMENTS AND LEASES

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2008, 2007 and 2006,

	December 31, 2008	December 31, 2007	December 31, 2006

Income tax benefit per financial statements	$(1,864,221)	$(1,254,833)	$(1,278,083)
Non-deductible and other	6,460	4,807	3,294
Change in valuation allowance	80,303	119,193	64,694
Release of valuation allowance related to acquisition	—	—	82,299
Rate change	—	50,458	5,339

Income tax benefit	$(1,777,458)	$(1,080,375)	$(1,122,457)
Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Deferred income tax assets

Net operating loss carryforward	$4,742,104	$2,964,646
Option compensation	349,412	324,962
Reclamation bond	68,590	—

Gross deferred income tax asset	5,160,106	3,289,608
Valuation allowance	(403,501)	(323,198)
	4,756,605	2,966,410
Deferred income tax liabilities

Property, plant & equipment	14,501	1,764
Acquisition related liabilities	55,197,465	53,584,304

Net deferred income tax liability	$50,455,361	$50,619,658

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

The Company incurred total fees to CMOW of $83,213 and $31,277 for the years ended December 31, 2008 and 2007, respectively. The Company also reimbursed expenses to CMOW of $120 and $1,144 for the years ended December 31, 2008 and 2007, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $22,468 and $11,260 of the above CMOW fees and expenses for the years ended December 31 2008 and 2007, respectively. The Company had an outstanding balance due to CMOW of $14,575 and $2,244 as of December 31, 2008 and 2007, respectively.

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

Amendment and revision to warrant provisions – On April 30, 2009 the Company further amended its warrant call provisions.  See Note 7, for further discussion.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity and cash flows for each of the years ended in the three year period ended December 31 2008 of Searchlight Minerals Corp., and our report dated March 10, 2009 expressed an unqualified opinion.

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

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Ian R. McNeil	Director (Class I), Chief Executive Officer and President	37
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	34
Melvin L. Williams	Chief Financial Officer	48
Harry B. Crockett	Director (Class II)	67
Robert D. McDougal	Director (Class III)	77
Martin B. Oring	Director (Class III)	63

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

Robert D. McDougal, Director.  Mr. McDougal has been a member of our board of directors since July 25, 2005.  He is a Certified Public Accountant.  He began practicing public accounting in 1973 and established his own practice in 1981.  The major portion of the practice is with mining and mining related clients including public companies, private companies, partnerships and individuals.  He was a director and officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001.  Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company.  He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He also serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties, of which Nanominerals is the principal stockholder.  He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman.  Prior to this time, Mr. McDougal served 20 years in the United States Air Force, retiring with the rank of Major.  Following his retirement from the United States Air Force, Mr. McDougal obtained a Bachelor of Arts degree in accounting from the University of Nevada, Reno, graduating with distinction.

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

Consultants

Nanominerals Corp. is a private Nevada corporation principally engaged in the business of mineral exploration.  We have engaged Nanominerals as a consultant to provide us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  Dr. Charles A. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals Corp., and controls its day to day operations.  The following sets forth certain biographical information with respect to Dr. Ager:

Dr. Charles A. Ager, is a geophysical engineer with approximately 40 years of experience in the areas of mining discovery and production.  He is a registered geophysicist in the State of California and a registered professional engineer and professional geoscientist in British Columbia, Canada.  Dr. Ager received a PhD degree in geophysics from the University of British Columbia in 1974 and a Masters of Science degree from the University of British Columbia in 1972.  He received his undergraduate degree in mathematics and physics from California State University, Sacramento in 1968.  Dr. Ager has been associated with Nanominerals from 1988 until present.  Dr. Ager was the Chairman of ABM Mining Group from 1979 until 1988, when it was acquired by Northgate Mining.  ABM Mining Group was involved in providing technical and financial assistance in building and operating medium sized mining companies.  Project duties included property acquisition, exploration, permitting, development, production and finance.  Dr. Ager also was the President of the Ager Group of Geotechnical Companies from 1968 to 1979.  The Ager Group of Geotechnical Companies was involved in providing technical and financial assistance for exploration and development projects in Canada, the United States, Africa and the Far East.  Project work included the use of water, ground and air surveys in the exploration for oil and gas, coal, industrial minerals and base and precious metals.  Dr. Ager is a member of the Association of Professional Engineers and Geoscientists of British Columbia, Canada, the Society of Exploration Geophysicists and the Society of Mining, Metallurgy and Exploration.

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

Although we only have one independent director, the Board of Directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

Committees of the Board Of Directors

Audit Committee.  We have an audit committee and an audit committee charter.  Our audit committee is presently comprised of Robert D. McDougal, Martin B. Oring and Harry B. Crockett.  Mr. Oring is an independent director.  Mr. Crockett is not an independent director.  Mr. McDougal is not an independent director, but we believe that he qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act.  On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy.  The purpose of the amendments to the audit committee charter is to expand on the role of the audit committee’s relationship with external auditors and the primary committee responsibilities.  The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large.  The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.  A copy of our audit committee charter was filed as an exhibit with to our Current Report on Form 8-K filed with the SEC on September 27, 2006.  Our audit committee is responsible for:

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

Disclosure Committee and Charter.  We have a Disclosure Committee and a disclosure committee charter.  Our disclosure committee is presently comprised of Carl S. Ager, Ian R. McNeil, Robert D. McDougal and Martin B. Oring.  A copy of the disclosure committee charter was filed as an exhibit to our Form 10-KSB filed with the SEC on April 13, 2004.  The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of its financial reports.  Mr. Oring is an independent director.  However, neither Mr. McDougal, Mr. Ager nor Mr. McNeil is an independent director.

Related Person Transactions Policy

On March 17, 2009, the Board of Directors adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  Related party transactions, which are limited to those described in this policy, are subject to the approval or ratification by the Audit Committee in accordance with this policy.

Our Code of Ethics, which applies to our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and all senior financial officers, provides that all conflicts of interest should be avoided.  Pursuant to Item 404 of Regulation S-K of the SEC, certain transactions between the issuer and certain related persons need to be disclosed in our filings with the SEC.  In addition, under Section 78.140 of the Nevada Revised Statutes, certain transactions between us and our directors and officers may need to be approved by our Board of Directors or a duly authorized committee of the Board.  Finally, SEC rules require our Board to assess whether relationships or transactions exist that may impair the independence of our outside directors.  The policy is intended to provide guidance and direction on related party transactions.

A “related party transaction” is any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(a) of Regulation S-K.  Under Item 404(a), we are required to disclose any transaction occurring since the beginning of our last fiscal year, or any currently proposed transaction, involving us where the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.  “Related party transaction” also includes any material amendment or modification to an existing related party transaction.

For purposes of the policy, “related party” means any of the following:

•	a director (which term when used therein includes any director nominee);

•	an executive officer;

•	a person known by us to be the beneficial owner of more than 5% of our common stock (a “5% stockholder”);

•	an entity which is owned or controlled by a person listed above, or an entity in which a person listed above has a substantial ownership interest or control of such entity; or

•	a person who is an immediate family member of any of the foregoing.

“Immediate family member” means a child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee for director or beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee for director or beneficial owner.

All related party transactions are required to be disclosed to the Audit Committee of the Board and any material related party transaction are required to be disclosed to the full Board of Directors.  Related party transactions will be brought to management’s and the Board’s attention in a number of ways.  Each of our directors and executive officers is instructed and periodically reminded to inform the Office of the Secretary of any potential related party transactions.  In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.  Any potential related party transactions that are brought to our attention are analyzed by our legal department, or if none exists, our outside counsel, in consultation with management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction requiring compliance with the policy.

At each of its meetings, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party.  In determining whether to approve a related party transaction, the Audit Committee will consider, among other factors, the following factors to the extent relevant to the related party transaction:

•	whether the terms of the related party transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the related party transaction;

•	whether the related party transaction would impair the independence of an outside director; and

•
whether the related party transaction would present an improper conflict of interests for any of our directors or executive officers, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship, and

•	any other factors the Audit Committee deems relevant.

The Audit Committee will apply these factors, and any other factors it deems relevant to its determination, in a manner that is consistent with the rules and regulations promulgated by the Commission and the objectives of the policy.  Given that this list of factors is non-exclusive and, further, that the factors have not been assigned any particular level of importance with respect the other factors, the Audit Committee will have a certain amount of discretion in applying these factors.  The members of the Audit Committee, however, must exercise their reasonable business judgment in making a determination regarding the transaction at issue.

As a result, the specific application of these factors will be determined by the Audit Committee on a case-by-case basis.  The Audit Committee will examine each factor, both individually and collectively, in the context of our overall business and financial position, as well as our short-term and long-term strategic objectives.  In doing so, the Audit Committee will look at the particular facts and circumstances of the transaction at issue, as well as the totality of the circumstances surrounding the transaction as a whole.  The Audit Committee will examine the relationship of the facts and circumstances with our overall business and financial position and strategic objectives.  If, as and when special or unique concerns must be addressed, the Audit Committee will take such concerns into account.

For example, regarding transactions that would impair independence, if our securities become listed on a national securities exchange that requires a certain percentage of the board of directors to be independent, and the Audit Committee determines that a particular transaction will impair the independence of an outside director, potentially causing us to contradict the exchange mandated independence requirement, that particular transaction may be rejected.  However, there could arise a situation where, due to the importance of the transaction to our overall business and financial position and strategic objectives and our ability to appoint another independent director, such a transaction might be approved by the Audit Committee.

Any member of the Audit Committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may, if so requested by the Chairperson of the Audit Committee, participate in some or all of the Audit Committee’s discussions of the related party transaction.  Upon completion of its review of the transaction, the Audit Committee may determine to permit or to prohibit the related party transaction.

A related party transaction entered into without pre-approval of the Audit Committee will not be deemed to violate the policy, or be invalid or unenforceable, so long as the transaction is brought to the Audit Committee as promptly as reasonably practical after it is entered into or after it becomes reasonably apparent that the transaction is covered by the policy.

Under the policy, any “related party transaction” will be consummated or will continue only if:

•
the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	the transaction is approved by the disinterested members of the Board of Directors; or

•	if the transaction involves compensation, that such transaction is approved of by our Compensation Committee.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2008, with the exception of the following:

•
Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in: (a) the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) relating to an event occurring prior to 2008 and which was reported on a delinquent basis on a report filed in 2008 and thereafter amended in 2009, and (b) the reporting of three transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to transactions occurring prior to 2008 and which were reported on a delinquent basis on two reports;

•	Harry B. Crockett, one of our directors, was delinquent in the reporting of four transactions in 2008 on Form 4 which were reported on a delinquent basis on two reports;

•	Martin B. Oring, one of our directors, was delinquent in the reporting of two transactions in 2008 on Form 4 which were reported on a delinquent basis on two reports;

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of four transactions in 2008 on Form 4 which were reported on a delinquent basis on two reports; and

•	K. Ian Matheson, one of our principal stockholders, was delinquent in the reporting of fifteen transactions in 2008 on Form 4 which were reported on a delinquent basis on ten reports.

Item 11.      Executive Compensation

Compensation Discussion and Analysis

Process Overview.  The Compensation Committee of the Board of Directors discharges the Board of Directors’ responsibilities relating to compensation of all of our executive officers.  The Compensation Committee is comprised of three non-employee directors.

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

Compensation Philosophy and Objectives.  The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our stockholders. The Compensation Committee also believes that the compensation of our executive officers is both appropriate and responsive to the goal of improving stockholder value.

The Compensation Committee’s philosophy is to link the named executive officers’ compensation to corporate performance.  The base salary, bonuses and stock option grants of the named executive officers are determined in part by the Compensation Committee reviewing data on prevailing compensation practices of comparable companies with whom we compete for executive talent, and evaluating such information in connection with our corporate goals and compensation practices.

Our current compensation arrangements for several of our executive officers, including our Chief Executive Officer, are below average compensation levels for similar positions at comparable companies.  As we continue to grow, we may need to increase our recruiting of new executives from outside of the Company.  This in turn may require us to pay higher compensation which may be closer to or in excess of comparable company averages.

Finally, we believe that creating stockholder value requires not only managerial talent, but active participation by all employees.  In recognition of this, we try to minimize the number of compensation arrangements that are distinct or exclusive to all of our executive officers.  We currently provide base salary, bonuses and long-term equity incentive compensation to a number of our employees.

Because we are an exploration company, we are in the process of refining our compensation policies and anticipate that this will be an ongoing process as our company develops.  We are engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in Nevada and Arizona.

In light of the above, since our company could develop in a number of directions, such as exploration only, or exploration with a producing mine, we have looked at a broad range of mining companies to establish our  compensation packages.  In general, these companies consisted of a mix of smaller to medium-sized public mining companies.  Most are at late stages of a mine development project or have either one or two operating mines.  Although many companies were considered for comparative purposes by our Compensation Committee, initially the Compensation Committee focused on the following companies as likely to be more relevant to our own as we develop: Apex Silver Mines Ltd., Canyon Resources Corp., Goldenstar Resources, Mines Management Inc., US Gold Corp. and Vista Gold Corp.  Canyon Resources has merged with ATNA Resources and is now a foreign reporting company and therefore has been dropped from the peer group.  Each company’s publicly-disclosed information was compiled to provide data on executive compensation, including base pay, other cash compensation and stock-based compensation.  It is our intent to formulate executive compensation packages that are both representative of industry practices and are sufficient to attract and retain capable and experienced people.  In addition to industry comparables, the Compensation Committee reviewed the National Association of Corporate Directors “Report of the Blue Ribbon Commission on Executive Compensation and the Role of the Compensation Committee” for 2007.

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

2008 Executive Officer Compensation Components.  For the year ended December 31, 2008, the principal components of compensation for our executive officers were:

•	base salary;

•	bonus; and

•	equity-based incentive compensation.

Base Salary.  Base salaries for our executive officers, other than the Chief Executive Officer (CEO), are determined by the Compensation Committee based upon recommendations by our Chief Executive Officer, taking into account such factors as salary norms in comparable companies, individual responsibilities, performance and experience of the executive officer.

The Compensation Committee, after review of compensation paid by peer group companies, supplemented by published compensation surveys of public companies and a review of the CEO’s responsibilities, performance, and experience, sets the CEO’s salary.  A review of the salaries of our executive officers is conducted at least annually.

During 2007, the Compensation Committee approved increases in base salaries for our executive officers from 2006 to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  The Compensation Committee determined that in connection with the closing of the acquisition of 100% of the Clarkdale Slag Project and as a result of the increase in the scope of responsibilities of our executives during 2007, it was appropriate to review the compensation of salaries for comparable executives in the peer group.  The increase in the scope of responsibilities during 2007 included the additional work performed and to be performed by the executives to acquire 100% of the Clarkdale Slag Project, design and engineer our first production module, conduct multiple financings, and supervise an increased number of employees.  During its review of the peer group, the Compensation Committee decided to increase the salaries of the executive officers to reduce the size of the disparity between the compensation paid to our executive officers and the compensation paid to the executive officers in the peer group.  The realignment resulted in different changes in percentage increases among our executive officers because not all of the executives required the same percentage increase to narrow the gap between our officers’ salaries and the salaries for comparable executives in the peer group.  The Compensation Committee was focused on bringing the dollar amount of our executives’ salaries closer to the peer group, not on increasing the salaries at the same rate as the percentage increase of  market salaries.  As such, market salaries increased at a lower percentage rate than our executives’ salaries.  The Compensation Committee did not have a specific formula to determine the amount of the executive compensation or the specific increases for each individual executive.  Our executives’ salaries were subjectively determined in the discretion of the Compensation Committee, taking into account the foregoing factors.

The Compensation Committee considered the lack of formal training of Mr. McNeil and Mr. Ager in the specific technicalities of mineral exploration, but determined that their general business management experience merited their compensation levels, and that we could engage technical mineral exploration specialists, as necessary and appropriate.  Mr. Williams’ increase reflects a change in his contract, increasing his time commitment to us from a range of 300-600 hours per year to 600-800 hours per year.  The Compensation Committee did not have a specific formula to determine the amount of the executive compensation.

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

Stock Ownership Guidelines.  We currently do not require our directors or executive officers to own a particular amount of our common stock.  The Compensation Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

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

Employment Arrangements, Severance and Change of Control Benefits.  Other than as described below, we are not party to any employment contracts with our officers and directors.

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

Tax and Accounting Treatment of Compensation.  In our review and establishment of compensation programs and payments, we consider, but do not place great emphasis on, the anticipated accounting and tax treatment of our compensation programs on us and our executive officers.  While we may consider accounting and tax treatment, these factors alone are not dispositive.  Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders under a proposed compensation arrangement.

Our Compensation Committee and our Board have considered the potential future effects of Internal Revenue Code Section 162(m), Trade or Business Expense, Certain excessive employee remuneration (“Section 162(m)”) on the compensation paid to our executive officers.  Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of our executive officers.  There is an exemption from the $1 million limitation for performance-based compensation that meets certain requirements.  In approving the amount and form of compensation for our executive officers, our compensation committee will continue to consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m).

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, our 2007 Stock Option Plan was submitted to and approved by our stockholders at our 2007 annual meeting of stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards.  Grants of equity based compensation under our 2007 Stock Option Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on performance criteria set forth by our compensation committee, and if certain other requirements are satisfied as set forth under Section 162(m).  The compensation paid to any of our executive officers in 2008 did not exceed the $1 million threshold under Section 162(m). Thus, at the present time, neither we nor any of our executives are impacted by Section 162(m).

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

We account for equity compensation paid to our employees under the rules of Financial Accounting Standard No. 123R (“FAS 123(R)”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.  We have not tailored our executive compensation program to achieve particular accounting results.

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

Our current compensation and benefit plans are not subject to Section 409A.  We have reviewed our compensation arrangements with our executives and employees, and have determined that they are excepted from the requirements of Section 409A.  The severance provisions and discretionary bonus provisions under our Employment Agreements fall within the short-term deferral rules of Treasury Regulations Section1.409A-1(b)(4). The equity awards issued under our 2007 Stock Option Plan (both statutory and nonstatutory stock options) are excepted from Section 409A.  Statutory options under Internal Revenue Code Section 422 are not subject to Section 409A.  Likewise, the nonstatutory options are excepted from Section 409A under Treasury Regulations Section 1.409A-1(b)(5)(i)(A) because the exercise prices for all awards issued thereunder are the fair market value of the underlying stock on the date the option was granted and the options do not include any feature for the deferral of compensation other than deferral of recognition of income until the later of the exercise or disposition of the option or the date the options become substantially vested.  The underlying stock for all the options constitutes "service recipient stock" within the meaning of Treasury Regulation Section 1.409-A-1(b)(5)(iii).  If we adopt new compensation plans that constitute non-qualified deferred compensation, they will be operated in compliance with Section 409A and regulatory guidance issued by the Internal Revenue Service.

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
Harry B. Crockett
Martin B. Oring

Summary Compensation Table

The following table sets forth all compensation received during the three years ended December 31, 2008 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.  These officers are referred to as the Named Executive Officers in this report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Ian R.	2008	190,000	-	-	-	-	-	-	190,000
McNeil,	2007	179,750	-	-	40,643	-	-	-	220,393
Director,	2006	108,000	-	-	71,642	-	-	-	179,642
President and CEO (2)
Carl S. Ager,	2008	160,000	-	-	-	-	-	-	160,000
Director,	2007	150,000	-	-	40,643	-	-	-	190,643
Vice	2006	80,000	-	-	71,642	-	-	-	151,642
President and
Secretary (3)
Melvin L.	2008	130,000	-	-	-	-	-	22,468	152,468
Williams,	2007	121,250	-	-	40,958	-	-	11,260	173,468
Chief	2006	32,500	-	103,000	9,163	-	-	-	144,663
Financial Officer (4)

(1)	The dollar value of stock awards and option awards are calculated in accordance with Statement of Financial Account Standard (“SFAS”) 123R, Share Based Payments.
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

(4)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006.  Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000. On February 16, 2007, we increased the salary of Mr. Williams to $130,000.  Other compensation includes direct benefit to Mr. Williams of $11,260 and $22,468 from fees incurred in 2007 and 2008, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2008:

		Option Awards				Stock Awards
Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
Ian R. McNeil	500,000	-	-	$0.44	11/11/10	-
Director, President	60,000	-	-	$1.70	4/7/11	-
and CEO	250,000	-	-	$2.40	6/6/11	-
	24,800	-	-	$4.04	2/16/12	_
Carl S. Ager	500,000	-	-	$0.44	11/11/10	-
Director, Vice	60,000	-	-	$1.70	4/7/11	-
President,	250,000	-	-	$2.40	6/6/11	-
Treasurer and	24,800	-	-	$4.04	2/16/12	-
Secretary
Melvin L. Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial	18,600	-	-	$4.04	2/16/12	-
Officer

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

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Martin B. Oring (2)	9,000	-	27,026	-	-	36,026
Robert D. McDougal (3)	36,000	36,000	-	-	-	72,000
Harry B. Crockett (4)	36,000	36,000	-	-	-	72,000

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.

(2)
Mr. Oring joined our Board of Directors on October 10, 2008.  Mr. Oring held 207,347 stock options and no unvested shares as stock awards, of December 31, 2008.  We granted 207,347 stock options and no stock awards to Mr. Oring in 2008.

(3)
Mr. McDougal held 550,000 stock options and no unvested shares as stock awards, of December 31, 2008.  We granted no stock options and 15,811 shares as stock awards to Mr. McDougal in 2008.  In addition, 3,214 shares were issued to Mr. McDougal in 2008 which are noted in our Consolidated Statement of Stockholders' Equity included in the financial statements filed herewith as subscribed for on December 31, 2007 and issued in 2008.

(4)
Mr. Crockett held no stock options and no unvested shares as stock awards, of December 31, 2008.  We granted no stock options and 15,811 shares as stock awards to Mr. Crockett in 2008.  In addition, 3,214 shares were issued to Mr. Crockett l in 2008 which are noted in our Consolidated Statement of Stockholders' Equity included in the financial statements filed herewith as subscribed for on December 31, 2007 and issued in 2008.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 23, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052.

	Name And Address	Amount And Nature Of		Percentage Of
	Of Beneficial Owner	Beneficial Ownership		Common Stock(1)
DIRECTORS AND OFFICERS
	Ian R. McNeil	17,242,394	(2)(8)	16.07%
	Carl S. Ager	17,242,394	(3)(8)	16.07%
	Melvin L. Williams	174,600	(4)	*
	Robert D. McDougal	808,269	(5)	*
	Harry B. Crockett	7,638,037	(6)	7.17%
	Martin B. Oring	843,793	(7)	*
	All officers and directors as a group (6 persons)	27,949,487		25.62%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,000,000	(8)	15.03%

	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	11,162,004	(9)	9.75%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,045,190	(8)(10)	16.01%

*	Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.  Percentage of ownership is based on 106,468,637 shares of common stock outstanding as of July 23, 2009.

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
(5)
Consists of 238,155 shares held directly by Robert D. McDougal, 20,114 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 550,000 shares of our common stock.

(6)	Consists of 7,612,571 shares held by Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 25,466 shares held directly by Mr. Crockett.
(7)
Consists of 455,000 shares held directly by Martin B. Oring, 105,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 283,793 shares of common stock held by Mr. Oring and his affiliated entities..

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

(9)
Mr. Matheson beneficially owns 11,162,004 shares of common stock.  These shares include 1,817,002 shares held directly by K. Ian Matheson, 1,345,002 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 8,000,000 shares held directly by Mr. Matheson.

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

Although we only have one independent director, the Board of Directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

Prior to the adoption of the Related Person Transactions Policy on March 17, 2009, related party transactions were subject to our Code of Ethics, which was adopted July 18, 2006, and an unwritten policy that any transactions with related persons would be approved of by a majority of our independent, disinterested directors, and would comply with the Sarbanes Oxley Act and other securities laws and regulations.  However, we did not have any independent directors until October 2008.  At any point at which we did not have independent directors on our Board, any transactions with related persons were approved of by a majority of our then disinterested directors.

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

Under the option agreement with the Searchlight Claim owners, we had agreed to issue an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us.  We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29, 2007.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008.  We issued the 1,400,000 shares to the remaining Searchlight Claim owners in June 2008, and now have issued all 5,600,000 of the shares of our common stock required to be issued to the Searchlight Claim owners.  Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, we valued the shares issued to obtain the Searchlight Claims at their market price at the date of the issue.  In connection with this transaction, K. Ian Matheson (one of our principal stockholders and a former member of the board of directors) and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 1,050,000 shares of common stock.  Mr. Matheson may be considered a promoter of the Company by virtue of his positions in the Company and with certain of the Searchlight Claim owners.  Also, in connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Charles A. Ager and his wife, Carol Ager, who were Searchlight Claim owners, have each received 140,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.  Dr. Ager and his affiliate, Nanominerals Corp., were also our affiliates at the time of the final three stock issuances in connection with the option agreement to acquire the Searchlight Claims.  Mr. Matheson was one of our officers and/or directors at the time of the initial two stock issuances in connection with the option agreement to acquire the Searchlight Claims, and has been one of our principal stockholders at the time of all such issuances.

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

On October 24, 2005, in connection with the terms of the Assignment Agreement with Nanominerals, we issued to Nanominerals and its designates warrants to purchase 12,000,000 shares of our common stock exercisable through May 31, 2015, at an exercise price of $0.375 per share.  At the instruction of Nanominerals, we issued 2,000,000 of the 12,000,000 warrants to Clarion Finanz AG, a designate of Nanominerals.

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

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance

2/15/07 Discounted Acquisition Liability				$2,501,187

Quarter Ended 3/31/07	$60,000	$17,942	$42,058	2,459,129
Quarter Ended 6/30/07	90,000	48,910	41,090	2,418,039
Quarter Ended 9/30/07	90,000	48,082	41,918	2,376,121
Quarter Ended 12/31/07	90,000	47,239	42,761	2,333,360

2007 Totals	330,000	162,173	167,827	2,333,360

Quarter Ended 3/31/08	90,000	46,378	43,622	2,289,738
Quarter Ended 6/30/08	90,000	45,499	44,501	2,245,237
Quarter Ended 9/30/08	90,000	44,603	45,397	2,199,840
Quarter Ended 12/31/08	90,000	43,690	46,310	2,153,530

2008 Totals	$270,000	$136,480	$133,520	$2,153,530

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2008 and 2007, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.  For the year ended December 31, 2008 we incurred total fees and reimbursement of expenses to the firm of $83,213 and $120, respectively.  For the year ended December 31, 2007 we incurred total fees and reimbursement of expenses of $31,277 and $1,144, respectively.  At December 31, 2008, we had an outstanding balance due to the firm of $14,575.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $22,468 and $11,260 of the above Cupit, Milligan fees and expenses for the years ended December 31, 2008 and 2007, respectively.

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

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (9)
10.18	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (10)
10.19	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (11)
10.20	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (12)
10.21	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (11)
10.22	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (12)
10.23	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (13)
10.24	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (14)
10.25	2007 Stock Option Plan (15)
10.26	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (16)
10.27	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (17)
10.28	Contract for Engineering Services dated March 21, 2005 (17)
10.29
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (17)

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (18)
10.31	Notice of Exercise Option (19)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (5)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (20)
10.34	Special Warranty Deed dated February 15, 2007 (20)
10.35	Bill of Sale dated February 15, 2007 (20)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (20)

10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (20)
10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (20)
10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian R. McNeil. (21)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (21)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (21)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (22)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(22)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(22)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(23)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (24)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (25)
10.49	General Contractor Agreement, dated May 4, 2007 (and addendums thereto) between the Company and Talson Corporation (26)
10.50	Engineering Services Agreement, dated April 4, 2006 (and addendum thereto) between the Company and Cimetta Engineering and Construction Co., Inc. (26)
10.51	Agreement for Architectural Services, dated November 14, 2005 (and addendum thereto) between the Company and Architecture Works Inc. (26)
10.52	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (1)
10.53	Independent Contractor Agreement with Donald Wohl, dated May 1, 2008 (1)
10.54	General Contractor Agreement, dated August, 2008 (and addendums thereto) between the Company and Talson Corporation (1)
10.55	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (5)
14.1	Code of Ethics (27)
16.1	Letter re change in certifying accountant (28)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Independent Mining Consultants, Inc.
23.5	Consent of Arrakis, Inc.
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay
23.8	Consent of Canadian Environmental & Metallurgical Inc.
23.9	Consent of SGS Lakefield Research Limited
23.10	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Charter (27)
99.2	Disclosure Committee Charter (29)
99.3	Related Party Transactions Policy (5)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on December 23, 2008.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 6, 2009.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on May 7, 2009.
(6)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(7)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(11)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(15)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(16)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(17)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2008.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(26)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-132929) filed on July 17, 2008.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K/A filed on February 26, 2007.
(29)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2009	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	July 24, 2009
Ian R. McNeil	(Principal Executive Officer)

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	July 24, 2009
Melvin L. Williams	(Principal Accounting Officer)