Form 10-Q
period 2009-06-30
Searchlight Minerals Corp.
filed 2009-08-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232244 (I.R.S. Employer Identification No.)

#120 - 2441 West Horizon Ridge Pkwy. Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     ☐     No     ☐

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

Yes     ☐     No     ☒

As of August 6, 2009, the registrant had 106,568,637 outstanding shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS

Current assets
Cash	$2,908,814	$7,055,591
Prepaid expenses	155,091	251,414

Total current assets	3,063,905	7,307,005

Property and equipment, net	13,976,743	13,132,282
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	103,100	109,900

Total non-current assets	161,010,289	160,172,628

Total assets	$164,074,194	$167,479,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$806,115	$1,093,778
Accounts payable - related party	142,569	108,515
VRIC payable, current portion - related party	202,677	194,756
Capital lease payable, current portion	24,565	24,026

Total current liabilities	1,175,926	1,421,075

Long-term liabilities
VRIC payable, net of current portion - related party	1,855,416	1,958,774
Capital lease payable, net of current portion	27,873	40,291
Deferred tax liability	49,229,239	50,455,361

Total long-term liabilities	51,112,528	52,454,426

Total liabilities	52,288,454	53,875,501

Commitments and contingencies - Note 12	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 106,468,637 and 105,854,691 shares, respectively, issued and outstanding	106,468	105,854
Additional paid-in capital	127,094,138	126,854,760
Accumulated deficit during exploration stage	(15,414,866)	(13,356,482)

Total stockholders' equity	111,785,740	113,604,132

Total liabilities and stockholders' equity	$164,074,194	$167,479,633

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the six months ended		Through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	March 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	531,291	334,390	843,626	448,908	5,882,310
Mineral exploration and evaluation expenses - related party	90,000	90,000	180,000	180,000	1,395,000
Administrative - Clarkdale site	138,250	272,769	370,937	507,908	2,026,798
General and administrative	716,160	689,031	1,449,204	1,281,025	7,567,373
General and administrative - related party	67,617	10,722	89,819	27,125	205,573
Depreciation	186,657	15,430	368,615	30,552	475,694

Total operating expenses	1,729,975	1,412,342	3,302,201	2,475,518	17,552,748

Loss from operations	(1,729,975)	(1,412,342)	(3,302,201)	(2,475,518)	(17,552,748)

Other income (expense)
Rental revenue	6,565	7,740	14,105	17,040	86,235
Loss on equipment disposition	-	-	(1,542)	-	(6,068)
Interest expense	(628)	(887)	(1,321)	(1,837)	(6,811)
Interest and dividend income	680	40,479	6,453	138,839	601,637

Total other income (expense)	6,617	47,332	17,695	154,042	674,993

Loss before income taxes	(1,723,358)	(1,365,010)	(3,284,506)	(2,321,476)	(16,877,755)

Income tax benefit	645,029	505,275	1,226,122	868,904	5,606,057

Loss from continuing operations	(1,078,329)	(859,735)	(2,058,384)	(1,452,572)	(11,271,698)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(1,078,329)	$(859,735)	$(2,058,384)	$(1,452,572)	$(15,414,866)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	106,457,962	104,276,436	106,363,518	102,853,530

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	105,854,691	$105,854	$126,854,760	$(13,356,482)	$113,604,132

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	400,000	400	99,600	-	100,000

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	19,149

Issuance of common stock for directors' compensation	6,568	7	17,993	-	18,000

Issuance of stock options for directors' compensation	-	-	8,010	-	8,010

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	19,149

Issuance of common stock for directors' compensation	7,378	7	17,993	-	18,000

Issuance of stock options for directors' compensation	-	-	7,684	-	7,684

Net loss June 30, 2009	-	-	-	(2,058,384)	(2,058,384)

Balance, June 30, 2009	106,468,637	$106,468	$127,094,138	$(15,414,866)	$111,785,740

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,058,384)	$(1,452,572)	$(15,414,866)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(2,058,384)	(1,452,572)	(11,271,698)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	368,615	30,552	475,694
Stock based expenses	89,992	73,316	1,184,497
Loss on disposition of fixed assets	1,542	-	7,417
Amortization of prepaid expense	114,826	86,445	469,152
Allowance for bond deposit recovery	-	-	180,500
Changes in operating assets and liabilities:
Other current assets	(18,503)	(19,591)	(624,243)
Other assets	900	(101,000)	(289,500)
Accounts payable and accrued liabilities	(253,609)	(269,650)	223,126
Deferred income taxes	(1,226,122)	(868,904)	(5,606,057)

Net cash used in operating activities	(2,980,743)	(2,521,404)	(15,251,112)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest	(84,563)	(91,877)	(426,906)
Purchase of property and equipment	(1,124,155)	(3,495,044)	(13,271,259)

Net cash used in investing activities	(1,208,718)	(3,586,921)	(24,705,404)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	150,000	7,738,500	43,689,500
Stock issuance costs	-	-	(677,570)
Principal payments on capital lease payable	(11,879)	(11,364)	(63,800)
Principal payments on deferred purchase liability	(95,437)	(88,124)	(443,095)
Proceeds from subscribed stock	-	-	360,000

Net cash provided by financing activities	42,684	7,639,012	42,865,035
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(4,146,777)	1,530,687	2,908,814

CASH AT BEGINNING OF PERIOD	7,055,591	12,007,344	-

CASH AT END OF PERIOD	$2,908,814	$13,538,031	$2,908,814

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the six months ended		through
	June 30, 2009	June 30, 2008	June 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$1,321	$1,837	$57,562

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$363,442	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$2,632,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$1,613,161	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K, as amended, for the year ended December 31, 2008 of Searchlight Minerals Corp. (the “Company”).

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 7, 2009, the date the financial statements were issued.

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

Going concern - The Company incurred cumulative net losses of $15,414,866 from operations as of June 30, 2009 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Mineral rights - Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $84,563 and $91,877 for the six months ended June 30, 2009 and 2008, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Earnings (loss) per share - The Company follows Statement of Financial Accounting Standard No. 128 (“SFAS 128”), “Earnings Per Share” and Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2009 and 2008 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 21,953,465 and 24,361,656, respectively.

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

New accounting pronouncements – The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The FASB has issued FASB Statement No. 167, “Amendment to FASB Interpretation No. 46(R)”. Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), ‘Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The FASB has issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risk related to the transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  Statement 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

The FASB has issued FASB Statement No. 165, “Subsequent Events”. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. Specifically, Statements 165 provides: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The required disclosures of this statement have been incorporated into the Company’s consolidated financial statements.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Furniture and fixtures	$36,740	$35,813
Lab equipment	216,923	2,804
Computers and equipment	59,442	50,253
Income property	309,750	309,750
Construction in progress	5,392,815	12,289,996
Capitalized interest	426,906	342,343
Vehicles	38,175	38,175
Demo module building	6,621,980	—
Site improvements	1,132,924	—
Site equipment	214,242	168,949

	14,449,897	13,238,083
Less accumulated depreciation	473,154	105,801

	$13,976,743	$13,132,282

Depreciation expense was $368,615 and $30,552 for the six months ended June 30, 2009 and 2008, respectively.

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

c)
The Company issued 16,825,000 shares of its common stock, valued at $3.975 per share using the average of the high and low on the Closing Date, to the designates of VRIC on the closing pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

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

As of June 30, 2009 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2009 mineral properties balance was $16,947,419.

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

The mining claims were capitalized as tangible assets in accordance with EITF 04-02.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method over the life of the claims.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada. As of June 30, 2009, the recovery of the reclamation bond is uncertain, therefore the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that a SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Trade accounts payable	$716,410	$1,080,115
Accrued compensation and related taxes	61,765	7,546
Accrued property taxes	26,500	—
Other	1,440	6,117

	$806,115	$1,093,778

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at June 30, 2009 and December 31, 2008,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	June 30, 2009	December 31, 2008
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$52,438	$64,317

					52,438	64,317
Capital lease payable, current portion					(24,565)	(24,026)

Capital lease payable, net of current portion					$27,873	$40,291

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending June 30,

2010	$26,401
2011	26,401
2012	2,200
2013	—
Thereafter	—

Total future minimum lease payments	$55,002
Imputed interest	(2,564)

Present value of future minimum lease payments	$52,438

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at June 30, 2009 and December 31, 2008,

	June 30, 2009	December 31, 2008

Site Equipment	$116,239	$116,239
Accumulated amortization	(60,541)	(46,011)

	$55,698	$70,228

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2010	$202,677
2011	219,499
2012	237,718
2013	257,448
2014	278,816
Thereafter	861,935

2,058,093

VRIC payable, current portion	202,677

VRIC payable, net of current portion	$1,855,416

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 12.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009 the Company’s stockholders’ equity activity consisted of the following:

a)
On June 30, 2009, the Company awarded and issued 3,689 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $2.44 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On April 14, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000.  Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

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

e)
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

During the six months ended June 30, 2009, the Company granted stock options as follows:

a)
On June 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 7,377 shares of common stock at $2.44 per share.  The options were granted to an independent director for directors’ compensation are fully vested and expire on June 30, 2014.

b)
On March 31, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 6,569 shares of common stock at $2.74 per share. The options were granted to an independent director for directors’ compensation are fully vested and expire on March 31, 2014.

Expenses for the six months ended June 30, 2009 and 2008 related to vesting and granting of stock options were $53,992 and $859, respectively and are included in general and administrative expense.

Stock options – During the six months ended June 30, 2009 the Company granted stock options to a director totaling 13,946, with a weighted average exercise price of $2.58 per share. As of June 30, 2009 stock options outstanding totaled 2,859,493 with a weighted average exercise price of $1.13 per share.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	3,560,293	$1.02
Options granted and assumed	13,946	2.58
Options expired	(114,746)	2.43
Options cancelled	—	—
Options exercised	(600,000)	0.25

Balance, June 30, 2009	2,859,493	$1.13

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2009

Dividend yield	—
Expected volatility	72.67% to 76.65%
Risk-free interest rate	1.67% to 2.54%
Expected life (years)	4.25

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the six months ended June 30, 2009:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	200,000	$0.79
Options granted	—	—
Options vested	—	—
Options cancelled	—	—

Unvested, June 30, 2009	200,000	$0.79

As of June 30, 2009, there was $99,856 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2009 - $30,342, 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

The following table summarizes information about options granted during the six months ended June 30, 2009:

Number of Options Granted During 2009	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
13,946	Equals	$2.58	$2.44 to $2.74	$1.13
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

13,946	Equals	$2.58	$2.44 to $2.74	$1.13

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the six months ended June 30, 2009 the Company did not grant any stock warrants.

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

During the six months ended June 30, 2009 the Company issued stock options for 13,946 shares of common stock to a director with a weighted average exercise price of $2.58 per share.

The following table summarizes information about options/warrants granted during the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	22,602,680	$1.11
Options/warrants granted and assumed	13,946	2.58
Options/warrants expired	(114,746)	2.43
Options/warrants cancelled	—	—
Options/warrants exercised	(600,000)	0.25

Balance, June 30, 2009	21,901,880	$1.12

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company through its subsidiary CML has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – Rental

CML has a month-to-month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial Building – Rental

CML rents commercial building space to various tenants. Rental arrangements are minor in amount and are typically month-to-month.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2009 and 2008,

	June 30, 2009	June 30, 2008

Income tax benefit based on statutory tax rate	$(1,262,831)	$(882,110)
Non-deductible and other	1,691	2,125
Change in valuation allowance	35,018	11,081

Income tax benefit	$(1,226,122)	$(868,904)

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Deferred income tax assets

Net operating loss carryforward	$5,885,066	$4,742,104
Option compensation	369,929	349,412
Reclamation bond	68,590	68,590
Property, plant & equipment	83,160	—

Gross deferred income tax asset	6,406,745	5,160,106
Valuation allowance	(438,519)	(403,501)
	5,968,226	4,756,605
Deferred income tax liabilities

Property, plant & equipment	—	14,501
Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$49,229,239	$50,455,361

A valuation allowance for deferred tax related to option compensation and the reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2009 and December 31, 2008.

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

The Company had cumulative net operating losses of approximately $15,487,017 and $12,483,860 as of June 30, 2009 and December 31, 2008, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2029.

The Company had cumulative net operating losses of approximately $7,573,040 and $5,325,778 as of June 30, 2009 and December 31, 2008, respectively for state income tax purposes. The state net operating loss carryforwards will be expiring between 2013 and 2015.

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

Rental expense, resulting from this operating lease agreement, approximated $29,400 for each of the six months ended June 30, 2009 and 2008, respectively.

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

The Company maintains its cash accounts in two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. Additionally, through the financial institutions’ participation in the FDIC’s Transaction Account Guarantee Program, all non-interest bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company has never experienced a material loss or lack of access to its cash accounts; however no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2009, the Company did not have material deposits in excess of FDIC insured limits.

14.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2009, the Company purchased services from one major vendor, Baker & Hostetler LLP, which exceeded more than 10% of total purchases and amounted to approximately $591,982.

15.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2009, the Company incurred total fees and reimbursement of expenses to NMC of $180,000 and $49,862, respectively. At June 30, 2009, the Company had an outstanding balance due to NMC of $74,951.

During the six months ended June 30, 2009, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RELATED PARTY TRANSACTIONS (continued)

The Company incurred total fees to CMOW of $89,819 and $27,035 for the six months ended June 30, 2009 and 2008, respectively. The Company also reimbursed expenses to CMOW of $0 and $90 for the six months ended June 30, 2009 and 2008, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $28,742 and $7,300 of the above CMOW fees and expenses for the six months ended June 30, 2009 and 2008, respectively. The Company had an outstanding balance due to CMOW of $67,617 as of June 30, 2009.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2009 and changes in our financial condition from our year ended December 31, 2008.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Clarkdale Slag Project.  Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort designing and engineering our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day.  During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module.  Also in 2008, we expended approximately $1,000,000 to immediately address Phase II long lead-time items such as grading 12 acres of land, drilling a well and preparing the architecture and engineering drawings for the proposed full-scale production facility.  In the first two quarters of 2009, we have been executing our business plan on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold and silver extraction that would support the economic feasibility of a commercial production facility.

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

During the second quarter of 2008, we “double staked” the Searchlight property by filing, with the United States Bureau of Land Management (“BLM”) and the Clark County, Nevada Recorder, 142 new and separate 20-acre placer claims overtop of the twenty existing 160-acre claims.  We were only able to “double stake” 2,840 acres out of the 3,200 acre site due to various regulatory restrictions on staking of certain of the smaller land parcels on the site.  We have maintained the twenty prior 160-acre claims to provide us with a basis to retain the priority of and defend our existing 160-acre mining claims.

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

Anticipated Cash Requirements

Our plan of operation calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  At July 31, 2009, we had cash reserves in the amount of approximately $2,300,000.  This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $3,000,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs until approximately the middle of the fourth quarter of the 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Mineral rights – Cost of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  We evaluate the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  The periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets.”

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2009 exploration progress is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Percent Increase/ (Decrease)		2009	2008	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Operating Expenses	(1,729,975)	(1,412,342)	22.5%		(3,302,201)	(2,475,518)	33.4%
Other Income	6,617	47,332	(86.0	) %	17,695	154,042	(88.5	) %
Income tax benefit	645,029	505,275	27.7%		1,226,122	868,904	41.1%
Net Loss	$(1,078,329)	$(859,735)	25.4%		$(2,058,384)	$(1,452,572)	41.7%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the six months period ended June 30, 2009.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Percent Increase/ (Decrease)		2009	2008	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$531,291	$334,390	58.9%		$843,626	$448,908	87.9%
Mineral exploration and evaluation expenses – related party	90,000	90,000	0.0%		180,000	180,000	0.0%
Administrative – Clarkdale site	138,250	272,769	(49.3	) %	370,937	507,908	(27.0	) %
General and administrative	716,160	689,031	3.9%		1,449,204	1,281,025	13.1%
General and administrative – related party	67,617	10,722	530.6%		89,819	27,125	231.1%
Depreciation	186,657	15,430	1,109.7%		368,615	30,552	1,106.5%
Total Operating Expenses	$1,729,975	$1,412,342	22.5%		$3,302,201	$2,475,518	33.4%

Six month periods ended June 30, 2009 and 2008.  Operating expenses increased by 33.4% to $3,302,201 during the six month period ended June 30, 2009 from $2,475,518 during the six month period ended June 30, 2008.  Operating expense increased during the six month period ended June 30, 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses, increase in depreciation expense, and mineral exploration and evaluation expenses.

General and administrative expenses increased by 13.1% to $1,449,204 during the six month period ended June 30, 2009 from $1,281,025 during the six month period ended June 30, 2008.  General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the preparation of our 2008 annual report on Form 10-K, the preparation of our registration statement on Form S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and legal and accounting fees; and (ii) increased director compensation due to expansion of our board of directors.  We anticipate operating expenses to continue to increase as we grow our business operations.

Included in general and administrative expenses for the six month period ended June 30, 2009 and 2008 were compensation expenses related to the option vesting and option grants of $53,992 and $859, respectively.

On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”).  Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan.  On June 15, 2007, our stockholders approved the 2007 Plan. As of June 30, 2009, 321,293 options have been granted under the 2007 Plan with an exercise price ranging from $1.45 to $2.74 per share.

In addition, we incurred $89,819 and $27,125 during the six month periods ended June 30, 2009 and 2008, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the six month period ended June 30, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on Form S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and the completion of the first time filing of the Arizona Business Personal Property Statement.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $28,742 and $7,300 of the above Cupit, Milligan, Ogden & Williams fees for the six months ended June 30, 2009 and 2008, respectively.

Mineral exploration and evaluation expenses increased to $843,626 during the six month period ended June 30, 2009 from $448,908 during the six month period ended June 30, 2008.  Mineral exploration and evaluation expenses increased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

Included in mineral exploration and evaluation expenses were the amounts of $180,000 and $180,000 paid during the six month period ended June 30, 2009 and 2008, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentation to potential investors in connection with the exploration and development of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration and development of our mineral projects.

Depreciation expense increased to $368,615 during the six month period ended June 30, 2009 from $30,552 during the six month period ended June 30, 2008.  Depreciation expense increased primarily because a substantial portion of property and equipment that was previously reported as construction in progress was placed in service during the six month period ended June 30, 2009.

For the six month period ended June 30, 2009, we purchased services from one major vendor, Baker & Hostetler LLP, our legal counsel, which exceeded more than 10% of total purchases and amounted to approximately $591,982.  For the six month period ended June 30, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,132,537 and $525,892, respectively.

Three month periods ended June 30, 2009 and 2008.  Operating expenses increased by 22.5% to $1,729,975 during the three month period ended June 30, 2009 from $1,412,342 during the three month period ended June 30, 2008.  Operating expense increased during the three month period ended June 30, 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses, increase in depreciation expense, and mineral exploration and evaluation expenses.

General and administrative expenses increased by 3.9% to $716,160 during the three month period ended June 30, 2009 from $689,031 during the three month period ended June 30, 2009.  General and administrative expenses increased primarily as a result of increased professional and administrative expenses associated with the preparation of our registration statement on Form S-1, and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and legal and accounting fees.  We anticipate operating expenses to continue to increase as we grow our business operations.

In addition, we incurred $67,617 and $10,722 during the three month periods ended June 30, 2009 and 2008, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the three month period ended June 30, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on Form S-1 and preparation of amended periodic reports for the periods from March 31, 2005 and December 31, 2008.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary.  The approximate direct benefit to Mr. Williams was $21,637 and $2,895 of the above Cupit, Milligan, Ogden & Williams fees for the three months ended June 30, 2009 and 2008, respectively.

Mineral exploration and evaluation expenses increased to $531,291 during the three month period ended June 30, 2009 from $334,390 during the three month period ended June 30, 2008.  Mineral exploration and evaluation expenses increased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

Included in mineral exploration and evaluation expenses were the amounts of $90,000 and $90,000 paid during the three month period ended June 30, 2009 and 2008, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentation to potential investors in connection with the exploration and development of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration and development of our mineral projects.

Depreciation expense increased to $186,657 during the three month period ended June 30, 2009 from $15,430 during the three month period ended June 30, 2008.  Depreciation expense increased primarily because of further depreciation of property and equipment that was placed in service during the first quarter of 2009 that was reported as construction in progress during 2008.

Other Income and Expenses

Six month periods ended June 30, 2009 and 2008.  Total other income decreased to $17,695 during the six month period ended June 30, 2009 from $154,042 during the six month period ended June 30, 2008.  The decrease in total other income primarily resulted from a decrease in interest and dividend income.  The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

During the six month period ended June 30, 2009, we received incidental rental revenue of $14,105 compared to $17,040 for the same period in 2008 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.  The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of a commercial building space to various tenants.  The rental arrangements are on a month to month basis with no formal agreements.

Three month periods ended June 30, 2009 and 2008.  Total other income decreased to $6,617 during the three month period ended June 30, 2009 from $47,332 during the three month period ended June 30, 2008.  The decrease in total other income primarily resulted from a decrease in interest and dividend income.  The decrease in interest and dividend income earned resulted from most cash reserves being placed in a non-interest bearing checking account during the three months ended June 30, 2009.

During the three month period ended June 30, 2009, we received incidental rental revenue of $6,565 compared to $7,740 for the same period in 2008 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Six month periods ended June 30, 2009 and 2008.  Income tax benefit increased to $1,226,122 for the six months period ended June 30, 2009 from $868,904 during the six month period ended June 30, 2008.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the six month period ended June 30, 2009 from the six month period ended June 30, 2008.

Three month periods ended June 30, 2009 and 2008.  Income tax benefit increased to $645,029 for the three months period ended June 30, 2009 from $505,275 during the three month period ended June 30, 2008.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended June 30, 2009 from the three month period ended June 30, 2008.

Net Loss

Six month periods ended June 30, 2009 and 2008.  The aforementioned factors resulted in a net loss of $2,058,384, or $0.02 per common share, for the six month period ended June 30, 2009, as compared to a net loss of $1,452,572, or $0.01 per common share, for the six month period ended June 30, 2008.

Three month periods ended June 30, 2009 and 2008.  The aforementioned factors resulted in a net loss of $1,078,329, or $0.01 per common share, for the three month period ended June 30, 2009, as compared to a net loss of $859,735, or $0.01 per common share, for the three month period ended June 30, 2008.

As of June 30, 2009 and December 31, 2008, we had cumulative net operating loss carryforwards of approximately $15,487,017 and $12,483,860, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2029.

  We had cumulative state net operating losses of approximately $7,573,040 and $5,325,778 as of June 30, 2009 and December 31, 2008, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2013 and 2015.

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

Working Capital

The following is a summary of our working capital at June 30, 2009 and December 31, 2008:

	At June 30, 2009	At December 31, 2008	Percent Increase/(Decrease)
Current Assets	$3,063,905	$7,307,005	(58.1	) %
Current Liabilities	(1,175,926)	(1,421,075)	(17.3	) %
Working Capital	$1,887,979	$5,885,930	(67.9	) %

As of June 30, 2009, we had an accumulated deficit of $15,414,866. As of June 30, 2009, we had working capital of $1,887,979, compared to working capital of $5,885,930 as of December 31, 2008.  The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by issuance of our common stock from exercise of stock options in 2009. Cash was $2,908,814 as of June 30, 2009, as compared to $7,055,591 as of December 31, 2008.  Property and equipment increased to $13,976,743 as of June 30, 2009 from $13,132,282 as of December 31, 2008.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project partially offset by depreciation expense.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $49,229,239 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2009	2008	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,980,743)	$(2,521,404)	18.2%
Cash Flows Used in Investing Activities	(1,208,718)	(3,586,921)	(66.3)%
Cash Flows Provided by Financing Activities	42,684	7,639,012	(99.4)%
Net Change in Cash During Period	$(4,146,777)	$1,530,687	(370.9)%

Net cash used in operating activities.  Net cash used in operating activities increased to $2,980,743 during the six month period ended June 30, 2009 from $2,521,404 during the six month period ended June 30, 2008.  The increase in cash used in operating activities was primarily due to operating losses from our exploration and evaluation activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,226,122.

Net cash used in investing activities.  We used $1,208,718 in investing activities during the six month period ended June 30, 2009, as compared to $3,586,921 during the six month period ended June 30, 2008.  The decrease in the six month period ended June 30, 2009 was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project which decreased primarily as a result of receiving of Certificate of Occupancy for the demonstration module building and substantial completion of equipment acquisitions for the demonstration module.

Net cash provided by financing activities.  Net cash provided by financing activities was $42,684 for the six month period ended June 30, 2009 compared to $7,639,012 for the six month period ended June 30, 2008.  Net cash provided by financing activities during the six month period ended June 30, 2009 primarily resulted from the receipt of $150,000 from the exercise of stock options.  Net cash provided by financing activities during the six month period ended June 30, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants.

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

Our exploration and evaluation plan calls for significant expenses in connection with the development of the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration and development program and our continued operations will be approximately $5,300,000.  As of July 31, 2009, we had cash reserves in the amount of approximately $2,300,000.

This amount is substantially less than the total expenditures that we have budgeted for the next 12 months by approximately $3,000,000.  We estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration and development programs until approximately the middle of the fourth quarter of the 2009 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration and development plans for 2009.  We do not currently have any financing arrangements in place, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB Statement No. 167, “Amendment to FASB Interpretation No. 46(R)”. Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  Statement 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets”. Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risk related to the transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  Statement 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  Adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events”. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  Specifically, Statements 165 provides: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Statement 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The required disclosures of this statement have been incorporated into our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $2,908,814 at June 30, 2009 and $7,055,591 at December 31, 2008.  Our cash is invested primarily in a non-interest bearing checking account and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2009, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On June 30, 2009, we issued 7,378 shares of our common stock and options to purchase up to 7,377 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on a price of $2.44 per share with respect to the 7,378 shares, and an exercise price of $2.44 per share with respect to the 7,377 stock options, each being the closing price of our common stock on June 30, 2009, the last trading day of the second quarter of 2009.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2009.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 7, 2009	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)