Form 10-K/A
period 2006-12-31
Searchlight Minerals Corp.
filed 2009-08-31
CIK 1084226

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

The number of shares of common stock of the issuer outstanding as of August 31, 2009 was 106,568,637.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-KSB for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission (“SEC”) on April 17, 2007, and as amended by that Amendment No. 1 on Form 10-K/A filed with the SEC on July 7, 2009 (as amended, the “2006 10-KSB”).  We are filing this amendment primarily in response to a comment letter received from the SEC dated August 7, 2009.

The only changes to this Amendment from the 2006 10-KSB are to revise the audit reports of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter and Kyle L. Tingle CPA, LLC, included in the Company’s financial statements filed herewith, in response to the comment letter.

Item 13 of Part III of this Amendment has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We also have filed, as exhibits to this Amendment, the consents of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter and Kyle L. Tingle CPA, LLC, with respect to the Company’s financial statements filed herewith.

Other than the amending of the foregoing matters and responding to the staff’s comments, no other modifications or updates have been made to the 2006 10-KSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2006 10-KSB.  This Amendment does not describe events occurring after the 2006 10-KSB (including with respect to exhibits, except as noted otherwise above), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2006 10-KSB.  Accordingly, this Amendment should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2006 10-KSB, as information in such filings may update or supersede certain information contained in this Amendment.

PART II

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

As discussed in Note 16 to the financial statements, the 2006 financial statements have been restated to correct a misstatement.

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

Basis of presentation– These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

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

PART III

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

10.33	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (22)
10.34	Notice of Exercise Option. (23)
10.35	Amendment No. 1 to Letter Agreement dated February 15, 2007. (24)
10.36	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (24)
10.37	Special Warranty Deed dated February 15, 2007. (24)
10.38	Bill of Sale dated February 15, 2007. (24)
10.39	Agreement between Transylvania International, Inc. and Reynold P. Radoccia, Architect dated November 14, 2005. (24)
10.40	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC. (24)
10.41	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007. (24)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil.(25)
10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl Ager. (25)
10.44	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams.(25)
10.45	Non-exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (26)
10.46	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp. (26)
10.47	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp. (26)
10.48	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp. (27)

14.1	Code of Ethics.(21)
21.1	List of Subsidiaries. *
23.1	Consent of Dr. Richard F. Hewlett *
23.2	Consent of Nanominerals Corp. *
23.3	Consent of Mountain States R&D International Inc. *
23.4	Consent of Arrakis, Inc. *
23.5	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.6	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.
99.1	Audited Financial Statements of Transylvania International, Inc. for the years ended December 31, 2006 and December 31, 2005.(24)
99.2	Audit Committee Charter. (21)
99.3	Disclosure Committee Charter. (6)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 1, 2002.
(3)	Filed with the SEC as an exhibit to our Form 8-K filed on December 22, 2003;
(4)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(5)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(6)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(7)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(8)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(9)	Filed with the SEC as an exhibit to our Second Amended Registration Statement on Form SB-2/A filed on October 30, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 22, 2005.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 14, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(15)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 13, 2005.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on April 3, 2006.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10 -QSB filed on May 15, 2006.
(20)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
*	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2008, and as amended on Form 10-K/A on July 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
Director
(Principal Executive Officer)
Date: August 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ian R. McNeil
IAN R. McNEIL
President and Chief Executive Officer
Director
(Principal Executive Officer)
Date: August 31, 2009

By:	/s/ Melvin L. Williams
MELVIN L. WILLIAMS
Chief Financial Officer
(Principal Financial Officer)
Date: August 31, 2009