Form 10-K/A
period 2007-12-31
Searchlight Minerals Corp.
filed 2009-08-31
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008, and as amended by that Amendment No. 1 on Form 10-K/A filed with the SEC on July 7, 2009 (as amended, the “2007 10-KSB”).  We are filing this amendment primarily in response to a comment letter received from the SEC dated August 7, 2009.

The only changes to this Amendment from the 2007 10-KSB are to revise the audit reports of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter and Kyle L. Tingle CPA, LLC, included in the Company’s financial statements filed herewith, in response to the comment letter.

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

Other than the amending of the foregoing matters and responding to the staff’s comments, no other modifications or updates have been made to the 2007 10-KSB.  Information not affected by items described above remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the 2007 10-KSB.  This Amendment does not describe events occurring after the 2007 10-KSB (including with respect to exhibits, except as noted otherwise above), or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the 2007 10-KSB.  Accordingly, this Amendment should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the 2007 10-KSB, as information in such filings may update or supersede certain information contained in this Amendment.

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

As discussed in Note 16 to the financial statements, the 2007 financial statements have been restated to correct a misstatement.

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

The Company incurred total fees and reimbursement of expenses to CMOW of $31,277 and $1,144, respectively, for the year ended December 31, 2007.  Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The direct benefit to Mr. Williams was $11,260 of the above CMOW fees and expenses. At December 31, 2007, the Company had an outstanding balance due to CMOW of $2,244.

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

PART III

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

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (19)
10.31	Notice of Exercise Option (20)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (21)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (21)
10.34	Special Warranty Deed dated February 15, 2007 (21)
10.35	Bill of Sale dated February 15, 2007 (21)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (21)
10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (21)

10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (21)
10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian McNeil. (22)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (22)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin Williams. (22)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (4)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(4)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(4)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(5)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (23)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (24)
14.1	Code of Ethics.(25)
16.1	Letter re change in certifying accountant (26)
21.1	List of Subsidiaries *
23.1	Consent of Dr. Richard F. Hewlett *
23.2	Consent of Nanominerals Corp. *
23.3	Consent of Mountain States R&D International Inc. *
23.4	Consent of Independent Mining Consultants, Inc. *
23.5	Consent of Arrakis, Inc. *
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay *
23.8	Consent of Canadian Environmental & Metallurgical Inc. *
23.9	Consent of SGS Lakefield Research Limited *
23.10	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (25)
99.2	Disclosure Committee Charter.(27)
__________________________________

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on December 23, 2008.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 4, 2007.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(6)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on February 12, 2009.

(7)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(8)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(16)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K/A filed on February 26, 2007.
(27)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
*	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 17, 2007, and as amended on Form 10-K/A on July 7, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2009	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	August 31, 2009
Ian R. McNeil	(Principal Executive Officer)

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	August 31, 2009
Melvin L. Williams	(Principal Accounting Officer)