Form 10-Q
period 2009-09-30
Searchlight Minerals Corp.
filed 2009-11-13
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Yes           ☐      No           ☒

As of November 13, 2009, the registrant had 118,657,123 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008

ASSETS

Current assets
Cash	$1,077,606	$7,055,591
Prepaid expenses	113,611	251,414

Total current assets	1,191,217	7,307,005

Property and equipment, net	14,028,442	13,132,282
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	3,100	109,900

Total non-current assets	160,961,988	160,172,628

Total assets	$162,153,205	$167,479,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$719,549	$1,093,778
Accounts payable - related party	100,785	108,515
VRIC payable, current portion - related party	206,758	194,756
Capital lease payable, current portion	24,840	24,026

Total current liabilities	1,051,932	1,421,075

Long-term liabilities
VRIC payable, net of current portion - related party	1,802,171	1,958,774
Capital lease payable, net of current portion	21,559	40,291
Deferred tax liability	48,553,722	50,455,361

Total long-term liabilities	50,377,452	52,454,426

Total liabilities	51,429,384	53,875,501

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 106,578,527 and 105,854,691 shares,
respectively, issued and outstanding	106,578	105,854
Additional paid-in capital	127,168,599	126,854,760
Accumulated deficit during exploration stage	(16,551,356)	(13,356,482)

Total stockholders' equity	110,723,821	113,604,132

Total liabilities and stockholders' equity	$162,153,205	$167,479,633

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(Date of Inception)
	For the three months ended		For the nine months ended		Through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	626,450	392,323	1,471,047	841,231	6,509,731
Mineral exploration and evaluation
expenses - related party	60,000	90,000	240,000	270,000	1,455,000
Administrative - Clarkdale site	168,212	310,822	527,442	818,730	2,183,303
General and administrative	759,839	573,302	2,219,779	1,854,331	8,337,948
General and administrative - related party	22,407	33,335	112,226	60,460	227,980
Depreciation	186,025	15,658	554,641	46,210	661,720

Total operating expenses	1,822,933	1,415,440	5,125,135	3,890,962	19,375,682

Loss from operations	(1,822,933)	(1,415,440)	(5,125,135)	(3,890,962)	(19,375,682)

Other income (expense)
Rental revenue	6,295	7,740	20,400	24,780	92,530
Loss on equipment disposition	-	-	(1,542)	-	(6,068)
Interest expense	(561)	(832)	(1,882)	(2,669)	(7,372)
Interest and dividend income	5,193	48,369	11,646	187,209	606,830

Total other income (expense)	10,927	55,277	28,622	209,320	685,920

Loss before income taxes	(1,812,006)	(1,360,163)	(5,096,513)	(3,681,642)	(18,689,762)

Income tax benefit	675,517	449,263	1,901,639	1,318,167	6,281,574

Loss from continuing operations	(1,136,489)	(910,900)	(3,194,874)	(2,363,475)	(12,408,188)

Discontinued operations:
Loss from discontinued operations	-	-	-	-	(4,143,168)

Net loss	$(1,136,489)	$(910,900)	$(3,194,874)	$(2,363,475)	$(16,551,356)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding -
Basic and diluted	106,537,115	105,766,452	106,417,990	103,831,592

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	105,854,691	$105,854	$126,854,760	$(13,356,482)	$113,604,132

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	400,000	400	99,600	-	100,000

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options
issued to director over
vesting period	-	-	19,149	-	19,149

Issuance of common stock
for directors' compensation	6,568	7	17,993	-	18,000

Issuance of stock options
for directors' compensation	-	-	8,010	-	8,010

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options
issued to director over
vesting period	-	-	19,149	-	19,149

Issuance of common stock
for directors' compensation	7,378	7	17,993	-	18,000

Issuance of stock options
for directors' compensation	-	-	7,684	-	7,684

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	100,000	100	24,900	-	25,000

Amortization of stock options
issued to director over
vesting period	-	-	19,149	-	19,149

Issuance of common stock
for directors' compensation	9,890	10	17,990	-	18,000

Issuance of stock options
for directors' compensation	-	-	12,422	-	12,422

Net loss September 30, 2009	-	-	-	(3,194,874)	(3,194,874)

Balance, September 30, 2009	106,578,527	$106,578	$127,168,599	$(16,551,356)	$110,723,821

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,194,874)	$(2,363,475)	$(16,551,356)
Deduct: Loss from discontinued operations	-	-	(4,143,168)
Loss from continuing operations	(3,194,874)	(2,363,475)	(12,408,188)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	554,641	46,210	661,720
Stock based expenses	139,563	91,316	1,234,068
Loss on disposition of fixed assets	1,542	-	7,417
Amortization of prepaid expense	216,801	131,235	571,127
Allowance for bond deposit recovery	-	180,500	180,500
Changes in operating assets and liabilities:
Other current assets	(78,998)	(179,960)	(684,738)
Other assets	100,900	(100,600)	(189,500)
Accounts payable and accrued liabilities	(381,959)	(279,889)	94,776
Deferred income taxes	(1,901,639)	(1,318,167)	(6,281,574)

Net cash used in operating activities	(4,544,023)	(3,792,830)	(16,814,392)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest	(125,398)	(136,480)	(467,741)
Purchase of property and equipment	(1,321,045)	(5,881,572)	(13,468,149)

Net cash used in investing activities	(1,446,443)	(6,018,052)	(24,943,129)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	175,000	7,763,500	43,714,500
Stock issuance costs	-	-	(677,570)
Principal payments on capital lease payable	(17,918)	(17,140)	(69,839)
Principal payments on deferred purchase liability	(144,601)	(133,520)	(492,259)
Proceeds from subscribed stock	-	-	360,000

Net cash provided by financing activities	12,481	7,612,840	42,834,832
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(5,977,985)	(2,198,042)	1,077,606

CASH AT BEGINNING OF PERIOD	7,055,591	12,007,344	-

CASH AT END OF PERIOD	$1,077,606	$9,809,302	$1,077,606

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the nine months ended		through
	September 30, 2009	September 30, 2008	September 30, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest Paid, net of capitalized amounts	$1,882	$2,669	$58,123

Income Taxes Paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$341,267	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$2,632,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$1,613,161	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were issued.

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

Going concern - The Company incurred cumulative net losses of $16,551,356 from operations as of September 30, 2009 and has not commenced its mining and mineral processing operations, rather, still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Mineral rights - Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $125,398 and $136,480 for the nine months ended September 30, 2009 and 2008, respectively.

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

Impairment of long-lived assets – The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Asset retirement obligation - The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration.  Accordingly, no liability has been recorded.

Fair value of financial instruments - The Company’s financial instruments consist of accounts payable, accrued liabilities, capital lease payable and mineral property purchase obligations. The carrying value of accounts payable and accrued liabilities approximate their fair value based on their short-term nature.  The carrying value of the capital lease payable and the mineral property purchase obligations approximate fair value as interest approximates market rates. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2009 and 2008 that were not included in the computation of diluted EPS because the effect would be antidilutive were, 21,979,651 and 23,699,591, respectively.

Expenses of offering – The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation – The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period.

Income taxes - The Company accounts for its income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For acquired properties that do not constitute a business as defined in ASC 805-10-55-4, Definition of a Business, deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that Are Not Accounted for as Business Combinations, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Recent accounting standards – From time to time, new accounting standards are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10-05), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10-05 entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The required disclosures of this statement have been incorporated into the Company’s consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PREPAID EXPENSES

Prepaid expenses at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Claims maintenance	$48,808	$—
Insurance policies	40,231	103,335
Engineering services	21,640	32,135
Retainers	8,000	2,000
Other	7,057	3,865

	$125,736	$145,335

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Furniture and fixtures	$36,740	$35,813
Lab equipment	216,923	2,804
Computers and equipment	67,192	50,253
Income property	309,750	309,750
Construction in progress	5,580,857	12,289,996
Capitalized interest	467,741	342,343
Vehicles	38,175	38,175
Demo module building	6,621,980	—
Site improvements	1,132,922	—
Site equipment	215,342	168,949

	14,687,622	13,238,083
Less accumulated depreciation	659,180	105,801

	$14,028,442	$13,132,282

Depreciation expense was $554,641 and $46,210 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company applied EITF 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Clarkdale Slag Project. The Company determined that the acquisition of the Clarkdale Slag Project did not constitute an acquisition of a business, as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

The Company also formed a second wholly owned subsidiary CMC, for the purpose of developing a processing plant at the Clarkdale Slag Project.

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that Are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 4 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Slag Project, which has been capitalized as a tangible asset in accordance ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Slag Project.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	MINERAL PROPERTIES - MINING CLAIMS

As of September 30, 2009 mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At September 30, 2009 mineral properties balance was $16,947,419.

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

The mining claims were capitalized as tangible assets in accordance with ASC 805-20-55-37, Use Rights.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method over the life of the claims.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management as a bond for future reclamation work in Searchlight, Nevada. As of September 30, 2009, the recovery of the reclamation bond is uncertain, therefore the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules ASC 930-360-35 and 360-10-15-3 through 15-5.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Trade accounts payable	$642,147	$1,080,115
Accrued compensation and related taxes	45,771	7,546
Accrued property taxes	31,631	—
Other	—	6,117

	$719,549	$1,093,778

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at September 30, 2009 and December 31, 2008,
Lender	Collateral	Monthly Payment	Interest Rate	Maturity	September 30, 2009	December 31, 2008
Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	Jul-11	$46,399	$64,317

					46,399	64,317
Capital lease payable, current portion					(24,840)	(24,026)

Capital lease payable, net of current portion					$21,559	$40,291

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending September 30,

2010	$24,840
2011	21,559
Thereafter	—

Total future minimum lease payments	$48,403
Imputed interest	(2,004)

Present value of future minimum lease payments	$46,399

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at September 30, 2009 and December 31, 2008,

	September 30, 2009	December 31, 2008

Site Equipment	$116,239	$116,239
Accumulated amortization	(67,806)	(46,011)

	$48,433	$70,228

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending September 30,

2010	$206,758
2011	223,919
2012	242,504
2013	262,631
2014	284,430
Thereafter	788,687

2,008,929

VRIC payable, current portion	(206,758)

VRIC payable, net of current portion	$1,802,171

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 4 and 13.

9.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009 the Company’s stockholders’ equity activity consisted of the following:

a)
On September 30, 2009, the Company awarded and issued 4,945 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $1.82 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On July 29, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000.  Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY (continued)

c)
On June 30, 2009, the Company awarded and issued 3,689 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $2.44 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital

d)
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

f)
On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

g)
On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of February 16, 2009.

h)
Equity Activity Subsequent to September 30, 2009 - On November 12, 2009, the Company completed a private placement of 12,078,596 units of securities to certain investors, including Nanominerals Corp., one of our principal stockholders and an affiliate of certain of the Company’s officers and directors, at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to the Company of $15,098,245.   In connection with the private placement, Nanominerals purchased 400,000 units of securities at an aggregate purchase price of $500,000.  Each unit consists of one share of common stock and one half share of common stock purchase warrant. Based on the number of units sold, the Company issued 12,078,596 shares of common stock and warrants to purchase up to 6,039,298 additional shares of common stock. The Company paid commissions to agents in connection with the Offering private placement in the amount of $1,056,877 in cash and issued warrants to purchase up to 301,965 shares of common stock. The warrants have an expiration date of November 12, 2012 and an exercise price of $1.85 per share.   Details relating to the private placement are further discussed in Note 17.

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

On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”). Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of common stock of the Company may be granted to eligible Participants.

The 2009 Incentive Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant, except that with respect to an incentive stock option, for holders of Awards who, on the date of grant, own more than 10% of the total combined voting power of all classes of our stock (or any parent or subsidiary thereof), the exercise price may not be less than 110% of the fair market value of a share of our common stock on the date of grant.  The maximum term of an option shall be established for that option by the Board of Directors or, if not so established, shall be ten years from the grant date, except that the term for incentive stock options may not exceed five years for Award holders who, on the date of grant, own more then 10% of the voting power of all classes of stock. Options granted under the 2009 Incentive Plan become exercisable and expire as determined by the Board of Directors.

The 2009 Incentive Plan is subject to shareholder approval at the next annual shareholder’s meeting. Until shareholder approval is obtained, options will be granted under the 2007 Plan.

On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”). Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 common shares with no participant receiving more then 250,000 common shares during any calendar year.

The 2009 Directors Plan provides that the exercise price of stock options granted may not be less than 100% of the fair market value of the Company’s common stock on the date of the grant.  The term of the grant shall be established by the Compensation Committee and may not exceed ten years from the date of the stock option is granted. Options granted under the 2009 Directors Plan become exercisable and expire as determined by the Compensation Committee.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCK OPTION PLAN AND WARRANTS (continued)

The Compensation Committee may grant restricted stock awards and determine when and to whom such grants will be made, the number of shares to be awarded, the date or dates upon which restricted stock awards will vest, the time or times within which such awards may be subject to forfeiture, and all other terms and conditions of such awards.

Unless otherwise determined by the Compensation Committee, or provided in the restricted stock award agreement, if a participant’s service with the Company terminates, any restricted shares held by such participant will be forfeited and reacquired by the Company.

The Compensation Committee may grant other share-based awards, including share units that may be valued in whole or in part by reference to or otherwise based on common shares. Other share-based awards may be granted either alone, in addition to or in tandem with other awards. The Compensation Committee will determine the terms and conditions of such awards.

The 2009 Directors Plan is subject to shareholder approval at the next annual shareholder’s meeting. Until shareholder approval is obtained, options will be granted under the 2007 Plan.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCK OPTION PLAN AND WARRANTS (continued)

During the nine months ended September 30, 2009, the Company granted stock options as follows:

a)
On September 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 9,890 shares of common stock at $1.82 per share.  The options were granted to an independent director for directors’ compensation are fully vested and expire on September 30, 2014.

b)
On June 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 7,377 shares of common stock at $2.44 per share.  The options were granted to an independent director for directors’ compensation are fully vested and expire on June 30, 2014.

c)
On March 31, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 6,569 shares of common stock at $2.74 per share. The options were granted to an independent director for directors’ compensation are fully vested and expire on March 31, 2014.

Expenses for the nine months ended September 30, 2009 and 2008 related to vesting and granting of stock options were $85,563 and $859, respectively and are included in general and administrative expense.

Stock options – During the nine months ended September 30, 2009 the Company granted stock options to a director totaling 23,836, with a weighted average exercise price of $2.27 per share. As of September 30, 2009 stock options outstanding totaled 2,769,383 with a weighted average exercise price of $1.17 per share.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	3,560,293	$1.02
Options granted and assumed	23,836	2.27
Options expired	(114,746)	2.43
Options cancelled	—	—
Options exercised	(700,000)	0.25

Balance, September 30, 2009	2,769,383	$1.17

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2009

Dividend yield	—
Expected volatility	72.67 to 76.65%
Risk-free interest rate	1.67% to 2.54%
Expected life (years)	4.13 to 4.25

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the nine months ended September 30, 2009:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	200,000	$0.79
Options granted	—	—
Options vested	—	—
Options cancelled	—	—

Unvested, September 30, 2009	200,000	$0.79

As of September 30, 2009, there was $80,707 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2009 - $11,193, 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

The following table summarizes information about options granted during the nine months ended September 30, 2009:

Number of Options Granted During 2009	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Fair Value
23,836	Equals	$2.27	$1.82 to $2.74	$1.18
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

23,836	Equals	$2.27	$1.82 to $2.74	$1.18

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the nine months ended September 30, 2009 the Company did not grant any stock warrants.

During the nine months ended September 30, 2009 the Company issued stock options for 23,836 shares of common stock to a director with a weighted average exercise price of $2.27 per share.

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	22,602,680	$1.11
Options/warrants granted and assumed	23,836	2.27
Options/warrants expired	(114,746)	2.43
Options/warrants cancelled	—	—
Options/warrants exercised	(700,000)	0.25

Balance, September 30, 2009	21,811,770	$1.13

Warrant Amendments - On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following material amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010; (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share; (iii) the call provision in the investor warrants is now included in the broker warrants; and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCK OPTION PLAN AND WARRANTS (continued)

Subsequent Amendment of Warrants -  After the end of the third quarter 2009, on November 12, 2009, immediately prior to the closing of the private placement described in Note 17, the Company made several material amendments to certain of its outstanding common stock purchase warrants. The warrants that were amended were issued in connection with the February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. In connection with these private placements, the Company issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock. Prior to the amendments, these warrants expired at various times between December 26, 2009 and March 1, 2010 and had an exercise price of $2.40 per share.   The Company has amended the terms of these warrants by extending the expiration date to November 12, 2012 and reducing the exercise price to $1.85 per share.

The Company determined that the amendments to extend the expiration date of the private placement warrants which were originally issued as part of equity transactions, did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

Subsequent Issuance of Warrants – In connection with a private placement, completed on November 12, 2009, the Company issued 6,341,263 warrants. The warrants have an expiration date of November 12, 2012 and an exercise price of $1.85 per share. Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise.” The warrants have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends, stock splits and issuances of equity securities (including the issuance of debt convertible into equity) by the Company, subject to certain exempt issuances which will not result in an adjustment to the exercise price. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (and Rule 506 of Regulation D there under.

The following table summarizes information about warrant activity subsequent to September 30, 2009:

	Number of Shares	Weighted Average Exercise Price September 30, 2009	Proforma Weighted Average Exercise Price November 12, 2009

Balance, December 31, 2008	22,602,680	$1.11	$0.94
Options/warrants granted and assumed	23,836	2.27	2.27
Options/warrants expired	(114,746)	2.43	2.43
Options/warrants cancelled	—	—	—
Options/warrants exercised	(700,000)	0.25	0.25

Balance, September 30, 2009	21,811,770	$1.13	$0.95

Warrants granted November 12, 2009	6,341,263		1.85

Balance, November 12, 2009	28,153,033		$1.15

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2009 and 2008,

	September 30, 2009	September 30, 2008

Income tax benefit based on statutory tax rate	$(1,951,393)	$(1,399,024)
Non-deductible and other	2,739	3,579
Change in valuation allowance	47,015	77,278

Income tax benefit	$(1,901,639)	$(1,318,167)

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Deferred income tax assets

Net operating loss carryforward	$6,517,967	$4,742,104
Option compensation	381,926	349,412
Reclamation bond	68,590	68,590
Property, plant & equipment	125,776	—

Gross deferred income tax asset	7,094,259	5,160,106
Valuation allowance	(450,516)	(403,501)
	6,643,743	4,756,605
Deferred income tax liabilities

Property, plant & equipment	—	14,501
Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$48,553,722	$50,455,361

A valuation allowance for deferred tax related to option compensation and the reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2009 and December 31, 2008.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES (continued)

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with ASC 740, is reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $17,152,547 and $12,483,860 as of September 30, 2009 and December 31, 2008, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2029.

The Company had cumulative net operating losses of approximately $8,821,356 and $5,325,778 as of September 30, 2009 and December 31, 2008, respectively for state income tax purposes. The state net operating loss carryforwards will be expiring between 2013 and 2015.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada.  The lease terms expired in November 2006 and the Company continues to rent the existing space under month-to-month terms. Monthly rent was decreased from $4,900 per month to $4,000 per month beginning in August 2009 due to less office space leased.

Rental expense, resulting from this operating lease agreement, approximated $42,300 and $44,100 for each of the nine months ended September 30, 2009 and 2008, respectively.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES (continued)

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

The Company maintains its cash accounts in two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. Additionally, through the financial institutions’ participation in the FDIC’s Transaction Account Guarantee Program, all non-interest bearing checking accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

The Company has never experienced a material loss or lack of access to its cash accounts; however no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2009, the Company did not have material deposits in excess of FDIC insured limits.

15.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2009, the Company purchased services from one major vendor, Baker & Hostetler LLP, which exceeded more than 10% of total purchases and amounted to approximately $958,962.

16.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2009, the Company incurred total fees and reimbursement of expenses to NMC of $240,000 and $68,240, respectively. At September 30, 2009, the Company had an outstanding balance due to NMC of $78,378.

In connection with the private placement completed on November 12, 2009, NMC purchased 400,000 units of securities at an aggregate purchase price of $500,000.  Each unit consists of one share of common stock and one half share of common stock purchase warrant. For further discussion on the financing, see Note 17.

During the nine months ended September 30, 2009, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $112,226 and $60,330 for the nine months ended September 30, 2009 and 2008, respectively. The Company also reimbursed expenses to CMOW of $0 and $130 for the nine months ended September 30, 2009 and 2008, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The approximate direct benefit to Mr. Williams was $35,912 and $16,289 of the above CMOW fees and expenses for the nine months ended September 30, 2009 and 2008, respectively. The Company had an outstanding balance due to CMOW of $22,407 as of September 30, 2009.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	SUBSEQUENT EVENTS

a)           On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”). Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of common stock of the Company may be granted to eligible Participants. The 2009 Incentive Plan is subject to shareholder approval at the next annual shareholder’s meeting. Until shareholder approval is obtained, options will be granted under the 2007 Plan.

b)           On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”). Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 common shares with no participant receiving more then 250,000 common shares during any calendar year. The 2009 Directors Plan is subject to shareholder approval at the next annual shareholder’s meeting. Until shareholder approval is obtained, options will be granted under the 2007 Plan.

c)           Subsequent Amendment of Warrants - After the end of the third quarter 2009, on November 12, 2009, immediately prior to the closing of the private placement described in below, the Company made several material amendments to certain of its outstanding common stock purchase warrants. The warrants that were amended were issued in connection with the February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. In connection with these private placements, the Company issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock. Prior to the amendments, these warrants expired at various times between December 26, 2009 and March 1, 2010 and had an exercise price of $2.40 per share.   The Company has amended the terms of these warrants by extending the expiration date to November 12, 2012 and reducing the exercise price to $1.85 per share.  The November 12, 2009 warrant amendment and issuance of additional warrants are further discussed in Note 10.

d)           Private Placement Equity Financing - On November 12, 2009, the Company completed a private placement of 12,078,596 units of securities to certain investors, including Nanominerals Corp., one of our principal stockholders and an affiliate of certain of the Company’s officers and directors, at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to the Company of $15,098,245.  In connection with the private placement, Nanominerals purchased 400,000 units of securities at an aggregate purchase price of $500,000.  Each unit consists of one share of common stock and one half share of common stock purchase warrant. Based on the number of units sold, the Company issued 12,078,596 shares of common stock and warrants to purchase up to 6,039,298 additional shares of common stock. The Company paid commissions to agents in connection with the Offering private placement in the amount of $1,056,877 in cash and issued warrants to purchase up to 301,965 shares of common stock. The warrants have an expiration date of November 12, 2012 and an exercise price of $1.85 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	SUBSEQUENT EVENTS – (continued)

Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise.” The warrants have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends, stock splits and issuances of equity securities (including the issuance of debt convertible into equity) by the Company, subject to certain exempt issuances which will not result in an adjustment to the exercise price. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (and Rule 506 of Regulation D thereunder. Under the transaction documents, the Company is restricted from, among other things, (i) issuing any shares of common stock, subject to certain exempt issuances, until the initial registration statement the Company agreed to file in connection with the private placement is declared effective by the U.S. Securities and Exchange Commission, but in no event will this restriction expire prior to 90 days following the closing of the private placement, (ii) entering into certain “variable rate transactions,” as such term is defined in the purchase agreement, or (iii) effecting any forward or reverse stock splits for a period of six months after the closing without the prior written consent of a majority of the purchasers.

The Company agreed to file a registration statement covering the resale of the shares of common stock issued to purchasers in the private placement, including the shares of common stock issuable upon exercise of the warrants and the shares of common stock issuable upon the exercise of the warrants issued to agents as commissions in the private placement. If, among other things, (i) the Company fails to file the initial registration statement within the prescribed period or (ii) any registration statement that the Company files is not declared effective within 120 calendar days of the required filing date, the Company has agreed to pay to each purchaser, as partial liquidated damages, an amount in cash equal to 1% of the aggregate purchase price paid by each such purchaser for any shares of common stock that have not then been registered for every 30 days following any required filing date and, on a pro rata basis, for every 30 days following the 120 day period within which any registration statement was to be declared effective. The maximum aggregate liquidated damages payable to a purchaser will not exceed 3% of the aggregate purchase price paid by such purchaser.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2009 and changes in our financial condition from our year ended December 31, 2008. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Clarkdale Slag Project. The Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona. Metallurgical testing and project construction on the Clarkdale Slag Project have been ongoing since 2005, initially under the direction of the prior owners, thereafter with our participation in a joint venture with the prior owners in 2005, and currently solely by us since we acquired 100% of the Clarkdale Slag Project in 2007.

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort to the designing and engineering of our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building. The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day. During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module. During 2009, we have been executing our business plan on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold and silver extraction that would support the economic feasibility of a commercial production facility.

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

We have completed the construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project. Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of precious metals (gold and silver). We have completed continuous runs of up to 16 hours through the crushing and grinding circuit. To date, our internal laboratory testing has reflected consistent levels of extractable precious and base metals in pregnant leach solutions from the Clarkdale slag material. The crushing and grinding circuit effectively liberates gold, silver, copper and zinc from the slag material. Further, management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants. We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

We have faced challenges involving the amount of wear on certain grinding components caused by the abrasiveness of the slag material and the rate of throughput. Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material, which required us to seek out more advanced hard facing technology and wear-resistant surfacing media on our crushing and grinding equipment. These materials were fabricated by third parties. We, along with our consulting engineers, believe that the issues relating to the throughput rate of the crushing and grinding circuit have now been resolved. We are now capable of operating the throughput in the crushing and grinding circuit on a continuous basis.

With the gold and silver ion exchange resin circuit currently operational and the solvent exchange electrowinning circuit currently operational for copper and approaching operational status for zinc, once the leach circuit has been configured to run continuously at optimum productivity levels, we believe that we will be able to proceed with the operation of all circuits within the production module. Our technical team is currently focused on optimizing the leach circuit with the grind/leach combination that will optimize metal extraction, which can then be filtered and run through the ion exchange resin extraction and solvent exchange electrowinning circuits in order to extract precious and base metals in marketable forms.

On May 6, 2009, we entered into a new engagement of Mountain States R&D International Inc. (“Mountain States”), an independent engineering consultant, to conduct a technical analysis of our gold recovery process, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project. Such technical analysis was to consist of the observation and analysis of our gold recovery process in accordance with chain-of-custody standards. The technical analysis was not intended for the purpose of determining the economic feasibility of the Clarkdale Slag Project.

However, during our work program with Mountain States, we jointly determined with Mountain States that we would need specialty expertise in dealing with the abrasiveness of the slag material. As a result, Mountain States agreed to withdraw from its engagement and we have engaged a new team of independent metallurgical engineers, with extensive international experience in milling and leaching hard, abrasive and refractory material similar to that found in the slag pile. We have engaged the new engineering team to provide us with recommendations regarding further optimization of all four primary processing circuits, with their initial recommendations focusing upon the crushing, grinding, leaching and filtration circuits. Once we are able to resolve these issues, we intend to engage an independent engineer to conduct a technical analysis of our gold recovery process.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project. If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel. We expect that each subsequent module would be comparable in technology and scale to the initial production module. The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined. The cost of designing and constructing our initial production module was approximately $12,000,000. We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building. However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding. A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module. The first stage of the feasibility evaluation began in the second quarter of 2009, and has continued into the third quarter of 2009 when we engaged the new team of metallurgical engineers, with specialty expertise in dealing with milling and leaching hard, abrasive and refractory material, to work with our Clarkdale personnel and consultants to achieve optimum continuous production.

We have budgeted $5,500,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study. A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011 will be made once the first production module is operational and its results are analyzed.

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

In January 2009, we submitted a development agreement to the Town of Clarkdale for the construction of an Industrial Collector Road. The purpose of the road is to provide us with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project. The construction of the road is a required infrastructure improvement under the terms of our conditional use permit with the Town of Clarkdale. The Town of Clarkdale approved the development agreement on January 9, 2009.

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

Under the development agreement, we are obligated to complete the construction of the road within two years after the effective date of the agreement. If we do not complete the road within the two year period, we may lose our conditional use permit from the Town of Clarkdale. Further, as a condition of our developing any of our property that is adjacent to the Clarkdale Slag Project, we will be required to construct additional enhancements to the road. We will have ten years from the start of construction on the road in which to complete the additional enhancements. However, we do not currently have any defined plans for the development of the adjacent property.

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

In the third quarter of 2008, we submitted a Plan of Operations to the BLM in our name, substantially similar to the original Plan of Operations, which included a request to drill eighteen holes on the project area and to mine a 36-acre mining pit. On August 27, 2008, the BLM responded, in part, by advising that the previous bond that we posted of $180,500 for the previous Plan of Operations would not be transferrable to the new one and that a new bond would have to be posted. At the time, we considered the recovery of the reclamation bond to be uncertain and, therefore, we have established a full allowance against the reclamation bond with the offsetting expense to project exploration costs. Based on correspondence with the BLM, we believe we will be able to recover the bond upon withdrawal of the prior Plan of Operations, however, we have not chosen to make such a request at this time.

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

On January 13, 2009, we filed a Notice of Appeal of the BLM’s decision regarding the closing of our Notice of Intent. However, the BLM’s decision was upheld on appeal by the U.S. Department of Interior on September 9, 2009.

During the course of the appeal, we determined that, due to the standard lengthy time required to have a Plan of Operations approved by the BLM and should we be unsuccessful with our appeal, it would be prudent to begin the approval process immediately by filing for our Plan of Operations. Thus, on March 23, 2009, we submitted a new Plan of Operations to the BLM, taking into account the Desert Tortoise issue. In our Plan of Operations, we have requested permission to drill eighteen drill holes on the project area. In the event of the approval of our Plan of Operations, we will be required to post a new reclamation bond with the BLM, which we anticipate will be approximately $16,000. We have reached an understanding with the BLM that we will use the Environmental Assessment previously approved by the BLM under the prior Plan of Operations in connection with the new Plan of Operations, and the BLM has requested that we conform certain aspects of the new Plan of Operations with the previously approved Environmental Assessment.

We conformed the new Plan of Operations with the previously approved Environmental Assessment and, after a further series of correspondence between us and the BLM, on October 13, 2009, we received a letter from the BLM regarding our Plan of Operations confirming that the BLM considers our Plan of Operations to conduct drilling complete and that the BLM will conduct a final review of the previously approved Environmental Assessment to determine its adequacy. The BLM’s letter also advised that they would be sending letters addressing the Conditions of Approval and the bond determination under separate cover.

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

We have budgeted $500,000 to our twelve month work program for the Searchlight Gold Project. Our work program is focused on continuing the testing program with Arrakis, including metallurgical tests, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching. We will also focus on our work with the BLM, our consultants and our attorneys to help us obtain approval of the Plan of Operations, containing the necessary permits to execute on our desired drilling program. The drilling and pre-feasibility program, which we anticipate will include an eighteen-hole drill program, chain-of-custody sampling and assaying of drill hole material, pilot plant tests and a pre-feasibility report, is expected to commence shortly after receiving the BLM’s approval of the Plan of Operations.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,000,000. On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245. Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year. However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, subject to funding availability. We will require additional funding to fulfill our entire anticipated plan of operations. In addition, the actual costs of completing those activities may be greater than anticipated.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,500,000
Legal and Accounting Expenses	$1,500,000

SUBTOTAL	$3,000,000

Clarkdale Slag Project
Production Module Operation	$3,500,000
Technical Consulting Services	$1,000,000
Feasibility Study and Expansion Preparation	$1,000,000

SUBTOTAL	$5,500,000

Searchlight Gold Project
Metallurgical Testing and Pre-Feasibility Program	$100,000
Permitting & Drilling Program	$400,000

SUBTOTAL	$500,000

TOTAL	$9,000,000

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

Mineral rights – Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. As of September 30, 2009 exploration progress is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating Expenses	(1,822,933)	(1,415,440)	28.8%	(5,125,135)	(3,890,962)	31.7%
Other Income	10,927	55,277	(80.2)%	28,622	209,320	(86.3)%
Income tax benefit	675,517	449,263	50.4%	1,901,639	1,318,167	44.3%
Net Loss	$(1,136,489)	$(910,900)	24.8%	$(3,194,874)	$(2,363,475)	35.2%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the nine months period ended September 30, 2009. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent Increase/ (Decrease)	2009	2008	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$626,450	$392,323	59.7%	$1,471,047	$841,231	74.9%
Mineral exploration and evaluation expenses – related party	60,000	90,000	(33.3)%	240,000	270,000	(11.1)%
Administrative – Clarkdale site	168,212	310,822	(45.9)%	527,442	818,730	(35.6)%
General and administrative	759,839	573,302	32.5%	2,219,779	1,854,331	19.7%
General and administrative – related party	22,407	33,335	(32.8)%	112,226	60,460	85.6%
Depreciation	186,025	15,658	1,088.1%	554,641	46,210	1,100.3%
Total Operating Expenses	$1,822,933	$1,415,440	28.8%	$5,125,135	$3,890,962	31.7%

Nine month periods ended September 30, 2009 and 2008. Operating expenses increased by 31.7% to $5,125,135 during the nine month period ended September 30, 2009 from $3,890,962 during the nine month period ended September 30, 2008. Operating expense increased during the nine month period ended September 30, 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses, increase in depreciation expense, and mineral exploration and evaluation expenses.

General and administrative expenses increased by 19.7% to $2,219,779 during the nine month period ended September 30, 2009 from $1,854,331 during the nine month period ended September 30, 2008. General and administrative expenses increased primarily as a result of (i) increased professional and administrative expenses associated with the preparation of our 2008 annual report on Form 10-K, the preparation of our registration statement on Form S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and legal and accounting fees; and (ii) increased director compensation due to expansion of our board of directors. We anticipate operating expenses to continue to increase as we grow our business operations.

Included in general and administrative expenses for the nine month period ended September 30, 2009 and 2008 were compensation expenses related to the option vesting and option grants of $85,563 and $859, respectively.

On April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, as amended May 8, 2007, options to purchase up to 4,000,000 shares of common stock may be granted to our employees, officers, directors, and eligible consultants under such plan. On June 15, 2007, our stockholders approved the 2007 Plan. As of September 30, 2009, 331,183 options have been granted under the 2007 Plan with an exercise price ranging from $1.45 to $2.74 per share.

On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”). Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of our common stock may be granted to eligible Participants. The 2009 Incentive Plan is subject to stockholder approval at the next annual stockholder’s meeting. Until stockholder approval is obtained, options will be granted under the 2007 Plan.

On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”). Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of our common stock with no participant receiving more then 250,000 shares during any calendar year. The 2009 Directors Plan is subject to stockholder approval at the next annual stockholder’s meeting. Until stockholder approval is obtained, options will be granted under the 2007 Plan.

In addition, we incurred $112,226 and $60,460 during the nine month periods ended September 30, 2009 and 2008, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses increased during the nine month period ended September 30, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on Form S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and the completion of the first time filing of the Arizona Business Personal Property Statement. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $35,912 and $16,289 of the above Cupit, Milligan, Ogden & Williams fees for the nine months ended September 30, 2009 and 2008, respectively.

Mineral exploration and evaluation expenses increased to $1,471,047 during the nine month period ended September 30, 2009 from $841,231 during the nine month period ended September 30, 2008. Mineral exploration and evaluation expenses increased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

In addition, we incurred $240,000 and $270,000 during the nine month period ended September 30, 2009 and 2008, respectively, for mineral exploration and evaluation expenses to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentation to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Depreciation expense increased to $554,641 during the nine month period ended September 30, 2009 from $46,210 during the nine month period ended September 30, 2008. Depreciation expense increased primarily because a substantial portion of property and equipment that was previously reported as construction in progress was placed in service during the nine month period ended September 30, 2009.

For the nine month period ended September 30, 2009, we purchased services from one major vendor, Baker & Hostetler LLP, our legal counsel, which exceeded more than 10% of total purchases and amounted to approximately $958,962. For the nine month period ended September 30, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $1,650,126 and $1,013,258, respectively.

Three month periods ended September 30, 2009 and 2008. Operating expenses increased by 28.8% to $1,822,933 during the three month period ended September 30, 2009 from $1,415,440 during the three month period ended September 30, 2008. Operating expense increased during the three month period ended September 30, 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses, increase in depreciation expense, and mineral exploration and evaluation expenses.

General and administrative expenses increased by 32.5% to $759,839 during the three month period ended September 30, 2009 from $573,302 during the three month period ended September 30, 2009. General and administrative expenses increased primarily as a result of increased professional and administrative expenses associated with the preparation of our registration statement on Form S-1, and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and legal and accounting fees. We anticipate operating expenses to continue to increase as we grow our business operations.

In addition, we incurred $22,407 and $33,335 during the three month periods ended September 30, 2009 and 2008, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses decreased during the three month period ended September 30, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on Form S-1. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $7,170 and $9,000 of the above Cupit, Milligan, Ogden & Williams fees for the three months ended September 30, 2009 and 2008, respectively.

Mineral exploration and evaluation expenses increased to $626,450 during the three month period ended September 30, 2009 from $392,323 during the three month period ended September 30, 2008. Mineral exploration and evaluation expenses increased primarily as a result of increased testing activity subsequent to receiving of Certificate of Occupancy for the demonstration module building.

In addition, we incurred $60,000 and $90,000 during the three month period ended September 30, 2009 and 2008, respectively, for mineral exploration and evaluation expenses to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentation to potential investors in connection with the exploration, testing and construction our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Depreciation expense increased to $186,025 during the three month period ended September 30, 2009 from $15,658 during the three month period ended September 30, 2008. Depreciation expense increased primarily because of depreciation of property and equipment that was placed in service after September 30, 2008.

Other Income and Expenses

Nine month periods ended September 30, 2009 and 2008. Total other income decreased to $28,622 during the nine month period ended September 30, 2009 from $209,320 during the nine month period ended September 30, 2008. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

During the nine month period ended September 30, 2009, we received incidental rental revenue of $20,400 compared to $24,780 for the same period in 2008 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of a commercial building space to various tenants. The rental arrangements are on a month to month basis with no formal agreements.

Three month periods ended September 30, 2009 and 2008. Total other income decreased to $10,927 during the three month period ended September 30, 2009 from $55,277 during the three month period ended September 30, 2008. The decrease in total other income primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned resulted from most cash reserves earning zero or low interest rates.

During the three month period ended September 30, 2009, we received incidental rental revenue of $6,295 compared to $7,740 for the same period in 2008 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Nine month periods ended September 30, 2009 and 2008. Income tax benefit increased to $1,901,639 for the nine months period ended September 30, 2009 from $1,318,167 during the nine month period ended September 30, 2008. The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the nine month period ended September 30, 2009 from the nine month period ended September 30, 2008.

Three month periods ended September 30, 2009 and 2008. Income tax benefit increased to $675,517 for the three months period ended September 30, 2009 from $449,263 during the three month period ended September 30, 2008. The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended September 30, 2009 from the three month period ended September 30, 2008.

Net Loss

Nine month periods ended September 30, 2009 and 2008. The aforementioned factors resulted in a net loss of $3,194,874, or $0.03 per common share, for the nine month period ended September 30, 2009, as compared to a net loss of $2,363,475, or $0.02 per common share, for the nine month period ended September 30, 2008.

Three month periods ended September 30, 2009 and 2008. The aforementioned factors resulted in a net loss of $1,136,489, or $0.01 per common share, for the three month period ended September 30, 2009, as compared to a net loss of $910,900, or $0.01 per common share, for the three month period ended September 30, 2008.

As of September 30, 2009 and December 31, 2008, we had cumulative net operating loss carryforwards of approximately $17,152,547 and $12,483,860, respectively for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2029.

We had cumulative state net operating losses of approximately $8,821,356 and $5,325,778 as of September 30, 2009 and December 31, 2008, respectively for state income tax purposes. The state net operating loss carryforwards expire between 2013 and 2015.

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

Working Capital

The following is a summary of our working capital at September 30, 2009 and December 31, 2008:

	At September 30, 2009	At December 31, 2008	Percent Increase/(Decrease)
Current Assets	$1,191,217	$7,307,005	(83.7)%
Current Liabilities	(1,051,932)	(1,421,075)	(26.0)%
Working Capital	$139,285	$5,885,930	(97.6)%

As of September 30, 2009, we had an accumulated deficit of $16,551,356. As of September 30, 2009, we had working capital of $139,285, compared to working capital of $5,885,930 as of December 31, 2008. The decrease in our working capital was primarily attributable to our net loss and capital expenditures partially offset by issuance of our common stock from exercise of stock options in 2009. Cash was $1,077,606 as of September 30, 2009, as compared to $7,055,591 as of December 31, 2008. Property and equipment increased to $14,028,442 as of September 30, 2009 from $13,132,282 as of December 31, 2008. The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project partially offset by depreciation expense.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $48,553,722 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2009	2008	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(4,544,023)	$(3,792,830)	19.8%
Cash Flows Used in Investing Activities	(1,446,443)	(6,018,052)	(76.0)%
Cash Flows Provided by Financing Activities	12,481	7,612,840	(99.8)%
Net Change in Cash During Period	$(5,977,985)	$(2,198,042)	172.0%

Net cash used in operating activities. Net cash used in operating activities increased to $4,544,023 during the nine month period ended September 30, 2009 from $3,792,830 during the nine month period ended September 30, 2008. The increase in cash used in operating activities was primarily due to operating losses from our exploration and evaluation activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,901,639.

Net cash used in investing activities. We used $1,446,443 in investing activities during the nine month period ended September 30, 2009, as compared to $6,018,052 during the nine month period ended September 30, 2008. The decrease in the nine month period ended September 30, 2009 was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project which decreased primarily as a result of receiving of Certificate of Occupancy for the demonstration module building and substantial completion of equipment acquisitions for the demonstration module.

Net cash provided by financing activities. Net cash provided by financing activities was $12,481 for the nine month period ended September 30, 2009 compared to $7,612,840 for the nine month period ended September 30, 2008. Net cash provided by financing activities during the nine month period ended September 30, 2009 primarily resulted from the receipt of $175,000 from the exercise of stock options offset by principal payments on the capital lease and the deferred purchase liability. Net cash provided by financing activities during the nine month period ended September 30, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants offset by principal payments on the capital lease and the deferred purchase liability.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the exploration of the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,000,000.

On November 12, 2009, we completed a private placement of 12,078,596 units of our securities of our securities to certain investors, including Nanominerals Corp., one of our principal stockholders and an affiliate of certain of our officers and directors, at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245. Each unit consists of one share of our common stock and one half share of common stock purchase warrant. Based on the number of units sold, we issued 12,078,596 shares of common stock and warrants to purchase up to 6,039,298 additional shares of common stock. In connection with the private placement, Nanominerals purchased 400,000 units of securities at an aggregate purchase price of $500,000. We paid commissions to agents in connection with the private placement in the amount of approximately $1,056,877 and warrants to purchase up to 301,965 shares of common stock. Dahlman Rose & Company, LLC served as sole placement agent for the private placement, along with a syndicate that included RK Equity Capital Markets. The warrants have an expiration date of November 12, 2012 and an exercise price of $1.85 per share. Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise.” The warrants have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends, stock splits and issuances of equity securities (including the issuance of debt convertible into equity) by us, subject to certain exempt issuances which will not result in an adjustment to the exercise price. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (and Rule 506 of Regulation D thereunder.

Under the transaction documents, we are restricted from, among other things, (i) issuing any shares of common stock, subject to certain exempt issuances, until the initial registration statement we agreed to file in connection with the private placement is declared effective by the U.S. Securities and Exchange Commission, but in no event will this restriction expire prior to 90 days following the closing of the private placement, (ii) entering into certain “variable rate transactions,” as such term is defined in the purchase agreement, or (iii) effecting any forward or reverse stock splits for a period of six months after the closing without the prior written consent of a majority of the purchasers.

We have agreed to file a registration statement covering the resale of the shares of common stock issued to purchasers in the private placement, including the shares of common stock issuable upon exercise of the warrants and the shares of common stock issuable upon the exercise of the warrants issued to agents as commissions in the private placement. If, among other things, (i) we fail to file the initial registration statement within the prescribed period or (ii) any registration statement that we file is not declared effective within 120 calendar days of the required filing date, we have agreed to pay to each purchaser, as partial liquidated damages, an amount in cash equal to 1% of the aggregate purchase price paid by each such purchaser for any shares of common stock that have not then been registered for every 30 days following any required filing date and, on a pro rata basis, for every 30 days following the 120 day period within which any registration statement was to be declared effective. The maximum aggregate liquidated damages payable to a purchaser will not exceed 3% of the aggregate purchase price paid by such purchaser.

Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year. However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration testing and construction plans for 2010. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Further, on November 12, 2009, immediately prior to the closing of the private placement described above, we made several material amendments to certain of our outstanding common stock purchase warrants. The warrants that were amended were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. In connection with these private placements, we issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock. Prior to the amendments, these warrants expired at various times between December 26, 2009 and March 1, 2010 and had an exercise price of $2.40 per share. We have amended the terms of these warrants as follows:

•	the expiration date of these warrants has been extended to November 12, 2012, and

•	the exercise price of these warrants has been reduced to $1.85 per share.

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, subject to funding availability. We will require additional funding to fulfill our entire anticipated plan of operations. In addition, the actual costs of completing those activities may be greater than anticipated.

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities over the next twelve months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by us, as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all of our public filings will reference the ASC as the sole source of authoritative literature.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855-10-05), which provides guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Under ASC 855-10-05, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected. ASC 855-10-05 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The required disclosures of this statement have been incorporated into our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $1,077,606 at September 30, 2009 and $7,055,591 at December 31, 2008. Our cash is held primarily in a non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2009, we issued 100,000 shares of common stock upon the exercise of stock options at an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On September 30, 2009, we issued 9,980 shares of our common stock and options to purchase up to 9,980 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on a price of $1.82 per share with respect to the 9,980 shares, and an exercise price of $1.82 per share with respect to the 9,980 stock options, each being the closing price of our common stock on September 30, 2009, the last trading day of the third quarter of 2009.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 13, 2009	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)