Form 10-K/A
period 2008-12-31
Searchlight Minerals Corp.
filed 2009-12-04
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

The number of shares of common stock of the issuer outstanding as of November 30, 2009 was 118,757,123.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009, and as amended by that Amendment No. 1 on Form 10-K/A filed with the SEC on July 24, 2009 and by that Amendment No. 2 on Form 10-K/A filed with the SEC on September 11, 2009 and October 1, 2009 (as amended, the “2008 10-K”).  We are filing this amendment primarily in response to a comment letter received from the SEC dated August 7, 2009.

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

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort to the designing and engineering of our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day.  During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module.  During 2009, we have been executing our plan of operation on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold and silver extraction that would support the economic feasibility of a commercial production facility.

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

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005 (for the purpose of extending the closing date of the transaction by requiring us to confirm receipt of $1.5 million in financing by September 15, 2005), and October 24, 2005, Nanominerals Corp. (“Nanominerals”), a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil and Carl S. Ager, our current Chief Executive Officer and Vice President/Secretary/Treasurer, respectively, and each of whom is a current member of our board of directors), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and Verde River Iron Company, LLC (“VRIC”), an affiliate of another member of our board of directors, Harry B. Crockett. Each of the August 31, 2005 and October 24, 2005 amendments were negotiated on our behalf by K. Ian Matheson, who served as an executive officer and director at the time of the execution of the August 31, 2005 amendment and as a director at the time of the execution of the October 24, 2005 amendment.  The joint venture related to the exploration, testing, construction and funding of the Clarkdale Slag Project.

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

Reorganization with Transylvania International, Inc.  Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett, one of our current directors, and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company.  As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we:

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

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing 90 days after we receive a bankable feasibility study, and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  The minimum royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the percentage royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the minimum royalty remains payable, the combined minimum royalty and percentage royalty will not exceed $500,000; and

•
we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project after such time that we have constructed and are operating a processing plant or plants that are capable of processing approximately 2,000 tons of slag material per day at the Clarkdale Slag Project.  The acquisition agreement does not include a specific provision with respect to the periods at the end of which “net cash flow” is measured, once the production threshold has been reached.  Therefore, the timing and measurement of specific payments may be subject to dispute.  The parties intend to negotiate a clarification of this provision in good faith before the production threshold has been reached.

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

Clarkdale Slag Project

Background and Plan of Operation.  In June 2005, we engaged Dr. Richard F. Hewlett as a consultant to serve as the technical project manager for the Clarkdale Slag Project.  Since that time, we have been working on the design and testing of a method for extracting precious and base metals from the slag material.  Dr. Hewlett initially conducted laboratory tests and analysis on the slag material at a metallurgical facility in Phoenix, Arizona.  We rented the facility from a third party in which Mr. Crockett had a minor financial interest, although our rental arrangement occurred prior to the time that we acquired Transylvania.

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

Although the technologies used by us and Nanominerals existed prior to 2005, Transylvania, the prior owner of the Clarkdale Slag Project from 1983 until 2007, did not possess the technical expertise or understanding to be able to perform the necessary analyses on the slag material in order to understand the extent of potential precious metal mineralization within the slag material and its potential recoverability.  Consequently, the prior owner was not aware that the slag material had a potential to possess a significant quantity of precious metals.  They also did not have the desire to expend the necessary funds, nor have an investment vehicle necessary to provide access to the required funds, in order to hire the specialized scientists, engineers and firms to perform the studies and analyses that were required to determine the presence, liberation and extraction of precious metals.  Their lack of technical expertise and access to financing served as the basis for entering into their joint venture agreement with Nanominerals in 2005 and, subsequently, agreeing to be acquired by us in 2007.  We do not have any specific information regarding efforts (or the lack of efforts) of owners of the Clarkdale Slag Pile prior to Transylvania and prior to 1983 with respect to attempts to extract metals from the slag material.

In 2005, we retained Mountain States, an independent engineering consultant, to implement a drilling and sampling program under strict chain-of-custody sampling, at the Clarkdale Slag Project.  The drill hole samples were taken between the fourth quarter of 2005 and the third quarter of 2006.  Boart Longyear Company, a subcontractor under the chain-of-custody supervision of Mountain States, drilled a total of eighteen holes (SD 1-18) in the slag pile using sonic drills, comprising more than 1,700 feet on individual 2.5 foot intervals over the project site.  Mountain States had chain of custody over the samples from the time they were recovered from the drill through the analytical process.  In the third quarter of 2006, Mountain States also conducted chain-of-custody tests on bulk samples obtained from the slag pile.

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

The process design and equipment selection for the initial production module was designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The full-scale production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons of slag material per day.  All required buildings and services are currently available at the site for the initial production module.  Buildings and services on site include office, laboratory and processing buildings, as well as road, rail, power, telephone, water, storm drain and sewage.  However, we will need to construct a larger building to house the full-scale production facility.

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

With the gold and silver ion exchange resin circuit currently operational and the solvent extraction and electrowinning circuits currently operational for copper and approaching operational status for zinc, once the leach circuit has been configured to run continuously at optimum productivity levels, we believe that we will be able to proceed with the operation of all circuits within the production module.  Our technical team is currently focused on optimizing the leach circuit with the grind/leach combination that will optimize metal extraction, which can then be filtered and run through the ion exchange resin extraction, and solvent extraction and electrowinning circuits in order to extract precious and base metals in marketable forms.

On May 6, 2009, we entered into a new engagement of Mountain States to conduct a technical analysis of our gold recovery process, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project.  Such technical analysis was to consist of the observation and analysis of our gold recovery process in accordance with chain-of-custody standards.  The technical analysis was not intended for the purpose of determining the economic feasibility of the Clarkdale Slag Project.

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

Estimate of Projected Expenditures.  Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $6,121,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses.  In addition, as of December 31, 2008, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $12,431,000, including building construction, production module equipment (grinding, leaching, filtering, extraction and laboratory equipment), site improvements and administration equipment.  The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months (subject to funding availability, we also anticipate spending approximately $6,000,000 on Phase II of our Clarkdale Slag Project – preparation for expansion to 2,000 tons of slag material per day and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011):

Work	Budget

1. Production Module Operation	$3,500,000

• Address start-up issues
• Optimize module operation
• Operate Module Continuously

2. Technical Consulting Services	$1,000,000

3. Feasibility Study and Expansion Preparation	$1,000,000

• Third-party feasibility study performed on operating production module
• Preparation for expansion to 2,000 tons per day
SUBTOTAL	$5,500,000

These estimated costs are preliminary in nature, and actual costs may be significantly higher once we have completed the feasibility study and received results from the construction and testing of our proposed production module.  Further, these estimated costs do not take into account possible delays that may arise.  If we experience any difficulties or delays during our plan of operation, it could take substantially longer and be more costly for us to complete construction of the production module or complete a feasibility study.  In addition, if our feasibility study establishes the project is economically viable and “bankable,” we will have to pay $6,400,000 to VRIC in connection with our Agreement and Plan of Merger with VRIC and Transylvania.  To satisfy this obligation, we will be required to obtain additional financing within 90 days of receipt of such a bankable feasibility study.

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

*opt (ounces per ton)

Bulk Sampling Tests.  In the third quarter of 2006, Mountain States collected a 4,000 pound bulk sample, under chain of custody, comprised of material taken over the entire surface of the 45-acre slag pile. Mountain States divided the 4,000 pound bulk sample into five approximately 750 pound lots and milled each 750 pound lot through our mill located at the leased pilot plant in Phoenix, Arizona.  Mountain States subsequently performed the copper, zinc, and iron analysis at its own facility using the fusion assay method, followed by atomic absorption.  Mountain States also performed gold and silver analysis of the bulk sample using the fire assay method followed by atomic absorption.  Mountain States reported the following analysis of the bulk sample:

Summary of Bulk Sample Results
		Gold	Silver		Copper	Zinc	Iron
		Au (opt)*	Ag (opt)*		Cu (%)	Zn (%)	Fe (%)
750-pound Bulk Sample Average		0.42	0.06		0.35	2.88	31.0
Surface Bulk Sample Results
Sample	Composite	Gold	Silver		Copper	Zinc	Iron
	Detail	Au	Ag		Cu (%)	Zn (%)	Fe (%)
		(opt)*	(opt)*
SS1B-1	Surface Bulk Sample	0.361	0.285		0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND	**	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND	**	0.33	2.90	30.4
SS1B-4	Surface Bulk Sample	0.444	ND	**	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND	**	0.34	2.90	30.6
Average		0.42	0.06		0.35	2.88	31.0

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
*opt    (ounces per ton)

Proposed Production Module.  Since 2006, we have been in the process of designing a production module with the intended purpose of processing and extracting precious and base metals from the slag pile in a commercially viable manner.  The flow-sheet and equipment selection for the initial production module was designed to process between 100 and 250 tons of slag material per day.  The results from its operation are anticipated to serve as the basis for a proposed full-scale production facility.  The production facility is intended to house a number of modules which will allow for a production capacity of 2,000 tons of slag material per day.

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

With the gold and silver ion exchange resin circuit currently operational and the solvent extraction and electrowinning circuits currently operational for copper and approaching operational status for zinc, once the leach circuit has been configured to run continuously at optimum productivity levels, we believe that we will be able to proceed with the operation of all circuits within the production module.  Our technical team is currently focused on optimizing the leach circuit with the grind/leach combination that will optimize metal extraction, which can then be filtered and run through the ion exchange resin extraction, and solvent extraction and electrowinning circuits in order to extract precious and base metals in marketable forms.

On May 6, 2009, we entered into a new engagement of Mountain States to conduct a technical analysis of our gold recovery process, which we believe comprises the majority of the potential value of the entire Clarkdale Slag Project.  Such technical analysis was to consist of the observation and analysis of our gold recovery process in accordance with chain-of-custody standards.  The technical analysis was not intended for the purpose of determining the economic feasibility of the Clarkdale Slag Project.

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

Figure 4 – Clarkdale Project Flow Chart

The following is a description of the anticipated operations of the four major sections of the production module:

Crushing and Grinding.  The flow sheet begins with the slag being dug from the slag pile with an excavator and run through a jaw crusher (takes material down to roughly 5/8” material).  The output from the crusher is scooped into a dump truck, transported a short distance to be stockpiled on a storage pad near the processing building (roughly 2,800 feet from slag pile to the stockpile).  It is then run through an impact mill and fed into a vibratory mill, the final stage of grinding.  The vibratory mill is a “wet” mill, which means that water is added, along with the slag inside the mill.  The output from the vibratory mill is a black, wet slurry with paint-like consistency.

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

Extraction.  The extraction process starts by pumping the pregnant solution through a series of resin columns, also referred to as the ion exchange circuit.  Resins are manmade collectors (functionalized plastic), each specifically designed to selectively collect specific metals.  Our resin columns are designed to extract the gold and silver, respectively.  At this stage, the gold and silver are “loaded’ on the resins.  We expect that the resins will recover the gold and silver from the pregnant solution, however, the exact recovery rates will not be known until data is analyzed from the operation of the production module. Due to cost and efficiency, it is anticipated that the gold and silver loaded resins will be sold directly to a refinery instead of purifying the metal on site (the value of the gold and silver is anticipated to outweigh the value of the resins).

After the pregnant solution has passed through the resin columns, the solution is passed through the solvent extraction and electrowinning circuits where the copper and zinc are extracted from the pregnant solution and then purified into copper and zinc metal.  The electrowinning process uses electrical current to extract metal from solution and is a widely used extraction method for copper and zinc.

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

We have obtained an approved use permit from the Town of Clarkdale to process up to 250 tons of slag per day for project operations, and a conditional use permit from Clarkdale for our planned activities for up to 2,000 tons of slag material per day on the Clarkdale Slag Project, subject to final approval of our plans and approval from ADEQ with respect to our air permit.  We have obtained a Determination of Non-Applicability from the ADEQ with regard to an aquifer protection permit for the proposed production module.  The effect of this determination will exempt us from requiring a water permit for the processing of up to 250 tons of slag per day for project operations.

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

Estimate of Projected Expenditures.  Since our involvement in the Searchlight Gold Project in February 2005, we have incurred project expenses of approximately $675,000 on metallurgical testing and mineralogical studies.  The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

Work	Budget

1. Metallurgical Testing and Pre-Feasibility Program	$100,000
• Continue independent metallurgical testing program, bulk sampling, milling, leaching and extraction tests to optimize recovery of precious metals

• Update independent engineering report with results from metallurgical testing program

2. Permitting and Drilling Program	$400,000
• Obtain permit to drill 18 holes (Plan of Operations)
• Execute on drilling program following approval of Plan of Operations

TOTAL	$500,000

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

Arrakis performed gravity concentration testing on the Searchlight Claims material. Although gravity concentration testing produced an upgraded precious metal concentrate, it did not provide sufficient total recovery of metal to support pursuing gravity separation as a commercially viable option for extraction.  Arrakis has advised us that the gravitational forces acting on the denser precious metal particles may not be significant enough to cause separation from the host material due to the small size of the precious metal particles.

With respect to our leach testing, Arrakis found that leaching under high temperature and pressure (i.e. autoclaving) produced more consistent results for precious metals, as opposed to extraction without high temperature and pressure (i.e. open vat leaching).  Arrakis has advised us that the aluminum-silicate (aluminum and silica) coating, which we believe to be coating the gold particles in this refractory material, may be the reason for the required high temperature and pressure in the leach procedure.

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

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as an ACEC.  Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an ACEC, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an ACEC and our 160-acre claims were originally located between 1990 and 2003.  The BLM has advised us, however, that due to the proximity of our claims to an ACEC we would be required to file a Plan of Operations for our desired drilling program.  We do not believe these added requirements will have a material adverse impact on our Plan of Operations for the Searchlight Gold Project.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  If the BLM decides in the future to designate the Searchlight Project site as an ACEC, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims.  Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of some or all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

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

Compliance With Government Regulation

The mining industry in the United States is highly regulated.  We intend to secure all necessary permits for the exploration and development of the Clarkdale Slag Project and the Searchlight Gold Project.  The technical consultants that we hire are experienced in conducting mineral exploration and metallurgical activities and are familiar with the necessary governmental regulations and permits required to conduct such activities.  As such, we expect that our consultants will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on our two aforementioned projects.  We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed processing and mining activities cannot be determined until we complete and operate our first production module on the Clarkdale Slag Project and complete our exploration program on the Searchlight Gold Project.

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $3,128,386, $2,221,818 and $2,540,978 for the years ended December 31, 2008, 2007 and 2006, respectively, and have incurred cumulative net losses from operations of $13,356,482, $10,228,096 and $8,006,278, as of December 31, 2008, 2007 and 2006, respectively.  In addition, we had cash reserves of approximately $13,690,278, $7,055,591 and $12,007,344 at November 30, 2009, December 31, 2008 and 2007, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Actual capital costs, operating costs and economic returns may differ significantly from our estimates and there are no assurances that any future activities will result in profitable mining operations.

We are an exploration stage company and are still in the process of exploring and testing our mineral projects.  We do not have any historical mineral operations upon which to base our estimates of costs.  Decisions about the exploration, testing and construction of our mineral properties will ultimately be based upon feasibility studies.  Feasibility studies derive cost estimates based primarily upon:

•	anticipated tonnage, grades and metallurgical characteristics of the ore to be mined and processed;

•	anticipated recovery rates of gold and other metals from the ore;

•	cash operating costs of comparable facilities and equipment; and

•	anticipated weather/climate conditions.

To date, we have only conducted an internal pre-feasibility study of the Clarkdale Slag Project.  In particular:

•	we have conducted limited amounts of drilling at the site;

•	process testing has been limited to smaller scale pilot plants and bench scale testing;

•	our mine plans, slag processing concepts, metallurgical flow sheets and estimated recoveries are still in exploration stages; and

•	actual metallurgical recoveries may fail to meet preliminary estimates when scaled up from pilot plant scale to production scale.

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

In order to demonstrate the large scale viability of the project, we will need to complete final feasibility studies that address the economic viability of the project.  Capital and operating costs and economic returns, and other estimates contained in our final feasibility studies may differ significantly from our current estimates.  There is no assurance that our actual capital and operating costs will not exceed our current estimates.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties.  There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates.

Feasibility estimates typically underestimate future capital needs and operating costs.  Our projected operating and capital cost estimates are in preliminary stages and may be subject to significant, upward adjustment based on future events, including the results of any final feasibility study which we may develop.

If the results from our feasibility studies and the results from the operation of our first proposed production module are not sufficiently positive for us to proceed with the construction of our processing facility we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.

We intend to continue the exploration, testing and construction of our production module at the Clarkdale Slag Project site, which is anticipated to consist of a full scale production and processing cycle.  This first production module is expected to be used to conduct a final test of the economic feasibility of the Clarkdale Slag Project.  However, if the results of our pre-feasibility studies on the Clarkdale Slag Project and the results from the operation of the first production module are not positive, we will have to scale back or abandon our proposed operations of the Clarkdale Slag Project.  There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible.  If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery.  In such event, we will have difficulty in raising additional capital to maintain operations and that would result in a material adverse effect on our operating results, financial condition and our ability to remain in business.

If we are unable to achieve projected mineral recoveries from our exploration mining activities at the Clarkdale Slag Project and Searchlight Gold Project, then our financial condition will be adversely affected.

As we have not established any reserves on either our Clarkdale Slag Project or Searchlight Gold Project to date, there is no assurance that actual recoveries of minerals from material mined during exploration mining activities will equal or exceed our exploration costs on our mineral properties.  To date, we have completed only a limited amount of drilling and sampling on the Clarkdale Slag Project site and the process testing of results has been limited to small pilot plants and bench scale testing.  There is no assurance that if we move to production scale from pilot plant scale that our actual results will match pre-feasibility estimates.  If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

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

In order for us to assert a valid right in the 160 acre Searchlight Claims which we acquired in June 2008, there must have been a discovery with respect to the Searchlight Claims prior to their transfer.  The concept of the validity of the “discovery” of a mining claim is a legal standard.  Generally, the BLM considers a discovery to be the identification of adequate amounts of minerals such that a reasonable person would seek to develop the claim as a commercial enterprise.  Based on the results of our testing and sampling on the properties prior to transfer of title to the related Searchlight Claims to us, we believe that we have a valid basis to assert that we have made a discovery with respect to the claims located on the contiguous property that is the subject of the Searchlight Claims.  Further, we are working to explore the Searchlight property and to evaluate and plan for the exploration of the Searchlight Claims.  However, if the BLM was to determine that a discovery was not made on any of the 20 (160 acre) association placer claims (a placer location made by an association of persons in one location covering up to 160 acres) before any of such claims were conveyed by the related group of locators of a particular claim to us, any of such claims could implode to a 20-acre parcel surrounding the point of discovery and potentially result in the loss of our rights in the surrounding 140 acres of the particular claim.  Further, placer mining claims ultimately are required to have discovery on each 10-acre portion in order to be considered valid in their entirety.  Therefore, if the BLM was to determine that a discovery was not made on any of the 10-acre portions of the association placer claims before any of such claims were conveyed to us, any of such claims could implode to a 10-acre parcel and potentially result in the loss of our rights in the surrounding 150 acres of the particular claim.  At this time, there are no adversarial proceedings by the BLM to challenge any of the 20 association placer claims.  However, there can be no assurances that adversarial proceedings will not occur in the future, and if such proceedings occur, the BLM will not successfully challenge these claims, which could have a material adverse effect on the Searchlight Project and our operations.

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

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as an ACEC.  Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an ACEC, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an ACEC and our 160-acre claims were originally located between 1990 and 2003.  The BLM has advised us, however, that due to the proximity of our claims to an ACEC we would be required to file a Plan of Operations for our desired drilling program.  We do not believe these added requirements will have a material adverse impact on our Plan of Operations for the Searchlight Gold Project.  However, the Plan of Operations approval process will delay the start of our drilling program for an undetermined period of time.  If the BLM decides in the future to designate the Searchlight Project site as an ACEC, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims.  Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of some or all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

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

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued the BLM Order on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  After failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued the BLM Order.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  An appeal by Mr. Matheson of the BLM Order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the BLM Order in effect.  The BLM Order effectively covered all projects tied to Mr. Matheson.

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

If we do not complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona by January 2011, we may lose our conditional use permit from the Town of Clarkdale with respect to the Clarkdale Slag Project, and we do not currently have sufficient funds to complete construction of the road.  The loss of the permit would have a material adverse effect on the Clarkdale Slag Project and our operations.

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

Our exploration operations are regulated by both Federal and State environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation.  These regulations will impose operating costs on us.  If the regulatory environment for our operations changes in a manner that increases the costs of compliance and reclamation, then our operating expenses may increase.  This would result in an adverse effect on our financial condition and operating results.

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

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring is the sole independent member of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

We do not currently have an authorized class of preferred stock.  However, we intend to submit a proposal to our stockholders to authorize a class of up 40,000,000 shares of preferred stock, and have filed a proxy statement with the SEC to that effect.  There can be no assurances that our stockholders will approve the proposed authorization of a class of preferred stock.

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

Our anti-takeover provisions or provisions of Nevada law, in our articles of incorporation and bylaws and the common share purchase rights that accompany shares of our common stock could prevent or delay a change in control of us, even if a change of control would benefit our stockholders.

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

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of our outstanding common stock.  However, the applicable threshold percentage will not exceed 20% or more of our outstanding common stock in the case of any person or group who owned 15% or more of our outstanding common stock as of August 24, 2009.  These persons may be deemed to include certain of our officers, directors and principal stockholders.  The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution.  The rights are designed to provide additional protection against abusive or unfair takeover tactics, such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term stockholder value), partial tender offers and selective open-market purchases.  The rights are intended to assure that our board of directors has the ability to protect stockholders and us if efforts are made to gain control of us in a manner that is not in the best interests of us and our stockholders.  The rights could have the effect of delaying, deferring or preventing a change of control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the common stock.

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

Item 1B.         Unresolved Staff Comments

By letters dated May 26, 2009, August 7, 2009, September 11, 2009 and October 1, 2009, the SEC’s Division of Corporation Finance provided us with comments relating to our Registration Statement on Form S-1/A (File No. 333-132929) and also with respect to our prior periodic reports filed under the Exchange Act and this Report on Form 10-K/A.  The SEC’s comments principally related to a number of issues relating to us, including:

•	our business operations,

•	our financial statements,

•	transactions with related persons,

•	our management,

•	executive compensation, and

•	principal stockholders.

In addition, the SEC’s letters had requested that we file amendments to certain of our prior periodic reports in order to respond to the SEC’s comments, which included a restatement of certain of our financial statements included in such prior periodic reports.  We have filed such amendments, including this amended Report on Form 10-K/A.

We have included certain updates to our disclosure in this Report in order to respond to portions of the letters which relate to this Form 10-K/A.  Further, we also responded to the letters by filing amendments to the Registration Statement and by submitting a corresponding response to the comment letters.  We believe that our disclosures and responses were appropriate, and do not anticipate that we will receive additional comments from the SEC based on these filings.

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

We rent a commercial building space to various tenants.  The rental arrangements are minor in amount and are typically on a month-to-month basis.  We currently receive rental income under these agreements of less than $1,000 per month.

Subject to certain exceptions and encumbrances, including, among others, certain easements and rights of way, we hold title to the following real properties located in Clarkdale, Arizona which relate to the Clarkdale Slag Project:

Location	Parcel No.	General Description of Property
Clarkdale, Arizona	Parcel I	Lots 1 and 2, Block 44, town of Clarkdale according to the plat of record in Book 5 of Maps, page 85, records of Yavapai County, Arizona, including the commercial building located thereon.

Clarkdale, Arizona	Parcel II	A portion of the Northeast quarter of Section 20, Township 16 North, Range 3 East of the Gila and Salt River Base and Meridian, Yavapai County, Arizona.

Clarkdale, Arizona	Parcel III
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

	Closing Sale Price
	High	Low
Year Ending December 31, 2009
Third Quarter	$2.64	$1.70
Second Quarter	2.75	1.93
First Quarter	2.80	1.60
Year Ended December 31, 2008
Fourth Quarter	2.45	1.35
Third Quarter	3.00	1.72
Second Quarter	3.30	1.88
First Quarter	4.18	2.25
Year Ended December 31, 2007
Fourth Quarter	3.25	1.65
Third Quarter	3.40	2.60
Second Quarter	4.00	2.80
First Quarter	4.35	3.10

On November 30, 2009, the closing sales price on the OTCBB for the common stock was $1.41, as reported on the website of the NASDAQ Stock Market.  As of November 30, 2009, there were 118,757,123 outstanding shares of common stock and approximately 170 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).  However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

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

With the gold and silver ion exchange resin circuit currently operational and the solvent extraction and electrowinning circuits currently operational for copper and approaching operational status for zinc, once the leach circuit has been configured to run continuously at optimum productivity levels, we believe that we will be able to proceed with the operation of all circuits within the production module.  Our technical team is currently focused on optimizing the leach circuit with the grind/leach combination that will optimize metal extraction, which can then be filtered and run through the ion exchange resin extraction, and solvent extraction and electrowinning circuits in order to extract precious and base metals in marketable forms.

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

Although the Plan of Operations was accepted and registered in the name of a former Searchlight Claim owner, which is an affiliate of K. Ian Matheson, one of our principal stockholders and a former officer and director, in September 2007, we learned that the BLM had issued the BLM on May 12, 2006 against Mr. Matheson and certain of his affiliates (Pass Minerals, Inc., Kiminco, Inc. and Pilot Plant Inc., which also were prior Searchlight Claim owners and are our stockholders) with respect to a dispute with the BLM on a project unrelated to the Searchlight Gold Project.  The dispute between the BLM and Mr. Matheson arose due to the BLM’s determination that Mr. Matheson and his affiliates had engaged in willful mineral trespass for the unauthorized removal of sand and gravel from public lands by Mr. Matheson and his affiliates or their predecessors.  The BLM had demanded payment of approximately $2,530,000 for the willful trespass.  After failure by Mr. Matheson and his affiliates to pay the amount, the BLM issued the BLM Order.  The issuance of the BLM Order restricted our ability to rely upon the Plan of Operations to conduct our early stage exploratory work on the Searchlight Claims property until such time that we may obtain our own Plan of Operations.  An appeal by Mr. Matheson of the BLM Order with the Interior Board of Land Appeals affirmed the BLM’s decision, keeping the BLM Order in effect.  The BLM Order effectively covered all projects tied to Mr. Matheson.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,000,000.  As of November 30, 2009, we had cash reserves in the amount of approximately $13,690,278.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under SFAS No. 144 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2009 exploration progress is on target with our exploration and evaluation plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine that SFAS 144 impairment analysis should be done, the analysis will be performed using the rules of EITF 04-03, “Mining Assets: Impairment and Business Combinations.”

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

Included in mineral exploration and evaluation expenses were the amounts of $360,000, $360,000 and $495,000 paid in the years ended December 31, 2008, 2007 and 2006, respectively, to Nanominerals (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

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

For the year ended December 31, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchase and amounted to $2,123,096 and $1,476,744, respectively. For the year ended December 31, 2007, we purchased services from one major vendor, Talson Corporation, which exceeded more than 10% of total purchases and amounted to $2,123,833.  For the year ended December 31, 2006, we purchased services from one major vendor, Nanominerals, which exceeded more that 10% of total purchases and amounted to approximately $495,000.

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

Net cash used in investing activities.  We used $8,129,892 in investing activities during the year ended December 31, 2008, as compared to $14,347,827 during the year ended December 31, 2007.  The decrease in the year ended December 31, 2008 was primarily a result of the payment to VRIC, an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, during the year ended December 31, 2007, offset by property and equipment purchases of $7,949,722 relating to the Clarkdale Slag Project during the year ended December 31, 2008.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,000,000.  As of November 30, 2009, we had cash reserves in the amount of approximately $13,690,278.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Ian R. McNeil	Director (Class I), Chief Executive Officer and President	37
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	35
Melvin L. Williams	Chief Financial Officer	49
Harry B. Crockett	Director (Class II)	67
Robert D. McDougal	Director (Class III)	77
Martin B. Oring	Director (Class III)	63

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

Melvin L. Williams, Chief Financial Officer.  Mr. Williams has been our Chief Financial Officer since June 14, 2006.  Mr. Williams is a certified public accountant with over 20 years' experience in the public accounting industry with the firm of Cupit, Milligan, Ogden and Williams in Reno, Nevada.  During this period, he provided auditing, consulting, merger/acquisition, valuation and tax services to companies in the manufacturing, technology, mining, healthcare and service industries, including publicly traded mining companies, as well as to various non-profit organizations.  From 1984 until 1987, Mr. Williams served on the accounting staff of the University of Oregon Foundation, a private fund raising entity that also maintains endowment and trust investments for the continuing support of the University.  Mr. Williams, a member of the American Institute of Certified Public Accountants since 1989, is also a member of the Nevada Society of CPAs and past president of the Reno, Nevada chapter of the Institute of Management Accountants.  He earned a Bachelor of Business Administration degree at the University of Oregon in 1983.

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

Consultants

Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration.  We have engaged Nanominerals as a consultant to provide us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  Dr. Charles A. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations.  The following sets forth certain biographical information with respect to Dr. Ager:

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

In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project with Nanominerals, one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland, Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Messrs. McNeil, Ager, McDougal and Crockett do not qualify as independent members of our board directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland, Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Because we are an exploration company, we are in the process of refining our compensation policies and anticipate that this will be an ongoing process as our company moves forward in its exploration, testing and construction plans.  We are engaged in the evaluation, acquisition and advancement of gold exploration projects in Nevada and Arizona.

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

Further, on October 15, 2009, our board of directors adopted a 2009 Stock Incentive Award Plan for Employees and Service Providers (“2009 Incentive Plan”), subject to approval by our stockholders.  The 2009 Incentive Plan provides for grants to our employees and service providers of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  We intend to submit a proposal to our stockholders to authorize the issuance of up 3,250,000 shares of common stock under the 2009 Incentive Plan, and have filed a preliminary proxy statement with the SEC to that effect.  However, we will not grant any awards under the 2009 Incentive Plan until such plan has been approved by our stockholders.

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

(4)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006.  Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000. On February 16, 2007, we increased the salary of Mr. Williams to $130,000.  Other compensation includes direct benefit to Mr. Williams of $11,260 and $22,468 from fees incurred in 2007 and 2008, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services.  These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2008:

		Option Awards				Stock Awards

			Equity
			Incentive
		Number of	Plan Awards:
	Number of	Securities	Number of			Number of
	Securities	Underlying	Securities			Shares or
	Underlying	Unexercised	Underlying			Units
	Unexercised	Options	Unexercised	Option	Option	of Stock that
	Options (#)	(#)	Unearned	Exercise	Expiration	Have Not
Name and Position	Exercisable	Unexercisable	Options	Price	Date	Vested (#)
Ian R. McNeil	500,000	-	-	$0.44	11/11/10	-
Director, President	60,000	-	-	$1.70	4/7/11	-
and CEO	250,000	-	-	$2.40	6/6/11	-
	24,800	-	-	$4.04	2/16/12	–
Carl S. Ager	500,000	-	-	$0.44	11/11/10	-
Director, Vice	60,000	-	-	$1.70	4/7/11	-
President,	250,000	-	-	$2.40	6/6/11	-
Treasurer and	24,800	-	-	$4.04	2/16/12	-
Secretary
Melvin L. Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial Officer	18,600	-	-	$4.04	2/16/12	-

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

Further, on October 15, 2009, our Board of Directors adopted a 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”), subject to approval by our stockholders.  The 2009 Directors Plan provides for grants to our directors of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  We intend to submit a proposal to our stockholders to authorize the issuance of up 750,000 shares of common stock under the 2009 Directors Plan, and have filed a preliminary proxy statement with the SEC to that effect.  However, we will not grant any awards under the 2009 Directors Plan until such plan has been approved by our stockholders.

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2008:

	Fees
	Earned or			Non-Equity
	Paid in	Stock	Option	Incentive Plan	All Other
	Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)(1)< /font>	($)(1)	($)	($)	($)
Martin B. Oring (2)	9,000	-	27,026	-	-	36,026
Robert D. McDougal (3)	36,000	36,000	-	-	-	72,000
Harry B. Crockett (4)	36,000	36,000	-	-	-	72,000

(1)	The dollar value of stock awards and options awards are calculated in accordance with Statement of Financial Accounts (“SFAS”) 123R, Share Based Payments.

(2)
Mr. Oring joined our board of directors on October 10, 2008.  Mr. Oring held 207,347 stock options and no unvested shares as stock awards, of December 31, 2008.  We granted 207,347 stock options (which included 200,000 unvested stock options at December 31, 2008) and no stock awards to Mr. Oring in 2008.  The grant date fair value of the stock option awards computed in accordance with SFAS 123(R) was $165,180.

(3)
Mr. McDougal held 550,000 stock options and no unvested shares as stock awards, of December 31, 2008.  We granted no stock options and 15,811 shares as stock awards to Mr. McDougal in 2008.  In addition, 3,214 shares were issued to Mr. McDougal in 2008 which are noted in our Consolidated Statement of Stockholders' Equity included in the financial statements filed herewith as subscribed for on December 31, 2007 and issued in 2008.  The grant date fair value of the stock awards computed in accordance with SFAS 123(R) was $36,000.

(4)
Mr. Crockett held no stock options and no unvested shares as stock awards, of December 31, 2008.  We granted no stock options and 15,811 shares as stock awards to Mr. Crockett in 2008.  In addition, 3,214 shares were issued to Mr. Crockett l in 2008 which are noted in our Consolidated Statement of Stockholders' Equity included in the financial statements filed herewith as subscribed for on December 31, 2007 and issued in 2008.  The grant date fair value of the stock awards computed in accordance with SFAS 123(R) was $36,000.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 30, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052.

	Name and Address	Amount and Nature of		Percentage of
	of Beneficial Owner	Beneficial Ownership		Common Stock(1)
DIRECTORS AND OFFICERS
	Ian R. McNeil	17,842,394	(2)(8)	14.89%
	Carl S. Ager	17,842,394	(3)(8)	14.89%
	Melvin L. Williams	174,600	(4)	*
	Robert D. McDougal	813,214	(5)	*
	Harry B. Crockett	7,642,982	(6)	6.44%
	Martin B. Oring	853,683	(7)	*
	All officers and directors as a group (6 persons)	28,569,267		23.50%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,600,000	(8)	13.95%

	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	10,782,004	(9)	8.51%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,645,190	(8)(10)	14.83%

	Luxor Capital Group, LP 767 Fifth Avenue, 19th Floor New York, New York 10153	12,000,000	(11)	9.77%
*  Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this proxy statement, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.  Percentage of ownership is based on 118,757,123 shares of common stock outstanding as of November 30, 2009.

(2)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Ian R. McNeil, our Chief Executive Officer and a member of our board of directors.  In addition, Mr. McNeil is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 200,000 shares of common stock.  However, Mr. McNeil does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. McNeil may be deemed to be a beneficial owner of the 16,400,000 shares and the 200,000 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, for purposes of Section 13(d) of the Exchange Act, Mr. McNeil disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (8) below.

(3)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 200,000 shares of common stock.  However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 200,000 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (8) below.

(4)	Consists of 56,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.

(5)
Consists of 238,155 shares held directly by Robert D. McDougal, 25,059 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 550,000 shares of our common stock.

(6)	Consists of 7,608,882 shares held by Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 34,100 shares held directly by Mr. Crockett.

(7)
Consists of 455,000 shares held directly by Martin B. Oring, 105,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 293,683 shares of common stock held by Mr. Oring and his affiliated entities.  The shares underlying 62,500 warrants are being registered in this Proxy statement.

(8)
Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 200,000 shares of common stock.  Ian R. McNeil and Carl S. Ager, who are our officers and directors, each own 17.5% of the issued and outstanding shares of Nanominerals.  Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals.  Further, Messrs. Ager and McNeil have given an irrevocable proxy to Dr. Ager to vote their respective shares of Nanominerals during the time that Mr. Ager or Mr. McNeil, as the case may be, serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 200,000 warrants owned by Nanominerals.  A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 30% of the outstanding shares of Nanominerals.

(9)
Mr. Matheson beneficially owns 10,782,004 shares of common stock.  These shares include 1,497,002 shares held directly by K. Ian Matheson, 1,285,002 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 8,000,000 shares held directly by Mr. Matheson.

(10)
These shares include the 16,400,000 shares and warrants to purchase up to 200,000 shares of common stock owned by Nanominerals.  Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals.  Dr. Ager is the sole director and officer of Nanominerals.  Further, Messrs. Ager and McNeil have given an irrevocable proxy to Dr. Ager to vote their respective shares of Nanominerals during the time that Mr. Ager or Mr. McNeil, as the case may be, serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 200,000 warrants owned by Nanominerals.  See footnote (8) above.  In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock.  Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)
These shares include 8,000,000 shares of common stock and warrants to purchase up to 4,000,000 shares of common stock held, as follows: (i) Luxor Capital Partners Offshore, Ltd. (4,652,800 shares of common stock and 2,326,400 common stock purchase warrants), (ii) Luxor Capital Partners, LP (2,876,000 shares of common stock and 1,438,000 common stock purchase warrants), (iii) Luxor Spectrum LLC (48,800 shares of common stock and 24,400 common stock purchase warrants), and (iv) Luxor Spectrum Offshore, Ltd. (422,400 shares of common stock and 211,200 common stock purchase warrants).  Christian Leone has power to vote and dispose of the shares that this selling stockholder owns.  Luxor Capital Group, LP acts as the investment manager of each of the named selling stockholders.  Luxor Management, LLC is the general partner of Luxor Capital Group, LP.  Mr. Leone is the managing member of Luxor Management, LLC.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring is the sole independent members of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson, one of our principal stockholders (and a former officer and director), in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

Transactions with Searchlight Claim Owners and Affiliates of K. Ian Matheson

In connection with our February 2005 change of business, on February 8, 2005, we entered into mineral option agreements with the Searchlight Claim owners to acquire 20 mineral claims representing an area of 3,200 acres located in Clark County, south of Searchlight, Nevada.  The acquisition of the Searchlight Claims was initially valued at a negotiated price between us and the claim owners of $2,000 per claim for a total of $40,000 plus actual costs incurred in maintaining the claims of $87,134.  Further, on April 12, 2005, Mr. Harlingten and his affiliates transferred 95,400,000 shares of our common stock to Mr. Matheson in connection with Mr. Matheson’s bringing the business opportunity relating to the Searchlight Claims to us.  Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals Inc. (“SMI”), a company controlled by Mr. Matheson.  In connection with our acquisition of the Searchlight Claims, SMI assigned to us SMI’s rights in the Searchlight Claims under the prior option agreements with the Searchlight Claim owners.  The 95,400,000 shares represented approximately 88% of the outstanding shares of common stock at the time of such transfer.  Subsequently, on April 29, 2005, Mr. Matheson cancelled 70,000,000 shares of our common stock held by him for no consideration for the purpose of making our capitalization more attractive to future equity investors.

Mr. Matheson was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and as a member of our board of directors on February 10, 2005.  He resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on October 7, 2005, and resigned from our board of directors on February 16, 2007.

Under the option agreement with the Searchlight Claim owners, we had agreed to issue an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us.  We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29, 2007.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008.  We issued the 1,400,000 shares to the remaining Searchlight Claim owners in June 2008, and now have issued all 5,600,000 of the shares of our common stock required to be issued to the Searchlight Claim owners.  Pursuant to EITF 98-11, “Accounting for Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations”, we valued the shares issued to obtain the Searchlight Claims at their market price at the date of the issue.  In connection with this transaction, K. Ian Matheson (one of our principal stockholders and a former member of the board of directors) and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 1,050,000 shares of common stock.  Mr. Matheson may be considered a promoter of the Company by virtue of his positions in the Company and with certain of the Searchlight Claim owners.  Also, in connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Charles A. Ager and his wife, Carol Ager, who were Searchlight Claim owners, have each received 140,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.  Dr. Ager and his affiliate, Nanominerals, were also our affiliates at the time of the final three stock issuances in connection with the option agreement to acquire the Searchlight Claims.  Mr. Matheson was one of our officers and/or directors at the time of the initial two stock issuances in connection with the option agreement to acquire the Searchlight Claims, and has been one of our principal stockholders at the time of all such issuances.

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

Transactions with Nanominerals Corp. and Affiliates

General.  Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration.  Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals owns approximately 15.13% of our issued and outstanding shares of common stock.  Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals.  Two of our executive officers and directors, Carl S. Ager and Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals.  Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations.  Further, Messrs. Ager and McNeil have given an irrevocable proxy to Dr. Ager to vote their respective shares of Nanominerals during the time that Mr. Ager or Mr. McNeil, as the case may be, serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,000,000 shares owned by Nanominerals.  Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager.  Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals.  Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Acquisition of Interest of Joint Venture in Clarkdale Slag Project.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended on August 31, 2005 (for the purpose of extending the closing date of the transaction by requiring us to confirm receipt of $1.5 million in financing by September 15, 2005), and October 24, 2005, Nanominerals assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and VRIC.  The joint venture related to the exploration, testing, construction and funding of the Clarkdale Slag Project.

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

November 2009 Private Placement.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities of our securities to certain investors, including Nanominerals, at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Each unit consists of one share of our common stock and one half share of common stock purchase warrant.  In connection with the private placement, Nanominerals purchased 400,000 units of securities at an aggregate purchase price of $500,000.

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

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing 90 days after we receive a bankable feasibility study, and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  The minimum royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the percentage royalty equals or exceeds $500,000; or (2) February 15, 2017.  In any calendar year in which the minimum royalty remains payable, the combined minimum royalty and percentage royalty will not exceed $500,000; and

•
we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project after such time that we have constructed and are operating a processing plant or plants that are capable of processing approximately 2,000 tons of slag material per day at the Clarkdale Slag Project.  The acquisition agreement does not include a specific provision with respect to the periods at the end of which “net cash flow” is measured, once the production threshold has been reached.  Therefore, the timing and measurement of specific payments may be subject to dispute.  The parties intend to negotiate a clarification of this provision in good faith before the production threshold has been reached.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Articles of Incorporation, as amended and restated to date (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of US Warrant Certificate dated February 23, 2007, as amended (4)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007, as amended (4)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.6	Form of Warrant Certificate dated March 21, 2007, as amended (4)
4.7	Form of Broker’s Warrant Certificate dated March 21, 2007, as amended (4)
4.8	Form of subscription agreement for February 2007 private placement (US investors) (5)
4.9	Form of subscription agreement for February 2007 private placement (non-US investors) (5)
4.10	Form of subscription agreement for March 2007 private placement (non-US investors) (5)
4.11	Rights Agreement, dated as of August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (6)
10.1	2002 Nonqualified Stock Option Plan (7)

10.2	2003 Nonqualified Stock Option Plan (8)
10.3	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.4	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (9)
10.6	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (9)
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

10.17	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (10)
10.18	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (11)
10.19	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (12)
10.20	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (13)
10.21	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (12)
10.22	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (13)
10.23	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (14)
10.24	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (15)
10.25	2007 Stock Option Plan (16)
10.26	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (17)
10.27	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (18)
10.28	Contract for Engineering Services dated March 21, 2005 (18)
10.29
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (18)

10.30	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (19)

10.31	Notice of Exercise Option (20)
10.32	Amendment No. 1 to Letter Agreement dated February 15, 2007 (5)
10.33	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (21)
10.34	Special Warranty Deed dated February 15, 2007 (21)
10.35	Bill of Sale dated February 15, 2007 (21)
10.36	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (21)
10.38	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (21)
10.39	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (21)
10.40	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian R. McNeil. (22)
10.41	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (22)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (22)
10.43	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (23)
10.44	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(23)
10.45	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(23)
10.46	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(24)
10.47	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (25)
10.48	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (26)
10.49	General Contractor Agreement, dated May 4, 2007 (and addendums thereto) between the Company and Talson Corporation (27)
10.50	Engineering Services Agreement, dated April 4, 2006 (and addendum thereto) between the Company and Cimetta Engineering and Construction Co., Inc. (27)
10.51	Agreement for Architectural Services, dated November 14, 2005 (and addendum thereto) between the Company and Architecture Works Inc. (27)
10.52	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (1)
10.53	Independent Contractor Agreement with Donald Wohl, dated May 1, 2008 (1)
10.54	General Contractor Agreement, dated August, 2008 (and addendums thereto) between the Company and Talson Corporation (1)
10.55	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (5)
14.1	Code of Ethics (28)
16.1	Letter re change in certifying accountant (29)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Independent Mining Consultants, Inc.
23.5	Consent of Arrakis, Inc.
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay

23.8	Consent of Canadian Environmental & Metallurgical Inc.
23.9	Consent of SGS Lakefield Research Limited
23.10	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (28)
99.2	Disclosure Committee Charter (30)
99.3	Related Party Transactions Policy (31)

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on December 23, 2008.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 6, 2009.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-133929) filed on May 7, 2009.
(6)
Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.

(7)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(8)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(16)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2008.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(27)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-132929) filed on July 17, 2008.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K/A filed on February 26, 2007.
(30)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(31)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2009	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	December 4, 2009
Ian R. McNeil	(Principal Executive Officer)

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	December 4, 2009
Melvin L. Williams	(Principal Accounting Officer)