Form 10-K
period 2009-12-31
Searchlight Minerals Corp.
filed 2010-03-12
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2009.
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
Common Stock Purchase Rights

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 (80,911,141 shares) was approximately $196,560,290 (computed based on the closing sale price of the common stock at $2.44 per share as of such date).  Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 10, 2010 was 118,768,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort to the designing and engineering of our first production module, which included finalizing the production flow sheet, sourcing and purchasing equipment as well as refurbishing the module building and constructing the electrowinning building.  The module and electrowinning buildings house the first production module, which has been designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and is expected to process between 100 and 250 tons of slag material per day.  During 2008, we completed the refurbishing and construction of the module and electrowinning buildings, respectively, and we installed all the necessary equipment in the two buildings for the operation of the first production module. Since 2009, we have been executing our plan of operation on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold, silver, copper and zinc extraction that would support the economic feasibility of a commercial production facility.

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

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  During 2010, we intend to perform the first phase of our drilling program, which we expect will include detailed surface sampling along with the drilling of approximately four holes, as defined within our Plan of Operations.  The purpose of this first phase will be to understand the mineralogy of the material on the project area, identify the presence of precious metals within the material and determine analytical and extraction protocols for the precious metals, if present.  Following the analysis of the first phase of the drilling program, we intend to continue to drill the remainder of the 18 holes within our Plan of Operations.  Our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future.  Our net loss for the years ended December 31, 2009, 2008 and 2007 was $4,135,424, $3,128,386 and $2,221,818, respectively.  As of December 31, 2009, we had an accumulated deficit of $17,491,906.  We cannot assure you that we will have profitable operations in the future.

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

We have completed the main construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of gold, silver, copper and zinc.  We have completed continuous runs of up to 16 hours through the crushing and grinding circuit.  To date, our internal laboratory testing on ground slag material has reflected consistent levels of extractable precious and base metals in pregnant leach solutions.  Further, management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

The crushing and grinding circuit liberates gold, silver, copper and zinc from the slag material.  However, we have faced challenges involving the amount of wear on certain grinding components caused by the abrasiveness of the slag material and the rate of throughput.  Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material, which required us to seek out more advanced hard facing technology and wear-resistant surfacing media on our crushing and grinding equipment.  Although we previously believed that the wear issues relating to the throughput rate of the crushing and grinding circuit had been resolved, further testing in the first quarter of 2010 showed that some of these issues are still present and further work will be required to address these remaining issues.  We are also testing additional equipment that may be added to the crushing and grinding circuit to help with the equipment wear issues.

In the first quarter of 2010, we scaled-up from laboratory and pilot plant leaching to the operation of the production module leaching circuit.  During this time, we continued to adjust the chemical characteristics of the leach solution in an effort to maximize gold extraction from the slag material and as a consequence, we also began to leach more iron into solution.  This excess iron in solution needs to be removed in order for the effective extraction of gold, silver, copper and zinc from the leach solution.  Our technical team and consultants have reviewed this issue and have advised us that iron in solution is a common metallurgical concern in the mining industry and they believe that it is readily solvable with the insertion of an “iron circuit” which would remove the iron from the leach solution.  Equipment for this iron circuit has been ordered.  However, the continuous operation of the production module may be delayed while it is being shipped, installed and tested.

Since the third quarter of 2009, we have been engaged with a team of independent metallurgical engineers, with extensive international experience in milling and leaching hard, abrasive and refractory material similar to that found in the slag pile.  The engineers have provided us with recommendations regarding further optimization of the four primary processing circuits (crushing, grinding, leaching and filtration) with particular emphasis on the grinding and leaching circuits.  We have made progress in resolving some of these issues and our technical team is currently focused on resolving the remaining equipment wear issues in the crushing and grinding circuit, addressing the iron in solution issue and improving the leach circuit with the grind/leach combination in order to optimize metal extraction.

Once we are able to resolve the grinding, iron and leach circuit issues and configure the circuits to run at effective productivity levels, we believe that we will be able to proceed with the continuous operation of all circuits within the production module.  We intend to process enough slag material through the production module on a continuous basis to produce gold, silver, copper and zinc metal in marketable forms.  Once we are able to achieve continuous operation of the production module, we intend to engage an independent engineer to conduct a technical analysis of our metals recovery process.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel.  We expect that each subsequent module would be comparable in technology and scale to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of designing and constructing our initial production module was approximately $12,700,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  The first stage of the feasibility evaluation began in the second quarter of 2009, and has continued into the first quarter of 2010 with our team of metallurgical engineers, with specialty expertise in dealing with milling and leaching hard, abrasive and refractory material, to work with our Clarkdale personnel and consultants to achieve optimum continuous production.

We have budgeted $5,600,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona will be made once the first production module is operational and its results are analyzed.

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

Estimate of Projected Expenditures.  Since our involvement in the Clarkdale Slag Project in June 2005, we have incurred project expenses of approximately $9,140,000, including metallurgical testing, mineralogical studies, drilling program, pilot plant operation and site administrative expenses.  In addition, as of December 31, 2009, we have recorded capital expenditures on the Clarkdale Slag Project of approximately $13,988,000, including building construction, production module equipment (grinding, leaching, filtering, extraction and laboratory equipment), site improvements and administration equipment. The following is an outline of the proposed milestones and estimated costs for anticipated work on the Clarkdale Slag Project for the next twelve months (subject to funding availability, we also anticipate spending approximately $6,000,000 on Phase II of our Clarkdale Slag Project – preparation for expansion to 2,000 tons of slag material per day and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona):

Work	Budget

1. Production Module Operation	$3,440,000

• Address start-up issues
• Optimize module operation
• Operate Module Continuously

2. Technical Consulting Services	$1,000,000

3. Feasibility Study and Expansion Preparation	$800,000

• Third-party feasibility study performed on operating production module
• Preparation for expansion to 2,000 tons per day

4. Purchase Payments – VRIC	360,000

SUBTOTAL	$5,600,000

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

Summary of Results of Drill Hole Testing
		Gold	Silver	Copper	Zinc	Iron
		Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
18 Drill Hole Average		0.46	0.13	0.37	2.47	33.1
Drill Hole Results		Gold	Silver	Copper	Zinc	Iron
Drill Hole	Composite Footage	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
SD-1	0.0 – 55.0	0.210	-	0.70	2.10	32.1
SD-2	0.0 – 60.0	0.213	-	0.73	2.13	34.6
SD-3	0.0 – 109.0	0.228	-	0.37	2.99	33.4
SD-4	0.0 – 80.0	0.190	-	0.39	3.29	32.3
SD-5	0.0 – 89.0	0.229	-	0.39	2.29	30.2
SD-6	0.0 – 50.0	0.216	-	0.36	3.04	32.5
SD-7	0.0 – 111.5	0.667	0.249	0.26	3.10	36.2
SD-8	0.0 – 117.5	0.716	0.140	0.29	2.79	33.3
SD-9	0.0 – 114.0	0.633	0.153	0.34	2.43	32.7
SD-10	0.0 – 112.5	0.669	0.110	0.32	2.57	33.5
SD-11	0.0 – 131.0	0.571	0.127	0.32	2.18	33.4
SD-12	0.0 – 89.0	0.428	0.109	0.31	1.99	32.1
SD-13	0.0 – 127.5	0.590	0.114	0.39	2.86	33.3
SD-14	0.0 – 107.5	0.538	0.139	0.36	2.14	33.0
SD-15	0.0 – 89.0	0.483	0.143	0.33	1.96	32.8
SD-16	0.0 – 118.0	0.633	0.125	0.31	2.49	34.8
SD-17	0.0 – 116.0	0.657	0.116	0.30	2.36	35.0
SD-18	0.0 – 36.0	0.390	0.070	0.22	1.70	31.3
Average		0.46	0.13	0.37	2.47	33.1

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

Summary of Bulk Sample Results
	Gold	Silver	Copper	Zinc	Iron
	Au (opt)*	Ag (opt)*	Cu (%)	Zn (%)	Fe (%)
750-pound Bulk Sample Average	0.42	0.06	0.35	2.88	31.0

Surface Bulk Sample Results
		Gold	Silver
	Composite	Au	Ag	Copper	Zinc	Iron
Sample	Detail	(opt)*	(opt)*	Cu (%)	Zn (%)	Fe (%)
SS1B-1	Surface Bulk Sample	0.361	0.285	0.36	3.00	33.8
SS1B-2	Surface Bulk Sample	0.422	ND**	0.35	2.80	30.4
SS1B-3	Surface Bulk Sample	0.428	ND**	0.33	2.90	30.4
SS1B-4	Surface Bulk Sample	0.444	ND**	0.36	2.80	29.8
SS1B-5	Surface Bulk Sample	0.434	ND**	0.34	2.90	30.6
Average		0.42	0.06	0.35	2.88	31.0

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

	Volume Estimate
Slag Pile	(million cubic feet)	Tons in Millions	Au (opt)*	Ag( opt)*	Cu (%)	Zn (%)	Fe (%)
East	198.0	19.86	0.50	0.10	0.34	2.47	33.18
West	3.4	0.34	0.39	0.07	0.22	1.70	31.30
Combined	201.4	20.20	0.50	0.10	0.34	2.46	33.15
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

We have completed the main construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of gold, silver, copper and zinc.  We have completed continuous runs of up to 16 hours through the crushing and grinding circuit.  To date, our internal laboratory testing on ground slag material has reflected consistent levels of extractable precious and base metals in pregnant leach solutions.  Further, management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

The crushing and grinding circuit liberates gold, silver, copper and zinc from the slag material.  However, we have faced challenges involving the amount of wear on certain grinding components caused by the abrasiveness of the slag material and the rate of throughput.  Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material, which required us to seek out more advanced hard facing technology and wear-resistant surfacing media on our crushing and grinding equipment.  Although we previously believed that the wear issues relating to the throughput rate of the crushing and grinding circuit had been resolved, further testing in the first quarter of 2010 showed that some of these issues are still present and further work will be required to address these remaining issues.  We are also testing additional equipment that may be added to the crushing and grinding circuit to help with the equipment wear issues.

In the first quarter of 2010, we scaled-up from laboratory and pilot plant leaching to the operation of the production module leaching circuit.  During this time, we continued to adjust the chemical characteristics of the leach solution in an effort to maximize gold extraction from the slag material and as a consequence, we also began to leach more iron into solution.  This excess iron in solution needs to be removed in order for the effective extraction of gold, silver, copper and zinc from the leach solution.  Our technical team and consultants have reviewed this issue and have advised us that iron in solution is a common metallurgical concern in the mining industry and they believe that it is readily solvable with the insertion of an “iron circuit” which would remove the iron from the leach solution.  Equipment for this iron circuit has been ordered.  However, the continuous operation of the production module may be delayed while it is being shipped, installed and tested.

Since the third quarter of 2009, we have been engaged with a team of independent metallurgical engineers, with extensive international experience in milling and leaching hard, abrasive and refractory material similar to that found in the slag pile.  The engineers have provided us with recommendations regarding further optimization of the four primary processing circuits (crushing, grinding, leaching and filtration) with particular emphasis on the grinding and leaching circuits.  We have made progress in resolving some of these issues and our technical team is currently focused on resolving the remaining equipment wear issues in the crushing and grinding circuit, addressing the iron in solution issue and improving the leach circuit with the grind/leach combination in order to optimize metal extraction.

Once we are able to resolve the grinding, iron and leach circuit issues and configure the circuits to run at effective productivity levels, we believe that we will be able to proceed with the continuous operation of all circuits within the production module.  We intend to process enough slag material through the production module on a continuous basis to produce gold, silver, copper and zinc metal in marketable forms.  Once we are able to achieve continuous operation of the production module, we intend to engage an independent engineer to conduct a technical analysis of our metals recovery process.

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

Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and intend to continue to explore their applicability to the Searchlight Gold Project.

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  During 2010, we intend to perform the first phase of our drilling program, which we expect will include detailed surface sampling along with the drilling of approximately four holes, as defined within our Plan of Operations.  The purpose of this first phase will be to understand the mineralogy of the material on the project area, identify the presence of precious metals within the material and determine analytical and extraction protocols for the precious metals, if present.  Following the analysis of the first phase of the drilling program, we intend to continue to drill the remainder of the 18 holes within our Plan of Operations.  Our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

We have budgeted $500,000 to our twelve month work program for the Searchlight Gold Project.  Our work program is focused on performing the first phase of our drilling program, continuing our metallurgical testing program and pilot plant tests in an attempt to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

Estimate of Projected Expenditures.  Since our involvement in the Searchlight Gold Project in February 2005, we have incurred project expenses of approximately $764,000 on metallurgical testing and mineralogical studies.  The following is an outline of the proposed milestones and expenditures on the Searchlight Gold Project for the next twelve months:

Work	Budget

1. Sampling and Drilling Program	$200,000
• First phase of drilling program – surface sampling and approximately four drill holes
• Prepare for second phase of drilling program

2. Metallurgical Testing and Pre Feasibility Program	$300,000
• Metallurgical testing of material in the first phase of drilling program
• Continue metallurgical testing program on bulk samples to optimize precious metal recovery with methods such as autoclave leaching

TOTAL	$500,000

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

	Feed Grade
	Au	Extracted Grade Au
Bulk Test I.D.	(opt)*	(opt)*
BL1	0.58	0.25
BL2	0.58	0.22
BL3	0.90	0.21
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

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  During 2010, we intend to perform the first phase of our drilling program, which we expect will include detailed surface sampling along with the drilling of approximately four holes, as defined within our Plan of Operations.  The purpose of this first phase will be to understand the mineralogy of the material on the project area, identify the presence of precious metals within the material and determine analytical and extraction protocols for the precious metals, if present.  Following the analysis of the first phase of the drilling program, we intend to continue to drill the remainder of the 18 holes within our Plan of Operations.  Our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

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

In addition, the BLM has been excluding significant amounts of land in southern Nevada from mining and development over the past few decades.  The BLM has designated this excluded land as an “Area of Critical Environmental Concern” (ACEC).  Any person that wishes to stake mining claims would not be able to do so in these affected areas.  However, if a person already owns valid claims before the land is designated as an ACEC, the claimant would have those claims grandfathered in.  In the case of the Searchlight Claims, the Searchlight Project has not been designated as an ACEC and our 160-acre claims were originally located between 1990 and 2003.  If the BLM decides in the future to designate the Searchlight Project site as an ACEC, and also challenges our 160-acre claims, we would have to rely on our “double staked” claims to preserve the Searchlight Claims.  Although we believe that, in such event, our “double staked” claims would survive a challenge by the BLM, there can be no assurances to that effect and the successful challenge of some or all of the Searchlight Claims would have a material adverse effect on the Searchlight Project and our operations.

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

Employees

As of December 31, 2009, we had thirty-three full-time and four part-time employees.  We also had two full-time consultants who provide services to our Clarkdale Slag Project operations.  None of our employees are currently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $4,135,424, $3,128,386 and $2,221,818 for the years ended December 31, 2009, 2008 and 2007, respectively, and have incurred cumulative net losses from operations of $17,491,906, $13,356,482 and $10,228,096 as of December 31, 2009, 2008 and 2007, respectively.  In addition, we had cash reserves of approximately $13,099,562, $7,055,591 and $12,007,344 at December 31, 2009, 2008 and 2007, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,200,000.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

We intend to continue the exploration and testing of our production module at the Clarkdale Slag Project site, which is anticipated to consist of a full scale production and processing cycle.  This first production module is expected to be used to conduct a final test of the economic feasibility of the Clarkdale Slag Project.  However, if the results of our pre-feasibility studies on the Clarkdale Slag Project and the results from the operation of the first production module are not positive, we will have to scale back or abandon our proposed operations of the Clarkdale Slag Project.  There is no assurance that actual recoveries of base and precious metals or other minerals re-processed from the slag pile will be economically feasible.  If metal recoveries are less than projected, then our metal sales will be less than anticipated and may not equal or exceed the cost of mining and recovery.  In such event, we will have difficulty in raising additional capital to maintain operations and that would result in a material adverse effect on our operating results, financial condition and our ability to remain in business.

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

If we do not complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona within two years after the effective date of the agreement, we may lose our conditional use permit from the Town of Clarkdale with respect to the Clarkdale Slag Project, and we do not currently have sufficient funds to complete construction of the road.  The loss of the permit would have a material adverse effect on the Clarkdale Slag Project and our operations.

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

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and although the remaining two contingencies with respect to the effectiveness of the development agreement have not yet been met, such contingencies are beyond our control.

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

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of ours and yours and we only have two independent board members.

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of two members of our executive management and board of directors, Carl S. Ager and Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  In addition, we have a similar royalty arrangement with VRIC, an affiliate of another member of our board of directors, Harry B. Crockett.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  For these reasons, Martin B. Oring and Jordan M. Estra are the only independent members of our board of directors.  We had negotiated the revenue sharing agreements with each of Nanominerals and VRIC prior to the time that Messrs. Ager, McNeil and Crockett, as applicable, became board members.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.  Further, the interests of K. Ian Matheson (one of our principal stockholders and a former officer and director) in Royal Mines and Minerals Corp., a publicly traded mining company based in Nevada, of which Mr. Matheson is an affiliate, and other mining related business interests may create a conflict of interest between us and Mr. Matheson.

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

Although we only have two independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

As a registrant under the Exchange Act and a public company, and under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a management report of our internal controls over financial reporting in our annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  We are required to report, among other things, control deficiencies that constitute material weaknesses or changes in internal control that are reasonably likely to, materially affect internal control over financial reporting.  A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or report a material weakness, we might be subject to regulatory sanction and investors may lose confidence in our financial statements, which may be inaccurate if we fail to remedy such material weakness.

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

We do not currently have an authorized class of preferred stock.  However, we intend to submit a proposal to our stockholders to authorize a class of up 40,000,000 shares of preferred stock.  There can be no assurances that our stockholders will approve the proposed authorization of a class of preferred stock.

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

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception described below applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return.  In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets.  If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of our common stock under FIRPTA.  In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock.  Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons and own or anticipate owning more than 5% of our common stock (or, in the case of options or warrants, of a value greater than the fair market value of 5% of our common stock) should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants).  We have not conducted a formal analysis of whether we are or have ever been a USRPHC.  We do not believe that we are or have ever been a USRPHC.  However, if we later determine that we were a USRPHC, then we believe that we would have ceased to be a USRPHC as of June 1, 2005 and that non-U.S. holders would not be subject to FIRPTA with respect to a sale, exchange, or other disposition of shares of our common stock (or options or warrants) after June 1, 2010.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently rent the office space for our corporate headquarters at the current rate of $4,255 on a month-to-month basis from Horizon View, LLC (formerly Burnett & Williams, LLC), a Nevada limited liability company.  The office space, located at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052, consists of approximately 1,150 square feet.

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

We believe that there are no material litigation matters at the current time.

Item 4.	Reserved

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$2.27	$1.30
Third Quarter	2.64	1.70
Second Quarter	2.75	1.93
First Quarter	2.80	1.60
Year Ended December 31, 2008
Fourth Quarter	2.45	1.35
Third Quarter	3.00	1.72
Second Quarter	3.30	1.88
First Quarter	4.18	2.25

On March 10, 2010, the closing sales price on the OTCBB for the common stock was $1.66, as reported on the website of the NASDAQ Stock Market.  As of March 10, 2010, there were 118,768,373 outstanding shares of common stock and approximately 164 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).  However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2004 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested.  The graph also assumes that U.S. $100 was invested on December 31, 2004 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year.  The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Searchlight Minerals Corp.	$100	$447.62	$4,285.71	$2,666.67	$2,333.33	$1,523.81
AMEX Composite Index	$100	$126.17	$151.23	$181.81	$108.34	$146.73
Philadelphia Gold and Silver (XAU) Index	$100	$130.55	$146.90	$180.54	$130.48	$178.25

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2009, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A (C)
Equity compensation plans approved by security holders	342,433	$1.62	7,657,567

Equity compensation plans not approved by security holders	2,338,200	$1.14	-

TOTAL	2,680,633	$1.20	7,657,567

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2009:

On December 31, 2009, we issued an aggregate of 11,250 shares of our common stock and options to purchase up to 11,250 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on a price of $1.60 per share with respect to the 11,250 shares, and an exercise price of $1.60 per share with respect to the 11,250 stock options, each being the closing price of our common stock on December 31, 2009, the last trading day of the fourth quarter of 2009.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On November 16, 2009, we issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000 based on an exercise price of $0.25 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On November 12, 2009, we completed a private placement of our securities for gross proceeds of $15,098,245 to certain investors, including Nanominerals Corp.  The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.  A total of 12,078,596 units were issued at a price of $1.25.  Each unit sold consisted of one share of our common stock and one-half of one share common stock purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.85 per share for a period of three years from the date of issuance.  In connection with this offering, we paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of our common stock at a price of $1.85 per share for a period of three years from the date of issuance.  Additional costs related to this financing issuance were $290,196.

Item 6.             Selected Financial Data

The following statements of operations data for fiscal years 2007, and consolidated statement of operations for 2008 and 2009 and consolidated balance sheet data for fiscal years 2008 and 2009 have been derived from our consolidated financial statements and related notes which have been audited by Brown Armstrong, Paulden, McCown, Starbuck, Thornburgh & Keeter Accountancy Corporation for the years ended December 31, 2007, 2008 and 2009, and are included elsewhere in this document.  The statements of operations data for fiscal years 2005 and 2006, and the balance sheet data for fiscal years 2005, 2006 and 2007 have been derived from our financial statements and related notes not included in this report.  The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,

	2009		2008		2007		2006		2005
Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		7,001,187		5,141,957		3,650,734		3,736,079		1,721,777
Income tax benefit		2,591,491		1,777,458		1,080,375		1,122,457		399,645
Loss from continuing operations		(4,405,881)		(3,128,386)		(2,221,818)		(2,540,978)		(1,322,132)
Gain (loss) from discontinued operations		270,457		-		-		-		120,708
Net loss		(4,135,424)		(3,128,386)		(2,221,818)		(2,540,978)		(1,201,424)
Loss per share - basic and diluted		-		-		-		-		-
Loss from continuing operations		(0.04)		(0.03)		(0.02)		(0.04)		(0.03)
Gain (loss) from discontinued operations		-		-		-		-		-
Balance Sheet Data	Year Ended December 31,

	2009	2008	2007	2006	2005
Cash	$13,099,562	$7,055,591	$12,007,344	$3,684,248	$705,856
Working capital (deficiency)	12,347,353	5,885,930	11,105,436	2,207,177	(472,267)
Total assets	174,158,105	167,479,633	160,132,878	12,243,481	4,329,415
Total liabilities	50,501,368	53,875,501	53,932,202	2,443,637	1,629,063
Total stockholders’ equity (deficit)	123,656,737	113,604,132	106,200,676	9,799,844	2,700,352
Long-term debt, including current portion	1,999,066	2,217,847	2,420,660	-	-

Selected Quarterly Financial Data	Three Months Ended
	12/31/09		9/30/09		6/30/09		3/31/09		12/31/08		9/30/08

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,876,053		1,822,933		1,729,975		1,572,226		1,251,140		1,415,440
Loss from operations		(1,876,053)		(1,822,933)		(1,729,975)		(1,572,226)		(1,251,140)		(1,415,440)
Net loss		(940,551)		(1,136,489)		(1,078,329)		(980,055)		(765,055)		(910,900)
Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

Selected Quarterly Financial Data	Three Months Ended
	6/30/08		3/31/08		12/31/07		9/30/07		6/30/07		3/31/07

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,412,342		1,063,035		1,146,603		795,897		986,687		721,547
Loss from operations		(1,412,342)		(1,063,035)		(1,146,603)		(795,897)		(986,687)		(721,547)
Net loss		(859,735)		(592,696)		(801,291)		(423,757)		(586,835)		(409,935)
Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2009.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

Since the start of 2009, we have been executing our business plan on the Clarkdale Slag Project, which includes the start-up and operation of the first production module, in an effort to achieve consistent levels of gold, silver, copper and zinc extraction that would support the economic feasibility of a commercial production facility.  During this period, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of gold, silver, copper and zinc.  We have completed continuous runs of up to 16 hours through the crushing and grinding circuit.  To date, our internal laboratory testing has reflected consistent levels of extractable precious and base metals in pregnant leach solutions from the Clarkdale slag material.  Management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

We have completed the main construction of the production module for the Clarkdale Slag Project and are now actively engaged in the testing and start-up phase of the project.  Since the start of 2009, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of gold, silver, copper and zinc.  We have completed continuous runs of up to 16 hours through the crushing and grinding circuit.  To date, our internal laboratory testing on ground slag material has reflected consistent levels of extractable precious and base metals in pregnant leach solutions.  Further, management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

The crushing and grinding circuit liberates gold, silver, copper and zinc from the slag material.  However, we have faced challenges involving the amount of wear on certain grinding components caused by the abrasiveness of the slag material and the rate of throughput.  Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material, which required us to seek out more advanced hard facing technology and wear-resistant surfacing media on our crushing and grinding equipment.  Although we previously believed that the wear issues relating to the throughput rate of the crushing and grinding circuit had been resolved, further testing in the first quarter of 2010 showed that some of these issues are still present and further work will be required to address these remaining issues.  We are also testing additional equipment that may be added to the crushing and grinding circuit to help with the equipment wear issues.

In the first quarter of 2010, we scaled-up from laboratory and pilot plant leaching to the operation of the production module leaching circuit.  During this time, we continued to adjust the chemical characteristics of the leach solution in an effort to maximize gold extraction from the slag material and as a consequence, we also began to leach more iron into solution.  This excess iron in solution needs to be removed in order for the effective extraction of gold, silver, copper and zinc from the leach solution.  Our technical team and consultants have reviewed this issue and have advised us that iron in solution is a common metallurgical concern in the mining industry and they believe that it is readily solvable with the insertion of an “iron circuit” which would remove the iron from the leach solution.  Equipment for this iron circuit has been ordered.  However, the continuous operation of the production module may be delayed while it is being shipped, installed and tested.

Since the third quarter of 2009, we have been engaged with a team of independent metallurgical engineers, with extensive international experience in milling and leaching hard, abrasive and refractory material similar to that found in the slag pile.  The engineers have provided us with recommendations regarding further optimization of the four primary processing circuits (crushing, grinding, leaching and filtration) with particular emphasis on the grinding and leaching circuits.  We have made progress in resolving some of these issues and our technical team is currently focused on resolving the remaining equipment wear issues in the crushing and grinding circuit, addressing the iron in solution issue and improving the leach circuit with the grind/leach combination in order to optimize metal extraction.

Once we are able to resolve the grinding, iron and leach circuit issues and configure the circuits to run at effective productivity levels, we believe that we will be able to proceed with the continuous operation of all circuits within the production module.  We intend to process enough slag material through the production module on a continuous basis to produce gold, silver, copper and zinc metal in marketable forms.  Once we are able to achieve continuous operation of the production module, we intend to engage an independent engineer to conduct a technical analysis of our metals recovery process.

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

We anticipate that the operation of our production module will allow us to determine the economics of the project and serve as the basis for the final feasibility of the project.  If the feasibility of the project establishes economic viability, we expect to commence construction of a full-scale production facility where we intend to install subsequent modules in parallel.  We expect that each subsequent module would be comparable in technology and scale to the initial production module.  The number of subsequent modules required to attain full-production of 2,000 tons per day will be determined once the initial production module capacity is determined.  The cost of designing and constructing our initial production module was approximately $12,700,000.  We do not believe that the construction of subsequent modules will cost as much because: (i) of the knowledge we have developed in the construction of the initial production module, and (ii) any additional modules will be new construction, rather than rehabilitation of an older building.  However, the scope and size of our full-scale production facility, including the number of additional modules, the timing and cost of additional modules and the economies of scale of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.  A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the initial production module.  The first stage of the feasibility evaluation began in the second quarter of 2009, and has continued into the first quarter of 2010 with our team of metallurgical engineers, with specialty expertise in dealing with milling and leaching hard, abrasive and refractory material, to work with our Clarkdale personnel and consultants to achieve optimum continuous production.

We have budgeted $5,600,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona will be made once the first production module is operational and its results are analyzed.

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

Searchlight Gold Project.  Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and intend to continue to explore their applicability to the Searchlight Gold Project.

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  During 2010, we intend to perform the first phase of our drilling program, which we expect will include detailed surface sampling along with the drilling of approximately four holes, as defined within our Plan of Operations.  The purpose of this first phase will be to understand the mineralogy of the material on the project area, identify the presence of precious metals within the material and determine analytical and extraction protocols for the precious metals, if present.  Following the analysis of the first phase of the drilling program, we intend to continue to drill the remainder of the 18 holes within our Plan of Operations.  Our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

Our work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

We have budgeted $500,000 to our twelve month work program for the Searchlight Gold Project.  Our work program is focused on performing the first phase of our drilling program, continuing our metallurgical testing program and pilot plant tests in an attempt to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,200,000.  As of December 31, 2009, we had cash reserves in the amount of approximately $13,099,562.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,700,000
Legal and Accounting Expenses	$1,400,000

SUBTOTAL	$3,100,000

Clarkdale Slag Project
Production Module Operation	$3,440,000
Technical Consulting Services	$1,000,000
Feasibility Study and Expansion Preparation	$800,000
Purchase Payments – VRIC	360,000

SUBTOTAL	$5,600,000

Searchlight Gold Project
Sampling and Drilling Program	$200,000
Metallurgical Testing and Pre Feasibility Program	300,000

SUBTOTAL	$500,000

TOTAL	$9,200,000

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, subject to funding availability.  We will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

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

Impairment of Long-Lived Assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2009 exploration progress is on target with our exploration and evaluation plan of operations and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31,
	2009	2008	2007
Revenue	$-	$-	$-
Operating expenses	(7,001,187)	(5,141,957)	(3,650,734)
Rental revenue	26,880	35,720	36,410
Interest and dividend income	12,006	203,821	314,331
Interest expense	(4,530)	(3,428)	(2,062)
Loss on equipment disposition	(30,541)	-	(138)
Income tax benefit	2,591,491	1,777,458	1,080,375
Gain (loss) from discontinued operations	270,457	-	-
Net loss	$(4,135,424)	$(3,128,386)	$(2,221,818)

Revenue.  We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2009.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses.  The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2009	2008	2007

Mineral exploration and evaluation expenses	$2,026,814	$976,974	$1,149,755
Mineral exploration and evaluation expenses – related party	476,145	360,000	360,000
Administrative – Clarkdale site	784,434	1,142,102	513,759
General and administrative	2,829,754	2,517,479	1,557,048
General and administrative – related party	139,011	83,333	32,421
Depreciation	745,029	62,069	37,751
Total operating expenses	$7,001,187	$5,141,957	$3,650,734

Operating expenses increased by 36.2% to $7,001,187 during the year ended December 31, 2009 from $5,141,957 during the year ended December 31, 2008 and increased by 40.8% from $3,650,734 during the year ended December 31, 2007.  Operating expenses increased in 2009 compared to the corresponding period in 2008 primarily as a result of increases in general and administrative expenses for legal expenses related to SEC filings and the commencement of start-up testing of a demonstration module at the Clarkdale Slag Project.  Operating expenses increased in 2008 compared to the corresponding period in 2007 primarily as a result of increases in general and administrative expenses and site administrative expenses for increased staffing during construction, offset by decreases in mineral exploration and evaluation expenses.

General and administrative expenses increased by 12.4% to $2,829,754 during the year ended December 31, 2009 from $2,517,479 during the year ended December 31, 2008 and 61.7% from $1,557,048 during the year ended December 31, 2007.  General and administrative expenses increased during 2009 primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financing, preparation of our registration statement on Forms S-1 and S-3 and the preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008; and (ii) increased expenses related to the administration of the Clarkdale Slag Project site during the start-up phase, which are expected to continue as the start-up phase progresses.  We anticipate operating expenses to continue to increase if we grow our business operations.  General and administrative expenses increased in 2008 primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financing, the preparation of our 2007 annual report on Form 10-KSB, the preparation of our registration statement on Form S-1, and legal and accounting fees; and (ii) increased expenses related to the administration of the Clarkdale Slag Project site during construction, which are expected to continue as construction progresses.  We anticipate operating expenses to continue to increase if we grow our business operations.

Included in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 were compensation expenses related to stock based compensation of $236,857, $136,342 and $269,287, respectively.  On October 15, 2009, we adopted our 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”).  Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants under such plan.  On December 15, 2009, our stockholders approved the 2009 Incentive Plan.  As of December 31, 2009, no options have been granted under the 2009 Incentive Plan.  On October 15, 2009, we adopted our 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”).  Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to our directors under such plan.  On December 15, 2009, our stockholders approved the 2009 Directors Plan.  As of December 31, 2009, 11,250 options have been granted under the 2009 Directors Plan with an exercise price of $1.60 per share.

In addition, we incurred $139,011, $83,213 and $32,421 during the years ended December 31, 2009, 2008 and 2007, respectively for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the year ended December 31, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on From S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and the completion of the first time filing of the Arizona Business Personal Property Statement.  These expenses increased during the year ended December 31, 2008 as compared to 2007 because we did not incur such expenses to such firm prior to the third quarter of 2007.

These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $61,165, $22,468 and $11,260 of the above Cupit Milligan fees and expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

Mineral exploration and evaluation expenses increased by 107.5% to $2,026,814 during the year ended December 31, 2009 from $976,974 in the year ended December 31, 2008 and decreased by 15.0% from $1,149,755 during the year ended December 31, 2007.  Mineral exploration and evaluation expenses increased for the year ended December 31, 2009 as compared to 2008 as a result of increased costs of the start-up phase at our Clarkdale Slag Project.  Mineral exploration and evaluation expenses decreased for the year ended December 31, 2008 as compared to 2007 as a result of our focus on our construction efforts for the Clarkdale Slag Project during the years ending December 31, 2008 and 2007.

Included in mineral exploration and evaluation expenses were the amounts of $360,000 paid in each of the years ended December 31, 2009, 2008 and 2007 to Nanominerals (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Further, we incurred $784,434, $1,142,102 and $513,759 of administrative expenses relating to the Clarkdale Slag Project during the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease in these expenses for the year ended December 31, 2009 as compared to 2008 was due to the use of personnel and consultants for the start-up phase of our Clarkdale Slag Project who had previously been working in an administrative capacity during the construction phase.  The increase in these expenses for the year ended December 31, 2008 as compared to 2007 was due to increased activity at the Clarkdale Slag Project site, which commenced during the second quarter of 2007.

For the year ended December 31, 2009, we purchased services from one major vendor, Baker Hostetler LLP, which exceeded more than 10% of total purchases and amounted to approximately $1,355,136.  For the year ended December 31, 2008, we purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchase and amounted to $2,123,096 and $1,476,744, respectively.

Other Income and Expenses.  Total other income decreased to $3,815 during the year ended December 31, 2009 from $236,113 during the year ended December 31, 2008 and decreased from $348,541 during the year ended December 31, 2007.  The decrease in total other income during 2009, as compared to 2008, primarily resulted from a decrease in interest and dividend income.  The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.  The decrease in total other income during 2008 as compared to 2007 was primarily attributable to a decrease in interest and dividend income.  The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

We received incidental rental revenue of $26,880, $35,720 and $36,410 during the years ended December 31, 2009, 2008 and 2007, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.  The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit.  Income tax benefit increased by 45.8% to $2,591,491 during the year ended December 31, 2009 from $1,777,458 during the year ended December 31, 2008 and increased by 64.5% from $1,080,375 during the year ended December 31, 2007.  The increase in income tax benefit from 2008 to 2009 and from 2007 to 2008 primarily resulted from the increase in exploration stage losses.

Gain from Discontinued Operations.  Prior to our corporate restructuring in 2005, we had several accounts payable dating back and prior to 2003 which were incurred in the United Kingdom.  These expenses were related to business operations which were discontinued in February 2005.  In 2009, we updated our internal review of the status of the payables and recorded a $270,457 gain resulting from relief of liabilities that were cleared based on expiration of United Kingdom statutes of limitations.  The gain was reflected as a gain from discontinued operations.  There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses were not included in our net operating losses.

Net Loss.  The aforementioned factors resulted in a net loss of $4,135,424, or $0.04 per common share, for the year ended December 31, 2009, as compared to a net loss of $3,128,386, or $0.03 per common share, for the year ended December 31, 2008, and a net loss of $2,221,818, or $0.02 per common share, for the year ended December 31, 2007.

As of December 31, 2009, 2008 and 2007, we had cumulative net operating loss carryforwards of approximately $18,866,291, $12,483,109 and $7,837,699, respectively, for federal income tax purposes.  The federal net operating loss carryforwards expire between 2025 and 2029.

We had cumulative state net operating losses of approximately $10,148,277, $5,325,797 and $1,795,792 as of December 31, 2009, 2008, and 2007.  The state net operating loss carryforwards will be expiring between 2013 and 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2009 and 2008, we conducted the following private placements of our securities:

•
On November 12, 2009, we completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors.  A total of 12,078,596 units were issued at a price of $1.25.  Each unit sold consisted of one share of our common stock and one-half of one share common stock purchase warrants.  Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.85 per share for a period of three years from the date of issuance.  In connection with this offering, we paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of common stock.  Additional costs related to this financing issuance were $290,196.

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

On November 12, 2009, immediately prior to the closing of the November 12, 2009 private placement, we made several amendments to certain of our outstanding common stock purchase warrants.  The warrants that were amended were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements.  In connection with these private placements, we issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock.  Based on these amendments, the exercise price of these warrants was reduced to $1.85 per share and their expiration dates were extended to November 12, 2012.  In all other respects, the terms and conditions of these warrants remain the same.

The 2009 private placement agreements included contractual penalty provisions for failure to comply with these registration rights provisions.  However, we are in compliance with these registration rights provisions.  The 2008 private placement agreements do not include contractual penalty provisions for failure to comply with these registration rights provisions.  Further, we are not a party to any other agreements which require us to pay liquidated damages in the future for failure to register securities for sale.

Working Capital

The following is a summary of our working capital at December 31, 2009, 2008 and 2007:

	At December 31,
	2009	2008	2007
Current assets	$13,221,823	$7,307,005	$12,200,133
Current liabilities	(874,470)	(1,421,075)	(1,094,697)
Working capital	$12,347,353	$5,885,930	$11,105,436

As of December 31, 2009, we had an accumulated deficit of $17,491,906. As of December 31, 2009, we had working capital of $12,347,353, compared to working capital of $5,885,930 as of December 31, 2008.  The increase in our working capital was primarily attributable to completion of our private placement on November 12, 2009 for gross proceeds of $15,098,245, offset by the purchase of property and equipment of $1,473,378 and our net loss.  Cash was $13,099,562 as of December 31, 2009, as compared to $7,055,591 as of December 31, 2008.  Property and equipment increased to $13,994,934 as of December 31, 2009 from $13,132,282 as of December 31, 2008.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project offset by depreciation of $745,029.

Included in long-term liabilities in the accompanying consolidated financials statements is a balance of $47,863,870 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2009	2008	2007
Cash flows used in operating activities	$(6,050,198)	$(4,382,549)	$(3,358,557)
Cash flows used in investing activities	(1,638,222)	(8,129,892)	(14,347,827)
Cash flows provided by financing activities	13,732,391	7,560,688	26,029,480
Net increase (decrease) in cash during period	$6,043,971	$(4,951,753)	$8,323,096

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $6,050,198 during the year ended December 31, 2009 from $4,382,549 during the year ended December 31, 2008.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $2,591,491.  Net cash used in operating activities increased to $4,382,549 during the year ended December 31, 2008 from $3,358,557 during the year ended December 31, 2007.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $1,777,458.

Net Cash Used in Investing Activities.  We used $1,638,222 in investing activities during the year ended December 31, 2009, as compared to $8,129,892 during the year ended December 31, 2008.  The decrease in the year ended December 31, 2009 was primarily the result of a decrease of $6,476,344 in property and equipment purchases due to substantial completion in 2008 of our demonstration module at the Clarkdale Slag Project.  We used $8,129,892 in investing activities during the year ended December 31, 2008, as compared to $14,347,827 during the year ended December 31, 2007.  The decrease in the year ended December 31, 2008 was primarily a result of the payment to VRIC, an affiliate of a member of our board of directors, Harry B. Crockett, of $9,900,000 in connection with the acquisition of VRIC’s wholly owned subsidiary, Transylvania, during the year ended December 31, 2007, offset by property and equipment purchases of $7,949,722 relating to the Clarkdale Slag Project during the year ended December 31, 2008.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $13,732,391 for the year ended December 31, 2009 compared to $7,560,688 for the year ended December 31, 2008.  Net cash provided by financing activities during the year ended December 31, 2009 primarily resulted from the receipt of $15,098,245 from the proceeds of private placements of our securities and $200,000 from the exercise of options, offset by $194,756 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement.  Net cash provided by financing activities during the year ended December 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $179,830 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement.  Net cash provided by financing activities was $7,560,688 for the year ended December 31, 2008 compared to $26,029,480 for the year ended December 31, 2007.  Net cash provided by financing activities during the year ended December 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $179,830 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement. Net cash provided by financing activities during the year ended December 31, 2007 primarily resulted from the receipt of $26,813,817 from the gross proceeds of private placements of our securities.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,200,000.  As of December 31, 2009, we had cash reserves in the amount of approximately $13,099,562.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our current twelve month plan also includes anticipated expenditure of approximately $6,000,000 on Phase II of our Clarkdale Slag Project and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, subject to funding availability.  We will require additional funding to fulfill our entire anticipated plan of operations.  In addition, the actual costs of completing those activities may be greater than anticipated.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2009:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

Long-term obligation	$360,000	$720,000	$720,000	$780,000	$2,580,000
Capital lease obligation	26,401	15,401	-	-	41,802

Total	$386,401	$735,401	$720,000	$780,000	$2,621,802

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles (U.S. GAAP).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC does not change U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  Effective September 15, 2009, all of our public filings will reference the ASC as the sole source of authoritative literature.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $13,099,562 at December 31, 2009 and $7,055,591 at December 31, 2008.  Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 8.                          Financial Statements and Supplementary Data

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Searchlight Mineral Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the results of its operations, stockholders’ equity, including inception cumulative data, and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Searchlight Mineral Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION
March 10, 2010 Bakersfield, California

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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$13,099,562	$7,055,591
Prepaid expenses	122,261	251,414

Total current assets	13,221,823	7,307,005

Property and equipment, net	13,994,934	13,132,282
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	10,902	109,900

Total non-current assets	160,936,282	160,172,628

Total assets	$174,158,105	$167,479,633

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$443,742	$1,093,778
Accounts payable - related party	194,690	108,515
VRIC payable, current portion - related party	210,921	194,756
Capital lease payable, current portion	25,117	24,026

Total current liabilities	874,470	1,421,075

Long-term liabilities
VRIC payable, net of current portion - related party	1,747,853	1,958,774
Capital lease payable, net of current portion	15,175	40,291
Deferred tax liability	47,863,870	50,455,361

Total long-term liabilities	49,626,898	52,454,426

Total liabilities	50,501,368	53,875,501

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 118,768,373 and 105,854,691 shares, respectively, issued and outstanding	118,768	105,854
Additional paid-in capital	141,029,875	126,854,760
Accumulated deficit during exploration stage	(17,491,906)	(13,356,482)

Total stockholders' equity	123,656,737	113,604,132

Total liabilities and stockholders' equity	$174,158,105	$167,479,633

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				January 14, 2000
				(Date of inception)
	For the Year Ended	For the Year Ended	For the Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,026,814	976,974	1,149,755	7,065,498
Mineral exploration and evaluation expenses - related party	476,145	360,000	360,000	1,691,145
Administrative - Clarkdale site	784,434	1,142,102	513,759	2,440,295
General and administrative	2,829,754	2,517,479	1,557,048	8,947,923
General and administrative - related party	139,011	83,333	32,421	254,765
Depreciation	745,029	62,069	37,751	852,108

Total operating expenses	7,001,187	5,141,957	3,650,734	21,251,734

Loss from operations	(7,001,187)	(5,141,957)	(3,650,734)	(21,251,734)

Other income (expense)
Rental revenue	26,880	35,720	36,410	99,010
Loss on equipment disposition	(30,541)	-	(138)	(35,067)
Interest expense	(4,530)	(3,428)	(2,062)	(10,020)
Interest and dividend income	12,006	203,821	314,331	607,190

Total other income (expense)	3,815	236,113	348,541	661,113

Loss before income taxes and discontinued operations	(6,997,372)	(4,905,844)	(3,302,193)	(20,590,621)

Income tax benefit	2,591,491	1,777,458	1,080,375	6,971,426

Loss from continuing operations	(4,405,881)	(3,128,386)	(2,221,818)	(13,619,195)

Discontinued operations:	270,457	-	-	(3,872,711)
Gain (loss) from discontinued operations

Net loss	$(4,135,424)	$(3,128,386)	$(2,221,818)	$(17,491,906)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.04)	$(0.03)	$(0.02)
Gain (loss) from discontinued operations	-	-	-

Net loss	$(0.04)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	108,059,201	104,338,284	88,942,414

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $205,250 commissions	6,390,000	6,390	1,369,070	-	-	1,375,460

Issuance of common stock for cash, Reg. S - Private Placement, $0.25 per share, net of $135,000 commission	5,400,000	5,400	1,194,947	-	-	1,200,347

Issuance of common stock for cash, Reg. D 506 - Private Placement, $0.25 per share	460,000	460	114,540	-	-	115,000

Issuance of stock options for 1,500,000 shares of common stock to three directors	-	-	266,720	-	-	266,720

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash, Reg. D - Private Placement, $0.45 per share, net of $87,750 commission	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock related to exercise of warrants	1,225,000	1,225	(1,225)	-	-	-

Issuance of stock options for 120,000 shares of common stock to two officers	-	-	20,864	-	-	20,864

Issuance of stock options for 500,000 shares of common stock to two directors	-	-	122,420	-	-	122,420

Issuance of stock options for 100,000 shares of common stock to two directors	-	-	24,484	-	-	24,484

Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	6,125,000	6,125	3,822,000	-	-	3,828,125

Issuance of common stock for cash Reg. S - Private Placement, $0.375 per share from exercise of warrants	1,768,500	1,768	661,420	-	-	663,188

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash Reg. S - Private Placement, $0.625 per share from exercise of warrants	612,500	613	382,200	-	-	382,813

Issuance of stock options for 100,000 shares of common stock to officer for recruitment amortized over vesting period	-	-	1,309	-	-	1,309

Issuance of common stock to officer for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for 50,000 shares of common stock to employee for recruitment amortized over vesting period	-	-	1,309	-	-	1,309

Issuance of common stock for mining claims	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued to employee and officer over vesting period	-	-	15,708	-	-	15,708

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock in connection with the acquisition to five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of stock options for 182,946 shares of common stock to three officers, two employees and a consultant	-	-	220,194	-	-	220,194

lIssuance of common stock for cash Reg. D - Private Placement, $3.00 per share, net of $381,990 commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	-	-	13,100,499

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $111,100 commission and $8,842 issuance costs	575,000	575	1,604,483	-	-	1,605,058

Issuance of common stock for cash Reg. S - Private Placement, $3.00 per share, net of $525,386 commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	-	-	6,067,584

Amortization of stock options issued to employee and officer over vesting period	-	-	13,092	-	-	13,092

Issuance of common stock for mining claims	1,400,000	1,400	4,506,600	-	-	4,508,000

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Common stock subscribed for directors' compensation	-	-	-	18,000	-	18,000

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Issuance of common stock for directors' compensation	18,936	19	35,981	(18,000)	-	18,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	-	19,149

Issuance of common stock for directors' compensation	7,346	7	17,993	-	-	18,000

Issuance of stock options for directors' compensation	-	-	7,877	-	-	7,877

Net loss December 31, 2008	-	-	-	-	(3,128,386)	(3,128,386)

Balance, December 31, 2008	105,854,691	105,854	126,854,760	-	(13,356,482)	113,604,132

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	400,000	400	99,600	-	-	100,000

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	-	19,149

Issuance of common stock for directors' compensation	6,568	7	17,993	-	-	18,000

Issuance of stock options for directors' compensation	-	-	8,010	-	-	8,010

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	-	19,149

Issuance of common stock for directors' compensation	7,378	7	17,993	-	-	18,000

Issuance of stock options for directors' compensation	-	-	7,684	-	-	7,684

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Amortization of stock options issued to director over vesting period	-	-	19,149	-	-	19,149

Issuance of common stock for directors' compensation	9,890	10	17,990	-	-	18,000

Issuance of stock options for directors' compensation	-	-	12,422	-	-	12,422

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity
Issuance of common stock for cash Reg. D - Private Placement, $1.25 per share, net of $1,056,877 commissions and $290,196 issuance fees	12,078,596	12,079	13,739,093	-	-	13,751,172

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	100,000	100	24,900	-	-	25,000

Amortization of stock options issued to director over vesting period	-	-	11,193	-	-	11,193

Issuance of common stock for directors' compensation	11,250	11	17,989	-	-	18,000

Issuance of stock options for directors' compensation	-	-	6,315	-	-	6,315

Effect of modification of stock options issued to employees	-	-	61,786	-	-	61,786

Net loss December 31, 2009	-	-	-	-	(4,135,424)	(4,135,424)

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$-	$(17,491,906)	$123,656,737

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended	For the Year Ended	For the Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,135,424)	$(3,128,386)	$(2,221,818)	$(17,491,906)
Gain (loss) from discontinued operations	270,457	-	-	(3,872,711)
Loss from continuing operations	(4,405,881)	(3,128,386)	(2,221,818)	(13,619,195)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	745,029	62,069	37,751	852,108
Stock based expenses	236,857	136,342	269,287	1,331,362
Loss on disposition of fixed assets	30,541	-	138	36,416
Amortization of prepaid expense	297,702	183,913	170,413	652,028
Allowance for bond deposit recovery	-	180,500	-	180,500
Changes in operating assets and liabilities:
Other current assets	(168,549)	(242,538)	(256,967)	(774,289)
Other assets	98,998	(107,400)	40	(191,402)
Accounts payable and accrued liabilities	(293,404)	310,409	(277,026)	183,331
Deferred income taxes	(2,591,491)	(1,777,458)	(1,080,375)	(6,971,426)

Net cash used in operating activities	(6,050,198)	(4,382,549)	(3,358,557)	(18,320,567)
Net cash used in operating activities from discontinued operations	-	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	-	(890,000)
Cash paid to VRIC on closing date	-	-	(9,900,000)	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)	(130,105)
Capitalized interest - related party	(165,244)	(180,170)	(162,173)	(507,587)
Proceeds from property and equipment disposition	400	-	-	400
Purchase of property and equipment	(1,473,378)	(7,949,722)	(4,155,549)	(13,620,482)

Net cash used in investing activities	(1,638,222)	(8,129,892)	(14,347,827)	(25,134,908)
Net cash used in investing activities from discontinued operations	-	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	15,298,245	7,763,500	26,813,817	58,837,745
Stock issuance costs	(1,347,073)	-	(677,570)	(2,024,643)
Principal payments on capital lease payable	(24,025)	(22,982)	(28,939)	(75,946)
Principal payments on deferred purchase liability - related party	(194,756)	(179,830)	(167,828)	(542,414)
Proceeds from subscribed stock	-	-	90,000	360,000

Net cash provided by financing activities	13,732,391	7,560,688	26,029,480	56,554,742
Net cash provided by financing activities from discontinued operations	-	-	-	3,384,237

NET CHANGE IN CASH	6,043,971	(4,951,753)	8,323,096	13,099,562

CASH AT BEGINNING OF PERIOD	7,055,591	12,007,344	3,684,248	-

CASH AT END OF PERIOD	$13,099,562	$7,055,591	$12,007,344	$13,099,562

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(Date of inception)
	For the Year Ended	For the Year Ended	For the Year Ended	through
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$4,530	$3,428	$2,062	$60,771

Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$2,632,000	$4,508,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188	$2,628,188

Net deferred tax liability assumed	$-	$1,613,161	$50,839,702	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$-	$125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 11, 2010, the date the financial statements were issued.

Description of business - Searchlight Minerals Corp. is considered an exploration stage company since its formation, and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties.  Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the UK.  On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.”

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

Going concern - The Company incurred cumulative net losses of $17,491,906 from operations as of December 31, 2009 and has not commenced its mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $165,244 and $180,170 for the years ended December 31, 2009 and 2008, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2009 exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Fair value of financial instruments - Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company’s financial instruments consist of mineral property purchase obligations. These obligations are classified within Level 2 of the fair value hierarchy as their fair value is determined using interest rates which approximate market rates. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Research and development - All research and development expenditures are expensed as incurred.

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2009, 2008 and 2007 that were not included in the computation of diluted EPS because the effect would be antidilutive were 22,758,926, 23,418,739 and 25,352,207 respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB (Financial Accounting Standards Board) Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC does not change US GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Furniture and fixtures	$36,740	$35,813
Lab equipment	228,052	2,804
Computers and equipment	67,791	50,253
Income property	309,750	309,750
Construction in progress	5,523,620	12,289,996
Capitalized interest	507,587	342,343
Vehicles	44,175	38,175
Slag conveyance equipment	44,375	—
Demo module building	6,625,603	—
Site improvements	1,241,468	—
Site equipment	215,341	168,949

	14,844,502	13,238,083
Less accumulated depreciation	849,568	105,801

	$13,994,934	$13,132,282

Depreciation expense was $745,029, $62,069 and $37,751 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

This merger was treated as a statutory merger for tax purposes whereby CML was the surviving merger entity.

The Company applied EITF 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Clarkdale Slag Project. The Company determined that the acquisition of the Clarkdale Slag Project did not constitute an acquisition of a business as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

The Company also formed a second wholly owned subsidiary, CMC, for the purpose of developing a processing plant at the Clarkdale Slag Project.

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

f)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (i) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000 or (ii) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000 in any calendar year; and,

g)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Company has accounted for this as a contingent payment and upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project

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

As of December 31, 2009, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At December 31, 2009, the mineral properties balance was $16,947,419.

The mining claims were acquired with issuance of 1,400,000 shares of the Company’s common stock during 2005 and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three remaining years.  On June 25, 2008, the Company issued the remaining 1,400,000 shares and received the title to the mining claims in consideration of the satisfaction of the option agreement.

The mining claims were capitalized as tangible assets in accordance with ASC 805-20-55-37, Use Rights.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method over the life of the claims.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management (“BLM”) as a bond for future reclamation work in Searchlight, Nevada. As of December 31, 2009, the recovery of the reclamation bond is uncertain; therefore, the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

In connection with the Company’s new Plan of Operations (“POO”) for the Searchlight Gold Project, a bond of $7,802 was posted with the BLM in December 2009.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. As of December 31, 2009, exploration progress is on target with the Company’s exploration and evaluation plan, and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules ASC 930-360-35 and 360-10-15-3 through 15-5.

The following table summarizes the changes of mineral properties for the years ended December 31, 2008 and 2009:

Total mineral properties balance, December 31, 2007	$12,702,258

Share issuance to obtain mineral properties, June 25, 2008	2,632,000
Net deferred income tax liability assumed	1,613,161

Total mineral properties balance, December 31, 2008 and December 31, 2009	$16,947,419

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008

Trade accounts payable	$414,279	$1,080,115
Accrued compensation and related taxes	29,463	7,546
Other	—	6,117

	$443,742	$1,093,778

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) included in trade accounts payable, dating back to 2003 and prior. These expenses were related to business operations which were discontinued in February 2005. In 2009, the Company updated its internal review of the status of the Phage Payables and recorded a $270,457 gain from discontinued operations resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations.  The Phage Payables are further discussed in Note 18.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at December 31, 2009 and December 31, 2008,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	December 31, 2009	December 31, 2008
Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	Jul-11	$40,292	$64,317

					40,292	64,317
Capital lease payable, current portion					(25,117)	(24,026)

Capital lease payable, net of current portion					$15,175	$40,291

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending December 31,

2010	$26,401
2011	15,401
Thereafter	—

Total future minimum lease payments	$41,802
Imputed interest	(1,510)

Present value of future minimum lease payments	$40,292

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at December 31, 2009 and December 31, 2008,

	December 31, 2009	December 31, 2008

Site equipment	$116,239	$116,239
Accumulated amortization	(75,071)	(46,011)

	$41,168	$70,228

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	VRIC PAYABLE – RELATED PARTY

Pursuant to the Clarkdale acquisition agreement the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.  Mr. Harry Crockett, one of the Company’s directors, is an affiliate of VRIC.  Mr. Crocket joined the Board of Directors subsequent to the acquisition.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending December 31,

2010	$210,921
2011	228,427
2012	247,386
2013	267,919
2014	290,156
Thereafter	713,965

1,958,774

VRIC payable, current portion	210,921

VRIC payable, net of current portion	$1,747,853

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Note 3 and 13.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009 the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2009, the Company awarded and issued 5,625 shares each to its two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $1.60 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On November 16, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000.  Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

c)
On November 12, 2009, the Company completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors pursuant to Rule 506 of Regulation D promulgated by the Securities Act of 1933. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $1.85 per share for a period of three years from the date of issuance.  Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise”.

If at any time after one year from the Closing there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A) = the VWAP on the trading day immediately preceding the date of such election;

(B) = the exercise price of this warrant, as adjusted; and

(X) = the number of warrant shares issuable upon exercise of this warrant in accordance with the terms of this warrant by means of a cash exercise rather than a cashless exercise.

The cashless exercise provision will not be available until after November 12, 2010.  The warrants have customary anti-dilution provisions. In connection with this offering, the Company paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of common stock. Additional costs related to this financing issuance were $290,196.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

d)
On November 12, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants from the February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to November 12, 2012 and (ii) the exercise price of the private placement warrants has been decreased to $1.85 per share. In all other respects, the terms and conditions of the warrants remain the same. The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

e)
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

h)
On April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The call provisions in the private placement warrants were restated so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original dates of issuance.  As a result: (i) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (ii) the broker warrants will not have a call provision, and (iii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

i)
On April 14, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000.  Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

j)
On March 31, 2009, the Company awarded and issued 3,284 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

k)
On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

l)
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

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2008, the Company awarded and issued 3,673 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)
On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.  These warrants were further amended on April 30, 2009.

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

f)
On June 25, 2008, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

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

l)
On January 30, 2008, the Company received gross proceeds of $2,528,500 by issuing an aggregate of 3,890,000 shares of its common stock on the exercise of warrants issued by the Company in January 2006.  Each warrant entitled the holder to purchase one share of the Company’s common stock at a price of $0.65 per share on or before January 18, 2008.  The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to the January 18, 2008 expiration date. A total of 3,690,000 shares were issued to US accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.  An additional 200,000 shares were issued to one non-US person as defined in Regulation S of the Securities Act.

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

b)
On December 26, 2007, the Company completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at $1.60 per unit for total proceeds of $5,000,000.  Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant.  Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance.  In addition, the Company has issued an additional 156,250 shares of its common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited.  Including the shares issued as a commission, the Company has issued an aggregate of 3,281,250 shares of its common stock and 1,562,500 share purchase warrants to the Arlington Group Limited under the private placement.  The private placement was completed pursuant to the provisions of Regulation S under the Securities Act of 1933.

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

i)
On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering, the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering, and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)
On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933 (the “US Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  A portion of the US Offering was sold on a best efforts agency basis.  Commissions paid to agents in connection with the US Offering totaled $381,990, and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

k)
Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act of 1933 (the “February Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

l)
On February 15, 2007, the Company approved the issuance of 16,825,000 shares of its common stock to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007.  The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding its operations.  Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

During the year ended December 31, 2006, the Company’s stockholders’ equity activity consisted of the following:

a)
On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)
On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126.  Warrants exercised were for 7,327,000 shares at $0.625 per share and 1,179,000 shares at $0.25 per share.  Each of the warrants was set to expire between June 2 and June 7, 2006, and all were exercised.

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

e)
On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants. Each purchase warrant was exercisable into one share at a price of $0.65 expiring on January 18, 2008. Total gross proceeds for this offering were $1,775,000.

Warrants associated with the 2009, 2008, 2007 and 2006 equity issuances do not constitute a registration payment arrangement.

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

b)
On September 7, 2005, the Company issued 5,400,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006.  Total gross proceeds of this offering were $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued.  Each Broker Warrant was exercisable into one common share and one half of one purchase warrant.  Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

c)
On September 6, 2005, the Company issued 460,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006.  Total gross proceeds of this offering were $115,000.

d)
On September 2, 2005, the Company issued 6,390,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements were not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006.  Total gross proceeds of this offering were $1,597,500.  In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued.  Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006.

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

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS

On October 15, 2009, the Board of Directors adopted the 2009 Stock Option Plan (the “2009 Plan”). Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock of the Company may be granted to eligible participants.

The 2009 Plan was adopted by the Company’s stockholders on December 15, 2009.

The 2009 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant, except that with respect to an incentive stock option, for holders of awards who, on the date of grant, own more than 10% of the total combined voting power of all classes of the Company’s stock (or any parent or subsidiary thereof), the exercise price may not be less than 110% of the fair market value of a share of common stock on the date of grant.  The maximum term of an option shall be established for that option by the Board of Directors or, if not so established, shall be ten years from the grant date, except that the term for incentive stock options may not exceed five years for award holders who, on the date of grant, own more then 10% of the voting power of all classes of stock. Options granted under the 2009 Plan become exercisable and expire as determined by the Board of Directors.

On October 15, 2009, the Board of Directors approved the 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”). Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to the Company’s directors.

The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009.

Under the 2009 Directors Plan, no participant may receive such awards with respect to more than 250,000 common shares during any calendar year. Stock options will be exercisable and will vest at such time or times as the Board or Committee determines at the time of grant. The exercise price of a stock option granted under the 2009 Directors Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. The term of each stock option will be established at the time of grant by the Committee and may not exceed ten years from the date the stock option is granted.

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

During the year ended December 31, 2009, the Company granted stock options as follows:

a)
On December 31, 2009, the Company granted nonqualified stock options under the 2009 Plan for the purchase of 11,250 shares of common stock at $1.60 per share.  The options were granted to an independent director for directors’ compensation, are fully vested and expire on December 31, 2014.

b)
On September 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 9,890 shares of common stock at $1.82 per share.  The options were granted to an independent director for directors’ compensation, are fully vested and expire on September 30, 2014.

c)
On June 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 7,377 shares of common stock at $2.44 per share.  The options were granted to an independent director for directors’ compensation, are fully vested and expire on June 30, 2014.

d)
On March 31, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 6,569 shares of common stock at $2.74 per share. The options were granted to an independent director for directors’ compensation, are fully vested and expire on March 31, 2014.

During the year ended December 31, 2008, the Company granted stock options as follows:

a)
On December 31, 2008, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 7,347 shares of common stock at $2.45 per share. The options were granted to an independent director for directors’ compensation, are fully vested and expire on December 31, 2013.

b)
On October 6, 2008, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 200,000 shares of common stock at $1.45 per share. The options were granted to an independent director and vest 25% each year over a four year period with each tranche expiring five years after the respective vesting period.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

During the year ended December 31, 2007, the Company granted stock options as follows:

a)
On December 14, 2007, the Company granted incentive stock options under the 2007 Plan for the purchase of 50,000 shares of common stock at $1.75 per share. The incentive stock options were granted to an employee, are fully vested and were set to expire on December 14, 2009.

As discussed below, on November 5, 2009, the Company extended the term of these options for an additional three years.

b)
On December 14, 2007, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 50,000 shares of common stock at $1.75 per share. The nonqualified stock options were granted to a consultant, are fully vested and were set to expire on December 14, 2009.

As discussed below, on November 5, 2009, the Company extended the term of these options for an additional three years.

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

Expenses for the years ended December 31, 2009, 2008 and 2007 related to vesting and granting of stock options were $103,071, $27,885 and $233,286, respectively and are included in general and administrative expense.  The Company recorded $61,786 in stock option modification expense for two employees during the year ended December 31, 2009. The Company recorded $36,457 in stock option modification expense for one employee during the year ended December 31, 2008. No stock option modifications occurred during the year ended December 31, 2007.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options – During the year ended December 31, 2009, the Company granted stock options to directors totaling 35,086, with a weighted average exercise price of $2.05 per share.  During the years ended December 31, 2008 and 2007, the Company granted stock options to employees and directors totaling 207,347 and 182,946, respectively, with a weighted average exercise price of $1.49 and $2.76 per share, respectively.  As of December 31, 2009, stock options outstanding totaled 2,680,633 with a weighted average exercise price of $1.20 per share.

On November 5, 2009, the Company extended the term of stock options previously issued to one employee and one outside consultant for 50,000 shares of common stock each for an additional 3 years. The Company accounted for the impact of the amended stock option grant as a stock option modification under ASC 718. As a result of the modification, the Company recognized $61,786 of additional stock-based compensation expense due to the increase in the fair market value of this stock option grant that is recorded in general and administrative expense.

On May 30, 2008, the Company extended the term of stock options previously issued to an employee for 50,000 shares of common stock for an additional 3 years. The Company accounted for the impact of the amended stock option grant as a stock option modification under ASC 718. As a result of the modification, the Company recognized $36,457 of additional stock-based compensation expense due to the increase in the fair market value of this stock option grant that is recorded in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	3,870,000	$0.77
Options granted and assumed	182,946	2.76
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	(400,000)	0.25

Balance, December 31, 2007	3,652,946	0.93
Options granted and assumed	207,347	1.49
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	(300,000)	0.25

Balance, December 31, 2008	3,560,293	1.02
Options granted and assumed	35,086	2.05
Options expired	(57,246)	2.53
Options cancelled, forfeited	(57,500)	2.32
Options exercised	(800,000)	0.25

Balance, December 31, 2009	2,680,633	$1.20

The Company estimates the fair value of these options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2009	2008	2007

Dividend yield	—	—	—
Expected volatility	72.67% - 104.25%	76.59%	76.59%
Risk-free interest rate	1.67% to 3.39%	1.55% to 3.48%	2.88% to 4.68%
Expected life (years)	2.75 to 4.25	4.25 to 9	2 to 4.25

The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

For stock options awarded during 2009 and 2008, the expected volatility is based on the historical volatility levels on our common stock. For stock options awarded prior to 2008, the Company estimated expected volatility using a representative peer group average, because of limited historical equity transactions of the Company. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2006	125,000	$0.79
Options granted	—	—
Options vested	(75,000)	0.21
Options cancelled

Unvested, December 31, 2007	50,000	0.21
Options granted	200,000	0.79
Options vested	(50,000)	0.21
Options cancelled	—	—

Unvested, December 31, 2008	200,000	0.79
Options granted	—	—
Options vested	(50,000)	0.64
Options cancelled	—	—

Unvested, December 31, 2009	150,000	$0.84

As of December 31, 2009, there was $69,514 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows: 2010 - $39,873, 2011 - $21,598, and 2012 - $8,043.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the year ended December 31, 2009:

Number of Options Granted During 2009	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
35,086	Equals	$2.05	$1.60 to $2.74	$0.98
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

35,086	Equals	$2.05	$1.60 to $2.74	$0.98

The following table summarizes information about options granted during the year ended December 31, 2008:

Number of Options Granted During 2008	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
207,347	Equals	$1.49	$1.45 to $2.45	$0.80
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

207,347	Equals	$1.49	$1.45 to $2.45	$0.80

The following table summarizes information about options granted during the year ended December 31, 2007:

Number of Options Granted During 2007	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
182,946	Equals	$2.76	$1.75 to $4.04	$0.44
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

182,946	Equals	$2.76	$1.75 to $4.04	$0.44

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the year ended December 31, 2009, the Company granted stock warrants related to common stock issued through a private placement totaling 6,039,298 with a strike price of $1.85 per share. Stock warrants totaling 301,965 were issued to brokers of the private placement with a strike price of $1.85 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

On November 12, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants from the February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to November 12, 2012 and (ii) the exercise price of the private placement warrants has been decreased to $1.85 per share. In all other respects, the terms and conditions of the warrants remain the same.

The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

During the year ended December 31, 2009, the Company issued stock options for 35,086 shares of common stock to a director with an exercise price ranging from $1.60 to $2.74 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the year ended December 31, 2008, the Company granted stock warrants related to common stock issued through a private placement totaling 1,640,625 with a strike price of $2.40 per share. The strike price of all 2008 warrants was subsequently amended to $1.85 per share.

The value of the warrants was allocated against additional paid in capital as part of the overall offering cost of the private placement.

On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants.

On April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend and restate the call provisions in the private placement warrants further so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original dates of issuance.  As a result: (v) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (vi) the broker warrants will not have call provision, and (vii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

The Company determined that the amendment to extend the expiration date of the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

During the year ended December 31, 2008, the Company issued stock options for 207,347 shares of common stock to a director with an exercise price ranging from $1.45 to $2.45 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options/warrants – During the year ended December 31, 2007, the Company granted stock warrants related to common stock issued through private placements totaling 3,660,917 with a strike price of $4.50 per share and 1,562,500 with a strike price of $2.40 per share. Stock warrants totaling 178,345 were issued to underwriters of the private placement with a strike price of $4.50 per share. The strike price of all 2007 warrants was subsequently amended to $1.85 per share.

The value of the warrants was allocated against additional paid-in capital as part of the overall offering cost of the private placement.

During the year ended December 31, 2007, the Company issued stock options for 182,946 shares of common stock to three officers, two employees and a consultant with a strike price ranging from $1.75 to $4.04 per share.

The following table summarizes information about options/warrants granted during the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	20,160,000	$0.51
Options/warrants granted and assumed	5,584,708	3.86
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	(800,000)	0.45

Balance, December 31, 2007	24,944,708	1.26
Options/warrants granted and assumed	1,847,972	2.30
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	(4,190,000)	0.62

Balance, December 31, 2008	22,602,680	1.11
Options/warrants granted and assumed	6,376,349	1.85
Options/warrants expired	(57,246)	2.53
Options/warrants cancelled, forfeited	(57,500)	2.32
Options/warrants exercised	(800,000)	0.25

Balance, December 31, 2009	28,064,283	$1.16

10.	SHAREHOLDER RIGHTS PLAN

The Company adopted a Shareholder Rights Plan (the “Rights Plan”) in August 2009 to protect shareholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its shareholders.  Under the plan, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its shareholders.

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

Land Lease – Wastewater Effluent

CML assumed a lease as lessor on February 15, 2007 that was entered into by TI on August 25, 2004 with the Town of Clarkdale, AZ (Clarkdale). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

The term of the lease is 5 years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of twenty five (25) years measured from the date of the lease, the Company has a continuing right to purchase Class B, and if available, Class A at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2009, 2008 and 2007,

	December 31, 2009	December 31, 2008	December 31, 2007

Income tax benefit at statutory rates	$(2,569,623)	$(1,864,221)	$(1,254,833)
Non-deductible and other	(99,015)	6,460	4,807
Change in valuation allowance	77,147	80,303	119,193
Rate change	—	—	50,458

Income tax benefit	$(2,591,491)	$(1,777,458)	$(1,080,375)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009	December 31, 2008
Deferred income tax assets

Net operating loss carryforward	$7,169,190	$4,742,104
Option compensation	412,058	349,412
Reclamation bond	68,590	68,590
Property, plant & equipment	164,405	—

Gross deferred income tax asset	7,814,243	5,160,106
Valuation allowance	(480,648)	(403,501)

	7,333,595	4,756,605
Deferred income tax liabilities

Property, plant & equipment	—	14,501
Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$47,863,870	$50,455,361

A valuation allowance for deferred tax related to option compensation and the reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2009 and December 31, 2008.

Deferred income tax liability was recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (continued)

The resulting estimated future federal and state income tax liability associated with the temporary difference between the acquisition consideration and the tax basis as computed in accordance with ASC 740 is reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions.

The Company had cumulative net operating losses of approximately $18,866,291 and $12,483,109 as of December 31, 2009 and December 31, 2008, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2029.

State Income Tax Allocation

The Company has elected to file consolidated tax returns with federal and Arizona tax authorities.  Tax attributes are computed using an allocation and apportionment formula as outlined in Arizona tax law.  The  Company computes its tax provision using its statutory federal rate plus a state factor that includes the Arizona statutory rate, the current apportionment percentage, which is then reduced by the federal tax benefit that would be obtained upon payment of the computed state taxes.

For the years ended December 31, 2009, 2008 and 2007, the state income tax benefit which is included in the total tax benefit was $354,125, $255,840 and $139,135, respectively.

The Company had cumulative net operating losses of approximately $10,148,277 and $5,325,797 as of December 31, 2009 and December 31, 2008, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will be expiring between 2013 and 2015.

Tax Returns Subject to Examination

The Company and its subsidiary file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2005. While the Company believes its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada.  The lease terms expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. Monthly rent was decreased from $4,900 per month to $4,000 per month beginning in August 2009 due to less office space leased.

Rental expense resulting from this operating lease agreement was $54,300, $58,800 and $46,700 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

b)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the net smelter returns (“NSR”) on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (i) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000 or (ii) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000; and,

c)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Advance Royalty shall continue for a period of ten (10) years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end forever.

Clarkdale Slag Project royalty agreement NMC – Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project

Development agreement – In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the “Road”). The purpose of the Road is to provide the Company the capability to transport supplies, equipment and products to and from the Slag Project site efficiently and to meet stipulations of the Conditional Use Permit (CUP) for the full production facility at the Clarkdale Slag Project.

The timing of the development of the Road is to be within two years of the effective date of the agreement. The effective date shall be the later of (i) 30 days from the approving resolution of the agreement by the Council, (ii) the date on which the Town obtains a connection dedication from separate property owners who have land that will be utilized in construction of the Road, or (iii) the date on which the Town receives the proper effluent permit. The contingencies outlined in (ii) and (iii) above are beyond control of the Company.

The Company estimates the initial cost of construction of the Road to cost approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At December 31, 2009 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2009, the Company did not have material deposits in excess of FDIC insured limits.

15.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2009, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to approximately $1,355,136.

For the year ended December 31, 2008, the Company purchased services from two major vendors, Talson Corporation and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $2,123,096 and $1,476,744, respectively.

16.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, 2008 and 2007, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2009, the Company incurred total fees and reimbursement of expenses to NMC of $360,000 and $116,145, respectively. At December 31, 2009, the Company had an outstanding balance due to NMC of $167,905.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS (continued)

During the years ended December 31, 2009, 2008 and 2007, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $139,011, $83,213 and $31,277 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company also reimbursed expenses to CMOW of $120 and $1,144 for the years ended December 31, 2008 and 2007, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The direct benefit to Mr. Williams was $61,165, $22,468 and $11,260 of the above CMOW fees and expenses for the years ended December 31 2009, 2008 and 2007, respectively. The Company had an outstanding balance due to CMOW of $26,785, $14,575 and $2,244 as of December 31, 2009, 2008 and 2007, respectively.

17.	GAIN FROM DISCONTINUED OPERATIONS

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable dating back to 2003 and prior (the “Phage Payables”). All of these Phage Payables were incurred in the United Kingdom (“UK”). These expenses were related to business operations which were discontinued in February 2005. In 2009, the Company updated its internal review of the status of the Phage Payables and recorded a $270,457 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while the Company operated outside the United States and the losses are not included in the Company’s net operating losses.

18.	UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2009
Expenses	$1,572,226	$1,729,975	$1,822,933	$1,876,053
Loss from operations	(1,572,226)	(1,729,975)	(1,822,933)	(1,876,053)
Net loss	(980,055)	(1,078,329)	(1,136,489)	(940,551)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Year Ended December 31, 2008
Expenses	$1,063,035	$1,412,342	$1,415,440	$1,251,140
Loss from operations	(1,063,035)	(1,412,342)	(1,415,440)	(1,251,140)
Net loss	(592,696)	(859,735)	(910,900)	(765,055)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                      Controls and Procedures

Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Searchlight Minerals Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Searchlight Minerals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity and cash flows for each of the years ended in the three year period ended December 31 2009 of Searchlight Minerals Corp., and our report dated March 10, 2010 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 10, 2010
Bakersfield, California

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                      Other Information

Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on December 15, 2009, the following individuals were elected as our Class II and Class III directors and received the number of votes set opposite their respective names:

Name and Class	Votes For	Votes Against	Votes Withheld
Harry B. Crockett (Class II)	59,356,764	0	11,180,828
Carl S. Ager (Class II)	68,244,148	0	2,293,444
Robert D. McDougal (Class III)	68,048,268	0	2,489,324
Martin B. Oring (Class III)	69,043,515	0	1,494,077

In addition, at the annual meeting, the following proposals received the number of votes set opposite the respective proposals:

Proposals	Votes For	Votes Against	Abstentions
Authorization of class of up to 40,000,000 shares of preferred stock	55,092,599	15,431,243	13,750

Amendment and restatement of articles of incorporation to limit liability of directors and officers and permit indemnification of directors, officers and certain other persons	68,828,068	761,100	948,424

Adoption of 2009 Stock Incentive Award Plan and reservation of up to 3,250,000 shares for issuance thereunder	67,431,748	2,214,020	891,824

Adoption of 2009 Equity Incentive Plan for Directors and reservation of up to 750,000 shares for issuance thereunder	67,603,215	2,044,553	889,824

Ratification of appointment of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as independent registered public accounting firm for the year ending December 31, 2009	69,202,738	430,030	904,824

All of the foregoing proposals were adopted at the annual meeting by the vote of the stockholders, other than the proposal to authorize a class of up to 40,000,000 shares of preferred stock.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 11.                      Executive Compensation

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

Item 14.                      Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of US Warrant Certificate dated February 23, 2007, as amended (4)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007, as amended (4)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.6	Form of Warrant Certificate dated March 22, 2007, as amended (4)
4.7	Form of Broker’s Warrant Certificate dated March 22, 2007, as amended (4)
4.8	Form of Warrant Certificate, dated December 26, 2007, as amended (4)
4.9	Form of US Warrant Certificate, dated February 7, 2008, as amended (4)
4.10	Form of Non-US Warrant Certificate, dated February 7, 2008, as amended (4)
4.11	Form of Common Stock Purchase Warrant, dated November 12, 2009 (4)
4.12	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (5)
10.1	2002 Nonqualified Stock Option Plan (6)
10.2	2003 Nonqualified Stock Option Plan (7)
10.3	2009 Stock Incentive Award Plan, adopted December 15, 2009 (8)
10.4	2009 Stock Incentive Plan for Directors, adopted December 15, 2009 (8)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.6	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (9)
10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (9)
10.9
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Farrell Drozd, Michael I. Matheson, and Pass Minerals Inc. dated February 8, 2005 (9)

10.10	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Britti Gold Inc. dated February 8, 2005 (9)
10.11
Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., Michael D. Anderson, Geosearch Inc., Patrick I. Matheson, and Geotech Mining Inc. dated February 8, 2005 (9)

10.12	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., Kiminco Inc., Pass Minerals Inc., and Gold Crown Inc. dated February 8, 2005 (9)
10.13	Engagement Letter dated June 17, 2005 between Searchlight Minerals Corp. and Clarion Finanz AG (10)
10.14	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Pilot Plant Inc. (10)
10.15	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Bear Dog Mines Inc. (10)
10.16	Extension Agreement dated effective June 22, 2005 among Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. (10)
10.17
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

10.20	Extension Agreement dated effective June 22, 2005 among Searchlight Minerals Corp., K. Ian Matheson, Searchlight Minerals, Inc. and Gold Crown Minerals Inc. (10)
10.21	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (11)
10.22	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (12)
10.23	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (13)
10.24	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated September 6, 2005 (12)
10.25	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (13)
10.26	Employment Agreement between Searchlight Minerals Corp. and Ian R. McNeil dated as of January 1, 2006 (14)
10.27	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (15)
10.28	2007 Stock Option Plan (16)
10.29	Engineering Services Agreement dated as of May 1, 2006 with Cimetta Engineering and Construction Co. (17)
10.30	Office Suite Lease Agreement between Burnett & Williams Executive Suites and Searchlight Minerals Corp. dated July 20, 2006 (18)
10.31	Contract for Engineering Services dated March 21, 2005 (18)
10.32
Contract for Drilling Services dated May 23, 2006 between Boart Longyear Company and Searchlight Minerals Corp. and Contact for Services dated October 17, 2005 between Boart Longyear Company and Searchlight Minerals Corp. (18)

10.33	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (19)
10.34	Notice of Exercise Option (20)
10.35	Amendment No. 1 to Letter Agreement dated February 15, 2007 (5)
10.36	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (21)
10.37	Special Warranty Deed dated February 15, 2007 (21)
10.38	Bill of Sale dated February 15, 2007 (21)
10.39	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (21)
10.40	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (21)
10.41	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (21)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian R. McNeil. (22)

10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (22)
10.44	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (22)
10.45	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (23)
10.46	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(23)
10.47	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(23)
10.48	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(24)
10.49	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (25)
10.50	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (26)
10.51	General Contractor Agreement, dated May 4, 2007 (and addendums thereto) between the Company and Talson Corporation (27)
10.52	Engineering Services Agreement, dated April 4, 2006 (and addendum thereto) between the Company and Cimetta Engineering and Construction Co., Inc. (27)
10.53	Agreement for Architectural Services, dated November 14, 2005 (and addendum thereto) between the Company and Architecture Works Inc. (27)
10.54	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (1)
10.55	Independent Contractor Agreement with Donald Wohl, dated May 1, 2008 (1)
10.56	General Contractor Agreement, dated August, 2008 (and addendums thereto) between the Company and Talson Corporation (1)
10.57	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (5)
14.1	Code of Ethics (28)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Dr. Richard F. Hewlett
23.2	Consent of Nanominerals Corp.
23.3	Consent of Mountain States R&D International Inc.
23.4	Consent of Independent Mining Consultants, Inc.
23.5	Consent of Arrakis, Inc.
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation
23.7	Consent of Scott W. Lindsay
23.8	Consent of Canadian Environmental & Metallurgical Inc.
23.9	Consent of SGS Lakefield Research Limited
23.10	Consent of Kyle L. Tingle, CPA, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (28)
99.2	Disclosure Committee Charter (29)
99.3	Related Party Transactions Policy (30)

__________________________________

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2009.
(5)
Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.

(6)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(7)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(16)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2008.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(27)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-132929) filed on July 17, 2008.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(29)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(30)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.
Date: March 12, 2010	a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	March 12, 2010
Ian R. McNeil	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	March 12, 2009
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 12, 2010
Melvin L. Williams	(Principal Accounting Officer)

Director
Harry B. Crockett

/s/ ROBERT D. MCDOUGAL	Director	March 12, 2010
Robert D. McDougal

/s/ MARTIN B. ORING	Director	March 12, 2010
Martin B. Oring

/s/ JORDAN M. ESTRA	Director	March 12, 2010
Jordan M. Estra