Form 10-K/A
period 2009-12-31
Searchlight Minerals Corp.
filed 2010-04-30
CIK 1084226

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

The number of shares of common stock of the issuer outstanding as of April 29, 2010 was 118,783,373.

EXPLANATORY NOTE

Searchlight Minerals Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010, for the sole purpose of including the disclosures required by Part III of Form 10-K, as set forth below, which disclosures we had originally intended to incorporate by reference to our definitive proxy statement.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements and other financial disclosures included in our Annual Report on Form 10-K. No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K.  Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including as exhibits to this Amendment No. 1 certain currently dated certifications by our principal executive officer and principal financial officer and certain corporate governance documents adopted by us since the filing of the original Form 10-K.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and such other documents.

In this report, “we,” “us,” and “our” refer to Searchlight Minerals Corp. and its consolidated subsidiaries.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term.  The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders in 2010, 2012 and 2011, respectively.  At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal.  Our board presently consist of six directors.  Two directors serve in each class of directors.

Ian R. McNeil, our President, Chief Executive Officer and a member of our board of directors is the brother in law of Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  Other than for these relationships, none of our directors or executive officers are related to one another.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders.  The board of directors held 43 meetings and adopted five unanimous written consents in lieu of meetings in 2009.  Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Ian R. McNeil	Director (Class I), Chairman of the Board, Chief Executive Officer and President	37
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	35
Harry B. Crockett	Director (Class II)	67
Robert D. McDougal	Director (Class III)	77
Martin B. Oring	Director (Class III)	64
Jordan M. Estra	Director (Class I)	63
Melvin L. Williams	Chief Financial Officer	49

Ian R. McNeil, Chief Executive Officer, President and Director (Chairman of the Board).  Mr. McNeil has been a member of our board of directors since July 25, 2005 and our Chief Executive Officer and President since October 7, 2005.  He also serves as Chairman of the board.  Mr. McNeil has been involved in starting his own businesses and has worked in executive positions for both large and small companies. Mr. McNeil graduated with a Bachelor of Commerce degree from the University of Victoria in 1996.  In 1997, Mr. McNeil founded McNeil Enterprises, a British Columbia based small business consulting company that specialized in business plan creation and event management.  In 1998, Mr. McNeil co-founded a private furniture, manufacturing and retail company based in Langley, British Columbia.  From June 2003 until June 2007, Mr. McNeil served as president and a director of Nanominerals, one of our principal stockholders, which operates in the business of precious metal exploration and development.  During his time at Nanominerals, Mr. McNeil helped define much of the corporate strategy, raised money and ran the day to day operations.  Prior to joining Nanominerals, Mr. McNeil was the director of operations for the eSolutions division of Telus Corporation (2000-2003) a large telecommunications company based in Canada.  While at Telus, Mr. McNeil managed a team of over 100 people spread over three geographical offices.  Telus provides a wide range of wireline and wireless telecommunications products and services including data, Internet Protocol (IP), voice, video and entertainment services.  As an executive with experience in working with our company since 2005 and in founding other companies, we believe that Mr. McNeil contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors.  In addition, we believe that Mr. McNeil’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Carl S. Ager, Director, Vice President, Secretary and Treasurer.  Mr. Ager has been a member of our board of directors since July 25, 2005 and our Vice President, Secretary and Treasurer since October 7, 2005.  In 1997, Mr. Ager obtained his Bachelor of Applied Sciences – Engineering Geophysics degree from Queen’s University in Kingston, Ontario.  Since January, 2003, Mr. Ager has been President of CSA Management Corp, a private Nevada corporation which provides consulting services, including business planning and administration.  However, CSA has not had active operations since 2005.  Mr. Ager also served as Vice President and a director of Nanominerals from June 2003 until June 2007.  Prior to joining Nanominerals and CSA Management, Mr. Ager’s experience included working as an investment executive for Scotia McLeod, one of Canada’s leading full-service brokerage firms (2000-2002).  As an engineer and an executive with experience in working with natural resource companies, we believe that Mr. Ager contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors.  In addition, we believe that Mr. Ager’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Harry B. Crockett, Director.  Mr. Crockett has been a member of our board of directors since February 16, 2007.  Mr. Crockett is the managing member of Verde River Iron Company, LLC, a private Nevada limited liability company, which was our prior joint venture partner on the Clarkdale Slag Project and the prior owner of the Clarkdale Slag Project.  Mr. Crockett serves as a court appointed receiver serving various Superior Courts throughout California having served in this capacity over the last 15 years.  Mr. Crockett has previously served as an Executive Vice President of American Savings, specializing in troubled debt and troubled assets, as well as serving as Chairman of the Make a Wish Foundation of San Joaquin County, a charitable foundation serving the needs of terminally ill children.  Mr. Crockett holds a Bachelor of Arts degree from Golden Gate University in San Francisco, California and a California Real Estate Brokers license.  Mr. Crockett also has a pilot license with a single and multi engine land and instrument ratings.  As an executive with experience in banking and managing companies and his background with the Clarkdale Slag Project, we believe that Mr. Crockett contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors.  In addition, we believe that Mr. Crockett’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Robert D. McDougal, Director.  Mr. McDougal has been a member of our board of directors since July 25, 2005.  He is a Certified Public Accountant.  He began practicing public accounting in 1973 and established his own practice in 1981.  The major portion of the practice is with mining and mining related clients including public companies, private companies, partnerships and individuals.  He was a director and officer of GEXA Gold Corporation, a publicly traded mining company, from 1985 to 2001.  Mr. McDougal was one of the founders of Millennium Mining Corporation which has been merged into Gold Summit Corporation, a publicly traded company.  He is the managing partner of GM Squared, LLC, which holds numerous mining claims. He also serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties, of which Nanominerals is the principal stockholder.  He served on the Nevada Society of Certified Public Accountants Committee on Natural Resources for seven years, four years as chairman.  Prior to this time, Mr. McDougal served 20 years in the United States Air Force, retiring with the rank of Major.  Following his retirement from the United States Air Force, Mr. McDougal obtained a Bachelor of Arts degree in accounting from the University of Nevada, Reno, graduating with distinction.  As an accountant and an executive with experience in working with mining companies and as an Audit Committee financial expert, we believe that Mr. McDougal contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors.  In addition, we believe that Mr. McDougal’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Martin B. Oring, Director.  Mr. Oring has been a member of our board of directors since October 6, 2008.  Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001.  Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations.  From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations.  From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions.  From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury).  Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies.  When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury).  Mr. Oring is also currently a director of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company.  Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations.  He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology.  As a financial planner and an executive with experience in banking and finance, and as an Audit Committee financial expert, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our board of directors.  In addition, we believe that Mr. Oring’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Jordan M. Estra, Director.  Mr. Estra has been a member of our board of directors since March 1, 2010.  Since May 2009, Mr. Estra has been the Managing Director of Private Equity at Sutter Securities Incorporated in San Francisco, California and Boca Raton, Florida, where he specializes in raising capital for emerging natural resource companies.  Since February 12, 2010, Mr. Estra has also served as a director of Ensurge Inc., a mining investment company that is seeking gold mining opportunities in Brazil.  From October 2009 through December 2009, Mr. Estra served as the Chief Executive Officer of Signature Exploration and Production Corp.  From April 2007 to April 2009, Mr. Estra was a Managing Director of Investment Banking with Jesup & Lamont Securities, Inc.  Mr. Estra was a Senior Vice President of Investment Banking with Dawson James Securities, Inc. from September 2006 to March 2007 and a Managing Director of Healthcare Investment Banking with Stanford Financial Group from June 2003 to September 2006.  From 1986 to 2003 Mr. Estra held senior research and/or investment banking positions with a number of brokerage and investment banking firms.  From 1971 to 1986 Mr. Estra held various positions in finance, corporate strategic planning and marketing with AMAX, Inc., a global natural resources leader with interests in precious metals, copper, lead, zinc, coal, oil and gas, molybdenum, tungsten and iron ore.  He served as Assistant to the Chairman and was Vice President of Marketing and Strategic Planning when he resigned in 1986 to pursue a career on Wall Street.  Mr. Estra graduated with High Distinction from Babson College with a degree in International Economics and with Honors from the Columbia University Graduate School of Business with an MBA in Finance.  He holds Series 7, 24, 63, 86 and 87 securities licenses.  As an investment banker and an executive with experience in working with natural resource companies and as an Audit Committee financial expert, we believe that Mr. Estra contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors.  In addition, we believe that Mr. Estra’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Consultants

Nanominerals Corp. (“Nanominerals”) is a private Nevada corporation principally engaged in the business of mineral exploration.  We have engaged Nanominerals as a consultant to provide us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  Dr. Charles A. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations.  The following sets forth certain biographical information with respect to Dr. Ager:

Dr. Charles A. Ager is a geophysical engineer with approximately 40 years of experience in the areas of mining discovery and production.  He is a registered geophysicist in the State of California and a registered professional engineer and professional geoscientist in British Columbia, Canada.  Dr. Ager received a PhD degree in geophysics from the University of British Columbia in 1974 and a Masters of Science degree from the University of British Columbia in 1972.  He received his undergraduate degree in mathematics and physics from California State University, Sacramento in 1968.  Dr. Ager has been associated with Nanominerals from 1988 until present.  Dr. Ager was the Chairman of ABM Mining Group from 1979 until 1988, when it was acquired by Northgate Mining.  ABM Mining Group was involved in providing technical and financial assistance in building and operating medium sized mining companies.  Project duties included property acquisition, exploration, permitting, development, production and finance.  Dr. Ager also was the President of the Ager Group of Geotechnical Companies from 1968 to 1979.  The Ager Group of Geotechnical Companies was involved in providing technical and financial assistance for exploration and development projects in Canada, the United States, Africa and the Far East.  Project work included the use of water, ground and air surveys in the exploration for oil and gas, coal, industrial minerals and base and precious metals.  Dr. Ager is a member of the Association of Professional Engineers and Geoscientists of British Columbia, Canada, the Society of Exploration Geophysicists and the Society of Mining, Metallurgy and Exploration.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business or banking.  They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.  Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us.  Each director must represent the interests of all stockholders.  When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors.  In addition to considering an appropriate balance of knowledge, experience and capability, the board of directors has as an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have six members on our board of directors.  We believe that each of Martin B. Oring and Jordan M. Estra is independent under the criteria established by Section 803A of the NYSE Amex LLC (“AMEX”) Company Guide for director independence, but that none of the remaining four members are independent.  The AMEX criteria include various objective standards and a subjective test.  A member of the board of directors is not considered independent under the objective standards if, for example, he or she is employed by us.  Mr. McNeil and Mr. Ager are not independent because they are our employees.

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

For Messrs. Oring and Estra, we believe that each did not have any transactions or other relationships which would have exceeded the AMEX objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

With respect to our other four directors, we believe that we have ongoing business relationships with these directors or their affiliates which would not satisfy the AMEX subjective standards regarding the exercise of independent judgment in carrying out the responsibilities of a director.

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

Because we currently only have two independent directors, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit independent persons to our board of directors.

Although we only have two independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests of those of our management or their affiliates.  These could include:

•	competing for the time and attention of management,

•	potential interests of management in competing investment ventures, and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

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

Committees of the Board Of Directors

Audit Committee.  We have an Audit Committee and an audit committee charter.  Our Audit Committee is presently comprised of Robert D. McDougal, Martin B. Oring and Jordan M. Estra.  Mr. McDougal is the Chairman of the Audit Committee.  Each of Messrs. Oring and Estra is an independent director.  However, Mr. McDougal is not an independent director.  We believe that each of Messrs. Estra, McDougal and Oring qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).  On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy.  The purpose of the amendments to the audit committee charter is to expand on the role of the Audit Committee’s relationship with external auditors and the primary committee responsibilities.  The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large.  The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.  A copy of our audit committee charter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2006.  Our Audit Committee is responsible for:

•	selecting, hiring and terminating our independent auditors,

•	evaluating the qualifications, independence and performance of our independent auditors,

•	approving the audit and non-audit services to be performed by our independent auditors,

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies,

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters,

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters,

•	reviewing with management and our independent auditors, any earnings announcements and other public announcements regarding our results of operations,

•	preparing the Audit Committee report that the SEC requires in our annual proxy statement,

•	engaging outside advisors, and

•	authorizing funding for the outside auditor and any outside advisors engaged by the Audit Committee.

Compensation Committee.  We have a Compensation Committee and have adopted a Compensation Committee charter.  Our Compensation Committee assists our board of directors in determining and developing plans for the compensation of our officers, directors and employees.  Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers,

•	reviewing the performance objectives and actual performance of our officers, and

•	administering our stock option and other equity compensation plans.

Our Compensation Committee is comprised of Robert D. McDougal, Martin B. Oring and Jordan M. Estra.  Mr. McDougal is the Chairman of the Compensation Committee.  Each of Messrs. Oring and Estra is an independent director.  However, Mr. McDougal is not an independent director.

Nominating and Governance Committee.  We have a Nominating and Governance Committee and have adopted a Nominating and Governance Committee charter.  Our Nominating and Governance Committee will assist the Board of Directors by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, establishing, evaluating and overseeing our corporate governance guidelines, and recommending compensation plans for our directors.  Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board of Directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees,

•	establishing a policy for considering stockholder nominees for election to our Board of Directors,

•	evaluating and recommending candidates for election to our Board of Directors; and

•	recommending and determining the compensation of our directors.

Our Nominating and Governance Committee is comprised of Robert D. McDougal, Martin B. Oring and Jordan M. Estra.  Mr. Estra is the Chairman of the Nominating and Governance Committee.  Each of Messrs. Oring and Estra is an independent director.  However, Mr. McDougal is not an independent director.

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

Our Disclosure Committee is presently comprised of Carl S. Ager, Ian R. McNeil, Robert D. McDougal, Martin B. Oring and Jordan M. Estra.  Mr. McDougal is the Chairman of the Disclosure Committee.  Each of Messrs. Oring and Estra is an independent director.  However, none of Messrs. Ager, McNeil or McDougal is an independent director.

Board Leadership Structure and Risk Oversight

Our board of directors has an integrated structure in which the roles of Chairman and Chief Executive Officer are combined and an independent lead director has been appointed.  The board has determined that only two of our non-management directors are independent.  The board of directors appointed Martin B. Oring as the board’s independent lead director.  The independent lead director presides at the executive sessions of the non-management directors and at all board meetings at which the Chairman is not present, serves as liaison between the Chairman and the independent directors, frequently communicates with the Chief Executive Officer, calls meetings of the independent directors, obtains board member and management input and sets the agenda for the board with the Chief Executive Officer, approves meeting schedules to assure there is sufficient time for discussion of all agenda items, works with the Chief Executive Officer to ensure the board members receive the right information on a timely basis, stays current on major risks and focuses the board members on such risks, molds a cohesive board, works with the Audit Committee and Compensation Committee to evaluate board and committee performance, facilitates communications among directors, assists in recruiting and retention for new board members, ensures that committee structure and committee assignments are appropriate and effective, ensures outstanding governance processes, and leads discussions regarding Chief Executive Officer performance, personal development and compensation.

The board has had several years of successful experience with a leadership structure in which the roles of Chairman and Chief Executive Officer are combined, and has determined that this structure, together with a very active and involved independent lead director, is most appropriate and effective for us.  The board believes that this structure promotes greater efficiency, within the context of an active and independent board, through more direct communication of critical information from management to the board and from the board to management.  In addition, the Chief Executive Officer’s extensive knowledge of our business uniquely qualifies him, in close consultation with the independent lead director, to lead the board in assessing risks and focusing on the issues that are most material to us.

The board’s involvement in risk oversight includes receiving regular reports from members of senior management and evaluating areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputational risks.  The Audit Committee, pursuant to its charter, is responsible for overseeing the assessment of the business risk management process, including the adequacy of our overall control environment and controls in selected areas representing significant financial and business risk.  In carrying out this responsibility, the Audit Committee regularly evaluates our risk identification, risk management and risk mitigation strategies and practices.  In general, the reports identify, analyze, prioritize and provide the status of major risks to us.  In addition, the Compensation Committee regularly considers potential risks related to our compensation programs.  Further, the Disclosure Committee reviews the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Related Person Transactions Policy

On March 17, 2009, the board of directors adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest.  Related party transactions, which are limited to those described in this policy, are subject to the approval or ratification by the Audit Committee in accordance with this policy.

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

For purposes of the policy, “related party” means any of the following:

•	a director (which term when used therein includes any director nominee),

•	an executive officer,

•	a person known by us to be the beneficial owner of more than 5% of our common stock (a “5% stockholder”),

•	an entity which is owned or controlled by a person listed above, or an entity in which a person listed above has a substantial ownership interest or control of such entity, or

•	a person who is an immediate family member of any of the foregoing.

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

At each of its meetings, the Audit Committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction, and the benefits to us and to the relevant related party.  In determining whether to approve a related party transaction, the Audit Committee will consider, among other factors, the following factors to the extent relevant to the related party transaction:

•	whether the terms of the related party transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party,

•	whether there are business reasons for us to enter into the related party transaction,

•	whether the related party transaction would impair the independence of an outside director,

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

Under the policy, any “related party transaction” will be consummated or will continue only if:

•
the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party,

•	the transaction is approved by the disinterested members of the board of directors, or

•	if the transaction involves compensation, that such transaction is approved of by our Compensation Committee.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines which govern, among other things, Board member criteria, responsibilities, compensation and education, Board committee composition and charters and management succession.

Code of Ethics

Our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and all senior financial officers, are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

A Code of Ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•	full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer,

•	compliance with applicable governmental laws, rules and regulations,

•	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and

•	accountability for adherence to the code.

Rule 10b5-1 Plans

The board of directors has authorized directors and other executive officers who are subject to our stock-trading pre-clearance and quarterly blackout requirements, at their election, to enter into plans, at a time they are not in possession of material non-public information, to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1.  Rule 10b5-1 permits trading on a pre-arranged, “automatic-pilot” basis subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan.  Using these plans, officers and directors can gradually diversify their investment portfolios and spread stock trades over a period of time regardless of any material, non-public information they may receive after adopting their plans.  As a result, trades under 10b5-1 plans by our directors, and other executive officer may not be indicative of their respective opinions of our performance at the time of the trade or of our potential future performance.  The board believes that it is appropriate to permit directors and senior executives, whose ability to purchase or sell our common stock is otherwise substantially restricted by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information, to engage in pre-arranged trading in accordance with Rule 10b5-1.  Trades by our directors and executive officers pursuant to 10b5-1 trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC, as required by applicable law.

On November 25, 2009, one of our directors, Harry B. Crockett, entered into a Rule 10b5-1 trading plan to sell up to 1,000,0000 of his shares of our common stock.  As of April 29, 2010, 500,000 of these shares were sold pursuant to the trading plan.  Mr. Crockett informed us that this plan is part of his individual long-term strategy for asset diversification, tax and estate planning.  The Rule 10b5-1 plan is set up in accordance with Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions.

Stockholder Communication with Our Board of Directors

Our board of directors has established a process for stockholders to communicate with the board of directors or with individual directors.  Stockholders who wish to communicate with our board of directors or with individual directors should direct written correspondence to our Corporate Secretary at our principal executive offices located at 2441 West Horizon Ridge Pkwy., Suite 120, Henderson, Nevada, 89052.  Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock,

•	the name and address, as they appear on our books, of the stockholder sending such communication, and

•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2009, with the exception of the following:

•
Nanominerals, one of our principal stockholders and an affiliate of Ian R. McNeil and Carl S. Ager, who are our executive officers and members of our board of directors, was delinquent in the reporting of four transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to two transactions occurring prior to 2009 and two transactions occurring in 2009, and which were reported on a delinquent basis on three reports,

•
Dr. Charles Ager, an affiliate of Nanominerals, was delinquent in: (a) the filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) relating to an event occurring prior to 2009 and which was reported on a delinquent basis on a report filed in 2009, and (b) the reporting of six transactions on Form 4 (Statement of Changes in Beneficial Ownership of Securities) relating to transactions occurring prior to 2009 and which were reported on a delinquent basis on three reports,

•	Harry B. Crockett, one of our directors, was delinquent in the reporting of three transactions in 2009 on Form 4 which were reported on a delinquent basis on three reports,

•	Martin B. Oring, one of our directors, was delinquent in the reporting of six transactions in 2009 on Form 4 which were reported on a delinquent basis on five reports,

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of three transactions in 2009 on Form 4 which were reported on a delinquent basis on three reports, and

•	K. Ian Matheson, one of our principal stockholders, was delinquent in the reporting of 31 transactions in 2009 on Form 4 which were reported on a delinquent basis on eight reports.

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

Because of our size and due to our stage of development, we do not have an extensive executive compensation program.  Instead, we have a fairly simple executive compensation program that is intended to provide appropriate compensation for our executive officers.

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

In light of the above, since our company could develop in a number of directions, such as exploration only, or exploration with a producing mine, we have looked at a broad range of mining companies to establish our  compensation packages.  In general, these companies consisted of a mix of smaller to medium-sized public mining companies.  Most are at late stages of a mine development project or have either one or two operating mines.  Although many companies were considered for comparative purposes by our Compensation Committee, initially the Compensation Committee focused on the following companies as likely to be more relevant to our own as we develop: General Moly, Inc., Allied Nevada Gold Corp., Great Basin Gold Ltd., Gryphon Gold Corp. and Midway Gold Corp.  Each company’s publicly-disclosed information was compiled to provide data on executive compensation, including base pay, other cash compensation and stock-based compensation.  It is our intent to formulate executive compensation packages that are both representative of industry practices and are sufficient to attract and retain capable and experienced people.

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

2009 Executive Officer Compensation Components.  For the year ended December 31, 2009, the principal component of compensation for our executive officers was a base salary.

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

The Compensation Committee considered the lack of formal training of Mr. McNeil and Mr. Ager in the specific technicalities of mineral exploration, but determined that their general business management experience merited their compensation levels, and that we could engage technical mineral exploration specialists, as necessary and appropriate.  Mr. Williams’ increase reflected a change in his contract, increasing his time commitment to us from a range of 300-600 hours per year to 600-800 hours per year.  The Compensation Committee did not have a specific formula to determine the amount of the executive compensation.

The 2008 and 2009 salaries for our executive officers were not increased by mutual agreement between the board and the individual executives.  Continuing into 2010, the Compensation Committee decided to postpone most compensation adjustments for our executive officers due to the status of the development of our mineral properties and our focus of cash resources into those projects.

The following charts reflect changes in the base salaries of our executive officers between from 2007 to 2009:

Name	Principal Position	2008 Salary	2009 Salary	Base Salary % Change
Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	$190,000	0%

Melvin L. Williams	Chief Financial Officer	$130,000	$130,000	0%

Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$160,000	0%

Name	Principal Position	2007 Salary	2008 Salary	Base Salary % Change
Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	$190,000	0%

Melvin L. Williams	Chief Financial Officer	$130,000	$130,000	0%

Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$160,000	0%

Bonuses.  Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee.  For the year ended December 31, 2009, bonuses for executive officers were not authorized per their request.

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

Further, our 2009 Stock Incentive Award Plan (“2009 Incentive Plan”) provides for grants to our employees and service providers of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  The 2009 Incentive Plan authorizes the issuance of up 3,250,000 shares of common stock.

For the year ended December 31, 2009, equity awards for executive officers were not granted by mutual agreement between the board and the individual executives.

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

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, each of the 2007 Stock Option Plan and 2009 Incentive Plan was submitted to and approved by our stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards.  Grants of equity based compensation under each of the 2007 Stock Option Plan and 2009 Incentive Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on performance criteria set forth by our compensation committee, and if certain other requirements are satisfied as set forth under Section 162(m).  The compensation paid to any of our executive officers in 2009 did not exceed the $1 million threshold under Section 162(m). Thus, at the present time, neither we nor any of our executives are impacted by Section 162(m).

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

We account for equity compensation paid to our employees under the rules of Accounting Standards Codification 718, “Compensation-Stock Compensation” (ASC 718), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.  We have not tailored our executive compensation program to achieve particular accounting results.

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

Our current compensation and benefit plans are not subject to Section 409A.  We have reviewed our compensation arrangements with our executives and employees, and have determined that they are excepted from the requirements of Section 409A.  The severance provisions and discretionary bonus provisions under our Employment Agreements fall within the short-term deferral rules of Treasury Regulations Section1.409A-1(b)(4). The equity awards issued under each of the 2007 Stock Option Plan and 2009 Incentive Plan (both statutory and nonstatutory stock options) are excepted from Section 409A.  Statutory options under Internal Revenue Code Section 422 are not subject to Section 409A.  Likewise, the nonstatutory options are excepted from Section 409A under Treasury Regulations Section 1.409A-1(b)(5)(i)(A) because the exercise prices for all awards issued thereunder are the fair market value of the underlying stock on the date the option was granted and the options do not include any feature for the deferral of compensation other than deferral of recognition of income until the later of the exercise or disposition of the option or the date the options become substantially vested.  The underlying stock for all the options constitutes "service recipient stock" within the meaning of Treasury Regulation Section 1.409-A-1(b)(5)(iii).  If we adopt new compensation plans that constitute non-qualified deferred compensation, they will be operated in compliance with Section 409A and regulatory guidance issued by the Internal Revenue Service.

Compensation Committee Report.  The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2009.  This report is provided by the following directors, who comprise the committee:

Robert D. McDougal (Chairman)
Martin B. Oring
Jordan M. Estra

Summary Compensation Table

The following table sets forth all compensation received during the three years ended December 31, 2009 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.  These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ian R. McNeil,	2009	190,000	-	-	-	-	-	-	190,000
Director,	2008	190,000	-	-	-	-	-	-	190,000
President and	2007	179,750	-	-	40,643	-	-	-	220,393
CEO (2)

Carl S. Ager,	2009	160,000	-	-	-	-	-	-	160,000
Director, Vice	2008	160,000	-	-	-	-	-	-	160,000
President	2007	150,000	-	-	40,643	-	-	-	190,643
and
Secretary (3)

Melvin L. Williams,	2009	130,000	-	-	-	-	-	61,165	191,165
Chief Financial	2008	130,000	-	-	-	-	-	22,468	152,468
Officer (4)	2007	121,250	-	-	30,482	-	-	11,260	162,992

(1)
Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2009, rather than amounts realized by the named individuals.  See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2009 for our valuation assumptions for this expense.

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

(4)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006.  Mr. Williams entered into an employment agreement on June 14, 2006 pursuant to which he is paid an annual salary of $60,000.  On February 16, 2007, we increased the salary of Mr. Williams to $130,000.  Other compensation includes direct benefit to Mr. Williams of $11,260, $22,468 and $61,165 from fees incurred in 2007, 2008 and 2009, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services.  These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2009:

		Option Awards
Name and Position	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)
Ian R. McNeil	500,000	-	-	$0.44	11/21/10	-
Director, President	60,000	-	-	$1.70	4/7/11	-
and CEO	250,000	-	-	$2.40	6/6/11	-
	24,800	-	-	$4.04	2/16/12	–

Carl S. Ager	500,000	-	-	$0.44	11/21/10	-
Director, Vice	60,000	-	-	$1.70	4/7/11	-
President,	250,000	-	-	$2.40	6/6/11	-
Treasurer and	24,800	-	-	$4.04	2/16/12	-
Secretary

Melvin L. Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial	18,600	-	-	$4.04	2/16/12	-
Officer

None of our Named Executives acquired shares of common stock by the exercise of stock options during the year ended December 31, 2009.

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

The severance amounts are payable in cash, in a lump sum.  As of December 31, 2009, in the event of a qualifying termination, Mr. McNeil would have been entitled to cash payments totaling $95,000, Mr. Ager would have been entitled to cash payments totaling $80,000, and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2009.

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

Further, our 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”) provides for grants to our directors of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares.  The 2009 Directors Plan authorizes the issuance of up 750,000 shares of common stock.

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Martin B. Oring (4)	36,000	-	34,431	-	-	70,431
Robert D. McDougal (5)	36,000	36,000	-	-	-	72,000
Harry B. Crockett (6)	36,000	36,000	-	-	-	72,000

(1)
Amounts listed in these columns represent the compensation expense of stock awards and option awards recognized by us under Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718) for the year ended December 31, 2009, rather than the amounts realized by the named individuals.  See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2009 for our valuation assumptions for this expense.

(2)
The following stock option awards were made to the directors in the table in 2009, as computed in accordance with ASC 718: (i) 6,569 stock options with an exercise price and a grant date value of $2.74 per share (March 31, 2009), (ii) 7,377 stock options with an exercise price and a grant date value of $2.44 per share (June 30, 2009), (iii) 9,890 stock options with an exercise price and a grant date value of $1.82 per share (September 30, 2009), and (iv) 11,250 stock options with an exercise price and a grant date value of $1.60 per share (December 31, 2009).

(3)
The following stock awards were made to the directors in the table in 2009, as computed in accordance with ASC 718: (i) 6,569 shares with a grant date value of $2.74 per share (March 31, 2009), (ii) 7,377 shares with a grant date value of $2.44 per share (June 30, 2009), (iii) 9,890 shares with a grant date value of $1.82 per share (September 30, 2009), and (iv) 11,250 shares with a grant date value of $1.60 per share (December 31, 2009).

(4)
Mr. Oring joined our board of directors on October 10, 2008.  Mr. Oring held 242,433 stock options, which included 150,000 unvested stock options, at December 31, 2009.  We granted 35,086 stock options and no stock awards to Mr. Oring in 2009.

(5)	Mr. McDougal held 550,000 stock options and no unvested shares as stock awards, at December 31, 2009. We granted no stock options and 17,543 shares as stock awards to Mr. McDougal in 2009.

(6)	Mr. Crockett held no stock options and no unvested shares as stock awards, at December 31, 2009. We granted no stock options and 17,543 shares as stock awards to Mr. Crockett in 2009.

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

Our Articles of Incorporation include provisions for limiting liability of our directors and officers under certain circumstances and for permitting indemnification of directors, officers and certain other persons, to the maximum extent permitted by applicable Nevada law, including that:

•
no director or officer is individually liable to us or our stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer, provided, that the foregoing clause will not apply to any liability of a director or officer for any act or failure to act for which Nevada law proscribes this limitation and then only to the extent that this limitation is specifically proscribed,

•	any repeal or modification of the foregoing provision will not adversely affect any right or protection of a director existing at the time of such repeal or modification,

•
we are permitted to indemnify our directors, officers and such other persons to the fullest extent permitted under Nevada law.  Our current Bylaws include provisions for the indemnification of our directors, officers and certain other persons, to the fullest extent permitted by applicable Nevada law, and

•
with respect to the limitation of liability of our directors and officers or indemnification of our directors, officers and such other persons, neither any amendment or repeal of these provisions nor the adoption of any inconsistent provision of our Articles of Incorporation, will eliminate or reduce the effect of these provisions, in respect of any matter occurring, or any action, suit or proceeding accruing or arising or that, but for these provisions, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 29, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
	Ian R. McNeil	17,842,394	(2)(8)	14.89%
	Carl S. Ager	17,842,394	(3)(8)	14.89%
	Melvin L. Williams	174,600	(4)	*
	Robert D. McDougal	826,339	(5)	*
	Harry B. Crockett	7,156,107	(6)	6.02%
	Martin B. Oring	879,933	(7)	*
	Jordan M. Estra	209,000	(8)	*
	All officers and directors as a group (7 persons)	28,330,767		23.25%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,600,000	(9)	13.95%
	K. Ian Matheson 2215 Lucerne Circle Henderson, Nevada 89014	8,362,504	(10)	6.70%
	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,645,190	(9)(11)	14.83%
	Luxor Capital Group, LP 767 Fifth Avenue, 19th Floor New York, New York 10153	18,076,561	(12)	14.49%

* Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.  Percentage of ownership is based on 118,783,373 shares of common stock outstanding as of April 29, 2010.

(2)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Ian R. McNeil, our Chief Executive Officer and a member of our board of directors.  In addition, Mr. McNeil is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 200,000 shares of common stock.  However, Mr. McNeil does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. McNeil may be deemed to be a beneficial owner of the 16,400,000 shares and the 200,000 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, for purposes of Section 13(d) of the Exchange Act, Mr. McNeil disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (9) below.

(3)
Consists of 407,594 shares and options to acquire an additional 834,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 200,000 shares of common stock.  However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 200,000 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (9) below.

(4)	Consists of 56,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.
(5)
Consists of 238,155 shares held directly by Robert D. McDougal, 38,184 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 550,000 shares of our common stock.

(6)	Consists of 7,122,007 shares held by Harry B. Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 34,100 shares held directly by Mr. Crockett.
(7)
Consists of 455,000 shares held directly by Martin B. Oring, 105,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 319,933 shares of common stock held by Mr. Oring and his affiliated entities.

(8)
Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 205,000 shares of our common stock held by Mr. Estra and his affiliated entities.

(9)
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

(10)
Mr. Matheson beneficially owns 8,362,504 shares of common stock.  These shares include 1,140,002 shares held directly by K. Ian Matheson, 1,222,502 shares held by Mr. Matheson’s wife and related companies, warrants to purchase an additional 6,000,000 shares held directly by Mr. Matheson.

(11)
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

(12)
Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. (collectively, the “Luxor Group Funds”) and to an account it separately manages (the “Luxor Separate Account”).  The Funds beneficially own an aggregate of 11,905,895  shares of common stock and warrants to purchase up to an additional 6,000,000 shares of common stock.  The securities beneficially owned by the Funds are held directly owned, in various amounts, by Luxor Capital Partners, LP, Luxor Wavefront, LP and Luxor Capital Partners Offshore Master Fund, LP.  There are an additional 170,666 shares of common stock held in the Luxor Separate Account.  Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group.  Christian Leone is the managing member of Luxor Management.  Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd.  LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Funds.  Mr. Leone is the managing member of LCG Holdings.  Luxor Capital Group, Luxor Management and Mr. Leone may be deemed to be the beneficial owner of the 18,076,561 shares owned by the Funds and held in the Luxor Separate Account.  LCG Holdings may be deemed to be the beneficial owner of the 17,905,895 shares owned by the Funds.

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

Although our management intends to avoid situations involving conflicts of interest and is subject to a Code of Ethics, there may be situations in which our interests may conflict with the interests of those of our management or their affiliates.  These could include:

•	competing for the time and attention of management,

•	potential interests of management in competing investment ventures, and

•	the lack of independent representation of the interests of the other stockholders in connection with potential disputes or negotiations over ongoing business relationships.

Although we only have two independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

The following is a description of related party transactions in the three most recent fiscal years ended December 31, 2009.

Transactions with Certain Former Members of Management

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

Transactions with Nanominerals Corp. and Affiliates

General.  Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration.  Nanominerals does not have any employees and relies on third party consultants for the provision of services.  Nanominerals owns approximately 15.13% of our issued and outstanding shares of common stock.  Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals.  Two of our executive officers and directors, Carl S. Ager and Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals.  Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations.  Further, Messrs. Ager and McNeil have given an irrevocable proxy to Dr. Ager to vote their respective shares of Nanominerals during the time that Mr. Ager or Mr. McNeil, as the case may be, serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 200,000 common stock purchase warrants owned by Nanominerals.  Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager.  Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals.  Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Further, under the terms of the Assignment Agreement, we assumed the obligations of Nanominerals under the Joint Venture Agreement relating to the Clarkdale Slag Project, including the funding of a four phase program:

•	drilling and ore reserve studies (Phase 1),

•
a report of the commercial, technical and environmental feasibility of the processing and smelting of metals and other mineral materials from a deposit that is prepared in such depth and detail as would be acceptable to lending institutions in the United States, or a “bankable feasibility study” (Phase 2),

•	the construction of a commercial production facility to process slag materials, as recommended by the bankable feasibility study (Phase 3), and

•	the expansion of additional commercial production capacity to process slag materials (Phase 4).

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

•
We applied ASC 805-10-25-1 with regard to the acquisition of the joint venture interest in the Clarkdale Slag Project from Nanominerals.  We determined that the acquisition of the joint venture interest in the Clarkdale Slag Project did not constitute an acquisition of a business, as that term is defined in ASC 805-10-55-4, and we recorded the acquisition as a purchase of assets.

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

During the years ended December 31, 2007, 2008 and 2009, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project.  In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities.  For the year ended December 31, 2007, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $105,346, respectively.  For the year ended December 31, 2008, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $104,269, respectively.  For the year ended December 31, 2009, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $116,145, respectively.  At December 31, 2009, we had an outstanding balance due to Nanominerals of $167,905.

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

Transactions with Verde River Iron Company and Harry B. Crockett

Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company.  VRIC is an affiliate of our director, Harry B. Crockett.  As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we: (i) paid $10,100,000 in cash to VRIC, and (ii) issued 16,825,000 shares of our common stock to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.  The $10,100,000 cash payment to VRIC consisted of (i) $9,900,000 in connection with the acquisition of Transylvania and (ii) $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

Under the terms of our 2007 agreements to acquire Transylvania with VRIC, we have the following continuing obligations:

•
we agreed to continue to pay VRIC $30,000 per month (which amount we had previously paid to VRIC under the Joint Venture Agreement since June 2005) until the earlier of: (i) the date that is 90 days after we receive a bankable feasibility study, or (ii) the tenth anniversary of the date of the execution of the letter agreement,

•	we have agreed to pay VRIC $6,400,000 within 90 days after we receive a bankable feasibility study,

•
we have agreed to pay VRIC a minimum annual royalty of $500,000, commencing 90 days after we receive a bankable feasibility study, and an additional royalty consisting of 2.5% of the “net smelter returns” on any and all proceeds of production from the Clarkdale Slag Project.  The minimum royalty remains payable until the first to occur of: (1) the end of the first calendar year in which the percentage royalty equals or exceeds $500,000, or (2) February 15, 2017.  In any calendar year in which the minimum royalty remains payable, the combined minimum royalty and percentage royalty will not exceed $500,000, and

•
we have agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project after such time that we have constructed and are operating a processing plant or plants that are capable of processing approximately 2,000 tons of slag material per day at the Clarkdale Slag Project.  The acquisition agreement does not include a specific provision with respect to the periods at the end of which “net cash flow” is measured, once the production threshold has been reached.  Therefore, the timing and measurement of specific payments may be subject to dispute.  The parties intend to negotiate a clarification of this provision in good faith before the production threshold has been reached.

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

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance

2/15/07 Discounted Acquisition Liability				$2,501,187

Quarter Ended 3/31/07	$60,000	$17,942	$42,058	2,459,129
Quarter Ended 6/30/07	90,000	48,910	41,090	2,418,039
Quarter Ended 9/30/07	90,000	48,082	41,918	2,376,121
Quarter Ended 12/31/07	90,000	47,239	42,761	2,333,360

2007 Totals	330,000	162,173	167,827	2,333,360

Quarter Ended 3/31/08	90,000	46,378	43,622	2,289,738
Quarter Ended 6/30/08	90,000	45,499	44,501	2,245,237
Quarter Ended 9/30/08	90,000	44,603	45,397	2,199,840
Quarter Ended 12/31/08	90,000	43,690	46,310	2,153,530

2008 Totals	360,000	180,170	179,830	2,153,530

Quarter Ended 3/31/09	90,000	42,757	47,243	2,106,287
Quarter Ended 6/30/09	90,000	41,806	48,194	2,058,093
Quarter Ended 9/30/09	90,000	40,835	49,165	2,008,928
Quarter Ended 12/31/09	90,000	39,845	50,155	1,958,774

2009 Totals	$360,000	$165,244	$194,756	$1,958,774

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2009, 2008 and 2007, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit Milligan of $139,011, $83,213 and $31,277 for the years ended December 31, 2009, 2008 and 2007, respectively.  We also reimbursed expenses to Cupit Milligan of $120 and $1,144 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2009, we had an outstanding balance due to the firm of $26,785.  These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $61,165, $22,468 and $11,260 for the years ended December 31, 2009, 2008 and 2007, respectively.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties.  We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

We currently only have two independent directors and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit additional independent persons to our board of directors.  We intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 14.       Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation, our independent auditors for the years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees	$122,210	$80,436
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	34,643
Total	$122,210	$115,079

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees	$-	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	3,900
Total	$-	$3,900

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees,” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning, and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Form of US Warrant Certificate dated February 23, 2007, as amended (4)
4.3	Form of US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.4	Form of Non-US Warrant Certificate dated February 23, 2007, as amended (4)
4.5	Form of Non-US Broker’s Warrant Certificate dated February 23, 2007, as amended (4)
4.6	Form of Warrant Certificate dated March 22, 2007, as amended (4)
4.7	Form of Broker’s Warrant Certificate dated March 22, 2007, as amended (4)
4.8	Form of Warrant Certificate, dated December 26, 2007, as amended (4)
4.9	Form of US Warrant Certificate, dated February 7, 2008, as amended (4)
4.10	Form of Non-US Warrant Certificate, dated February 7, 2008, as amended (4)
4.11	Form of Common Stock Purchase Warrant, dated November 12, 2009 (4)
4.12	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (5)
10.1	2002 Nonqualified Stock Option Plan (6)
10.2	2003 Nonqualified Stock Option Plan (7)
10.3	2009 Stock Incentive Award Plan, adopted December 15, 2009 (8)
10.4	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (8)
10.5	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals Inc., Kiminco Inc., Pass Minerals Inc., Debra L. Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.6	Letter Agreement between Phage Genomics Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Pilot Plant Inc. dated February 8, 2005 (9)
10.7	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Bear Dog Mines Inc. dated February 8, 2005 (9)
10.8	Letter Agreement between Phage Genomics, Inc., Searchlight Minerals, Inc., K. Ian Matheson, and Gold Hunter Inc. dated February 8, 2005 (9)
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

10.33	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (19)
10.34	Notice of Exercise Option (20)
10.35	Amendment No. 1 to Letter Agreement dated February 15, 2007 (5)

10.36	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (21)
10.37	Special Warranty Deed dated February 15, 2007 (21)
10.38	Bill of Sale dated February 15, 2007 (21)
10.39	Agreement between Transylvania International, Inc. and Architecture Works Inc. (Reynold P. Radoccia, Architect) dated November 14, 2005 (21)
10.40	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (21)
10.41	Articles of Merger between Transylvania International, Inc. and Clarkdale Minerals LLC dated February 15, 2007 (21)
10.42	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Ian R. McNeil. (22)
10.43	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (22)
10.44	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (22)
10.45	Non-Exclusive Agency Agreement dated February 9, 2007 between Empire Financial Group, Inc. and Searchlight Minerals Corp. (23)
10.46	Agency Agreement dated January 30, 2007 between S&P Investors, Inc. and Searchlight Minerals Corp.(23)
10.47	Agency Agreement dated January 31, 2007 between Zuri Invest Limited and Searchlight Minerals Corp.(23)
10.48	Agency Agreement dated March 21, 2007 between D&D Securities Company and Searchlight Minerals Corp.(24)
10.49	Consulting Agreement dated January 31, 2008 between Searchlight Minerals Corp. and RJ Falkner and Company, Inc. (25)
10.50	Letter of Engagement with DCM Structured Finance dated September 6, 2007 (26)
10.51	General Contractor Agreement, dated May 4, 2007 (and addendums thereto) between the Company and Talson Corporation (27)
10.52	Engineering Services Agreement, dated April 4, 2006 (and addendum thereto) between the Company and Cimetta Engineering and Construction Co., Inc. (27)
10.53	Agreement for Architectural Services, dated November 14, 2005 (and addendum thereto) between the Company and Architecture Works Inc. (27)
10.54	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (1)
10.55	Independent Contractor Agreement with Donald Wohl, dated May 1, 2008 (1)
10.56	General Contractor Agreement, dated August, 2008 (and addendums thereto) between the Company and Talson Corporation (1)
10.57	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (5)
14.1	Code of Ethics (28)
21.1	List of Wholly Owned Subsidiaries (29)
23.1	Consent of Dr. Richard F. Hewlett (29)
23.2	Consent of Nanominerals Corp. (29)
23.3	Consent of Mountain States R&D International Inc. (29)
23.4	Consent of Independent Mining Consultants, Inc. (29)
23.5	Consent of Arrakis, Inc. (29)
23.6	Consent of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation (29)
23.7	Consent of Scott W. Lindsay (29)

23.8	Consent of Canadian Environmental & Metallurgical Inc. (29)
23.9	Consent of SGS Lakefield Research Limited (29)
23.10	Consent of Kyle L. Tingle, CPA, LLC (29)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (29)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934 (29)
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)
99.1	Audit Committee Charter (28)
99.2	Disclosure Committee Charter (30)
99.3	Related Party Transactions Policy (31)
99.4	Compensation Committee Charter
99.5	Nominating and Corporate Governance Charter
99.6	Corporate Governance Guidelines

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 13, 2009.
(5)
Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.

(6)	Filed with the SEC as an exhibit to our Form S-8 Registration Statement filed on April 10, 2002.
(7)	Filed with the SEC as an exhibit to our Form S-8 filed on June 30, 2003.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(9)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 15, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 24, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(12)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(16)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(17)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on August 14, 2006.
(18)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2/A (No. 333-133929) filed on October 30, 2006.
(19)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(20)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.

(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 5, 2007.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 29, 2007.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 21, 2008.
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 10, 2007.
(27)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A (No. 333-132929) filed on July 17, 2008.
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(29)	Previously filed as an exhibit to Form 10-K filed March 12, 2010.
(30)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(31)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ IAN R. MCNEIL
Ian R. McNeil
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. MCNEIL	Chief Executive Officer, President and Director	April 30, 2010
Ian R. McNeil	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	April 30, 2010
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	April 30, 2010
Melvin L. Williams	(Principal Accounting Officer)

Director
Harry B. Crockett

/s/ ROBERT D. MCDOUGAL	Director	April 30, 2010
Robert D. McDougal

/s/ MARTIN B. ORING	Director	April 30, 2010
Martin B. Oring

/s/ JORDAN M. ESTRA	Director	April 30, 2010
Jordan M. Estra