Form 10-Q
period 2010-03-31
Searchlight Minerals Corp.
filed 2010-05-07
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

As of May 6, 2010, the registrant had 118,783,373 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$10,893,483	$13,099,562
Prepaid expenses	204,900	122,261

Total current assets	11,098,383	13,221,823

Property and equipment, net	14,080,455	13,994,934
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	13,542	10,902

Total non-current assets	161,024,443	160,936,282

Total assets	$172,122,826	$174,158,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$248,987	$443,742
Accounts payable - related party	76,940	194,690
VRIC payable, current portion - related party	215,167	210,921
Capital lease payable, current portion	25,397	25,117

Total current liabilities	566,491	874,470

Long-term liabilities
VRIC payable, net of current portion - related party	1,692,443	1,747,853
Capital lease payable, net of current portion	8,720	15,175
Deferred tax liability	47,178,994	47,863,870

Total long-term liabilities	48,880,157	49,626,898

Total liabilities	49,446,648	50,501,368

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 118,783,373 and 118,768,373 shares, respectively, issued and outstanding	118,783	118,768
Additional paid-in capital	141,075,978	141,029,875
Accumulated deficit during exploration stage	(18,518,583)	(17,491,906)

Total stockholders' equity	122,676,178	123,656,737

Total liabilities and stockholders' equity	$172,122,826	$174,158,105

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	716,876	312,334	7,782,374
Mineral exploration and evaluation expenses - related party	117,857	90,000	1,809,002
Administrative - Clarkdale site	99,515	232,688	2,539,810
General and administrative	645,114	733,043	9,593,037
General and administrative - related party	37,119	22,202	291,884
Depreciation	221,500	181,959	1,073,608

Total operating expenses	1,837,981	1,572,226	23,089,715

Loss from operations	(1,837,981)	(1,572,226)	(23,089,715)

Other income (expense)
Rental revenue	6,480	7,540	105,490
Loss on equipment disposition	-	(1,542)	(35,067)
Interest expense	(1,048)	(694)	(11,068)
Interest and dividend income	308	5,774	607,498

Total other income (expense)	5,740	11,078	666,853

Loss before income taxes and discontinued operations	(1,832,241)	(1,561,148)	(22,422,862)

Income tax benefit	684,876	581,093	7,656,302

Loss from continuing operations	(1,147,365)	(980,055)	(14,766,560)

Discontinued operations:
Gain (loss) from discontinued operations	120,688	-	(3,752,023)

Net loss	$(1,026,677)	$(980,055)	$(18,518,583)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Gain (loss) from discontinued operations	-	-

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	118,768,373	106,268,024

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	$123,656,737

Amortization of stock options issued to directors over vesting period	-	-	19,560	-	19,560

Issuance of common stock for directors' compensation	15,000	15	17,985	-	18,000

Issuance of stock options for directors' compensation	-	-	8,558	-	8,558

Net loss March 31, 2010	-	-	-	(1,026,677)	(1,026,677)

Balance, March 31, 2010	118,783,373	$118,783	$141,075,978	$(18,518,583)	$122,676,178

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,026,677)	$(980,055)	$(18,518,583)
Gain (loss) from discontinued operations	120,688	-	(3,752,023)
Loss from continuing operations	(1,147,365)	(980,055)	(14,766,560)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	221,500	181,959	1,073,608
Stock based expenses	46,118	45,159	1,377,480
Loss on disposition of fixed assets	-	1,542	36,416
Amortization of prepaid expense	74,944	57,413	726,972
Allowance for bond deposit recovery	-	-	180,500
Changes in operating assets and liabilities:
Other current assets	(157,583)	29,052	(931,872)
Other assets	(2,640)	600	(194,042)
Accounts payable and accrued liabilities	(191,817)	(303,473)	(8,486)
Deferred income taxes	(684,876)	(581,093)	(7,656,302)

Net cash used in operating activities	(1,841,719)	(1,548,896)	(20,162,286)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(38,836)	(42,757)	(546,423)
Proceeds from property and equipment disposition	-	-	400
Purchase of property and equipment	(268,185)	(803,854)	(13,888,667)

Net cash used in investing activities	(307,021)	(846,611)	(25,441,929)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	125,000	58,837,745
Stock issuance costs	-	-	(2,024,643)
Principal payments on capital lease payable	(6,175)	(5,906)	(82,121)
Principal payments on VRIC payable - related party	(51,164)	(47,243)	(593,578)
Proceeds from subscribed stock	-	-	360,000

Net cash (used) provided by financing activities	(57,339)	71,851	56,497,403
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(2,206,079)	(2,323,656)	10,893,483

CASH AT BEGINNING OF PERIOD	13,099,562	7,055,591	-

CASH AT END OF PERIOD	$10,893,483	$4,731,935	$10,893,483

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(Date of inception)
	For the three months ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,048	$694	$61,819

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,918,481

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2009 of Searchlight Minerals Corp. (the “Company”).

The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered as an exploration stage enterprise. Also in connection with its corporate restructuring, its Board of Directors approved a change in its name from “Phage Genomics, Inc.” (Phage) to "Searchlight Minerals Corp.” effective June 23, 2005.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $18,518,583 from operations as of March 31, 2010 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Mineral rights - Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $38,836 and $42,757 for the three months ended March 31, 2010 and 2009, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2010, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on March 31, 2010 and 2009 that were not included in the computation of diluted EPS because the effect would be antidilutive were 28,130,950 and 22,165,458, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the FASB (Financial Accounting Standards Board) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. The Company has adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company has adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Furniture and fixtures	$38,480	$36,740
Lab equipment	237,341	228,052
Computers and equipment	77,999	67,791
Income property	309,750	309,750
Construction in progress	5,750,029	5,523,620
Capitalized interest	546,423	507,587
Vehicles	44,175	44,175
Slag conveyance equipment	44,375	44,375
Demo module building	6,630,063	6,625,603
Site improvements	1,252,141	1,241,468
Site equipment	220,747	215,341

	15,151,523	14,844,502
Less accumulated depreciation	1,071,068	849,568

	$14,080,455	$13,994,934

Depreciation expense was $221,500 and $181,959 for the three months ended March 31, 2010 and 2009, respectively.

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

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Clarkdale Slag Project, which has been capitalized as a tangible asset in accordance ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Clarkdale Slag Project.

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT (continued)

The following table reflects the recorded purchase consideration for the Clarkdale Slag Project:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Warrants issued for joint venture option	1,918,481
Common stock issued	66,879,375
Monthly payments, current portion	167,827
Monthly payments, net of current portion	2,333,360
Acquisition costs	127,000

Total purchase price	82,216,043

Net deferred income tax liability assumed – Clarkdale Slag Project	48,076,734

Total	$130,292,777

The following table reflects the components of the Clarkdale Slag Project:

Allocation of acquisition cost:
Clarkdale Slag Project (including net deferred income tax liability assumed of $48,076,734)	$120,766,877
Land – smelter site and slag pile	5,916,150
Land	3,300,000
Income property and improvements	309,750

Total	$130,292,777

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2010, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2010, the mineral properties balance was $16,947,419.

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

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management (“BLM”) as a bond for future reclamation work in Searchlight, Nevada. As of March 31, 2010, the recovery of the reclamation bond is uncertain; therefore, the Company has established a full allowance against the reclamation bond with the offsetting expense to project exploration costs.

In connection with the Company’s new Plan of Operations (“POO”) for the Searchlight Gold Project, a bond of $7,802 was posted with the BLM in December 2009.

The Company reviews and evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the related carrying amount may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. As of March 31, 2010, exploration progress is on target with the Company’s exploration and evaluation plan, and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules ASC 930-360-35 and 360-10-15-3 through 15-5.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Trade accounts payable	$188,435	$414,279
Accrued property taxes	15,815	—
Accrued compensation and related taxes	44,737	29,463
	$248,987	$443,742

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) included in trade accounts payable, dating back to 2003 and prior.  All of these Phage Payables were incurred in the United Kingdom (“UK”). These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, the Company updated its internal review of the status of the Phage Payables and recorded a $120,688 gain from discontinued operations resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations.  The Phage Payables are further discussed in Note 17.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at March 31, 2010 and December 31, 2009,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	March 31, 2010	December 31, 2009
Caterpillar Financial Services
Corporation	Equipment	$2,200	4.45%	Jul-11	$34,117	$40,292

					34,117	40,292
Capital lease payable, current portion					(25,397)	(25,117)

Capital lease payable, net of current portion					$8,720	$15,175

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending March 31,

2011	$26,401
2012	8,801
Thereafter	—

Total future minimum lease payments	35,202
Imputed interest	(1,085)

Present value of future minimum lease payments	$34,117

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at March 31, 2010 and December 31, 2009,

	March 31, 2010	December 31, 2009

Site equipment	$116,239	$116,239
Accumulated amortization	(82,336)	(75,071)

	$33,903	$41,168

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending March 31,

2011	$215,167
2012	233,026
2013	252,367
2014	273,313
2015	295,999
Thereafter	637,738

1,907,610
VRIC payable, current portion	215,167

VRIC payable, net of current portion	$1,692,443

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms of and conditions of these payments are discussed in more detail in Notes 3 and 13.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010 the Company’s stockholders’ equity activity consisted of the following:

On March 31, 2010, the Company awarded and issued 7,500 shares each to two non officer directors pursuant to its directors’ compensation policy.  The share award was priced at $1.20 per share and has been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

9.	STOCK OPTION PLAN AND WARRANTS

On October 15, 2009, the Board of Directors adopted the 2009 Stock Option Plan (the “2009 Plan”). Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock of the Company may be granted to eligible participants.

The 2009 Plan was approved by the Company’s stockholders on December 15, 2009.

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

The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009.

Under the 2009 Directors Plan, no participant may receive awards with respect to more than 250,000 common shares during any calendar year. Stock options will be exercisable and will vest at such time or times as the Board or Compensation Committee determines at the time of grant. The exercise price of a stock option granted under the 2009 Directors Plan may not be less than 100% of the fair market value of a share of the Company’s common stock on the date the stock option is granted. The term of each stock option will be established at the time of grant by the Compensation Committee and may not exceed ten years from the date the stock option is granted.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

During the three months ended March 31, 2010, the Company granted stock options as follows:

a)
On March 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 15,000 and 5,000 shares of common stock at $1.20 per share.  The options were granted to the Company’s two independent directors for directors’ compensation, are fully vested and expire on March 31, 2015.

b)
On March 1, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 200,000 shares of common stock at $1.59 per share.  The options were granted to an independent director upon his appointment to the Board of Directors. The options vest pro rata over four years, from March 1, 2011 through March 1, 2014. The options expire on the five year anniversary of the date that they vest.

Expenses for the three months ended March 31, 2010 and 2009 related to vesting and granting of stock options were $28,118 and $27,159, respectively and are included in general and administrative expense.

Stock options – During the three months ended March 31, 2010, the Company granted stock options to directors totaling 220,000, with a weighted average exercise price of $1.55 per share. As of March 31, 2010 stock options outstanding totaled 2,900,633 with a weighted average price of $1.23 per share.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	2,680,633	$1.20
Options granted and assumed	220,000	1.55
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	—	—

Balance, March 31, 2010	2,900,633	$1.23

The Company estimates the fair value of options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2010

Dividend yield	—
Expected volatility	105.85%
Risk-free interest rate	3.04% to 3.28%
Expected life (years)	4.25 to 4.94

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

For stock options awarded during 2010, the expected volatility is based on the historical volatility levels on our common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the three months ended March 31, 2010:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	150,000	$0.84
Options granted	200,000	1.17
Options vested	—	—
Options cancelled	—	—

Unvested, March 31, 2010	350,000	$1.03

As of March 31, 2010, there was $283,505 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows:

2010	$104,014
2011	98,636
2012	55,166
2013	22,575
2014	3,114

Total	$283,505

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the three months ended March 31, 2010:
Number of Options Granted During 2010	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Grant Date Fair Value
220,000	Equals	$1.55		$1.20 to $1.59	$1.10
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

220,000	Equals	$1.55		$1.20 to $1.59	$1.10

Stock options/warrants – During the three months ended March 31, 2010 the Company did not grant any stock warrants.

During the three months ended March 31, 2010, the Company issued stock options for 220,000 shares of common stock to directors with a range of exercise prices of $1.20 to $1.59 per share.

The following table summarizes information about options/warrants granted during the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	28,064,283	$1.16
Options/warrants granted and assumed	220,000	1.55
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	—	—

Balance, March 31, 2010	28,284,283	$1.16

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCKHOLDER RIGHTS PLAN

The Company adopted a Stockholder Rights Plan (the “Rights Plan”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders.  Under the plan, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share, and was not taxable to the Company or its stockholders.

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

The term of the lease is five years with a one year extension available. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Income tax benefit at statutory rates	$(650,390)	$(606,916)
Non-deductible and other	(45,171)	1,002
Change in valuation allowance	10,685	24,821

Income tax benefit	$(684,876)	$(581,093)

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Deferred income tax assets

Net operating loss carryforward	$7,810,584	$7,169,190
Option compensation	422,743	412,058
Reclamation bond	68,590	68,590
Property, plant & equipment	207,887	164,405

Gross deferred income tax asset	8,509,804	7,814,243
Valuation allowance	(491,333)	(480,648)

	8,018,471	7,333,595
Deferred income tax liabilities

Property, plant & equipment	—	—
Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$47,178,994	$47,863,870

A valuation allowance for deferred tax related to option compensation and the reclamation bond was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2010 and December 31, 2009.

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

The Company had cumulative net operating losses of approximately $20,554,170 and $18,866,291 as of March 31, 2010 and December 31, 2009, respectively for federal income tax purposes. The federal net operating loss carryforwards will be expiring between 2025 and 2030.

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

For the three month periods ended March 31, 2010 and 2009, the state income tax benefit which is included in the total tax benefit was $90,101 and $81,414, respectively.

The Company had cumulative net operating losses of approximately $11,423,466 and $10,148,277 as of March 31, 2010 and December 31, 2009, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will be expiring between 2013 and 2015.

Tax Returns Subject to Examination

The Company and its subsidiaries file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2005. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company rents office space in Henderson, Nevada.  The lease terms expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. Monthly rent was decreased from $4,900 per month to $4,000 per month beginning in August 2009 due to less office space leased. In February 2010 the monthly rent was increased to $4,255.

Rent expense resulting from this operating lease agreement was $12,510 and $14,700 for each of the three months ended March 31, 2010 and 2009, respectively.

Employment contracts – Ian R. McNeil.  The Company entered into an employment agreement with Ian R. McNeil, its President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. McNeil an annual salary of $190,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement.  In addition to his annual salary, Mr. McNeil may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors.  The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly salary.

Carl S. Ager.  The Company entered into an employment agreement with Carl S. Ager, its Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Ager an annual salary of $160,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement.  In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams.  The Company entered into an employment agreement with Melvin L. Williams, its Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  On June 14, 2006, the Company issued 50,000 restricted shares of its common stock, as a one time bonus, and granted options to purchase 100,000 shares of its common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011.  The options vested 50% on each of the first and second anniversaries of the execution of the agreement.  The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006.  In the event the employment agreement is terminated by the Company without cause, the Company agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

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

The Advance Royalty shall continue for a period of ten years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall end forever.

Clarkdale Slag Project royalty agreement - NMC – Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

Development agreement – In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the “Road”). The purpose of the Road is to provide the Company the capability to transport supplies, equipment and products to and from the Clarkdale Slag Project site efficiently and to meet stipulations of the Conditional Use Permit (CUP) for the full production facility at the Clarkdale Slag Project.

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

The Company estimates the initial cost of construction of the Road to cost approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At March 31, 2010 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in two financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per financial institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $10,501,775.

15.	CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2010, the Company purchased services from two major vendors, Baker Hostetler and NMC, which exceeded more than 10% of total purchases and amounted to $225,000 and $117,857, respectively.

For the three months ended March 31, 2009, the Company purchased services from two major vendors, Baker Hostetler and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $257,519 and $296,754, respectively.

16.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the three months ended March 31, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $27,857, respectively. At March 31, 2010, the Company had an outstanding balance due to NMC of $39,821.

During the three months ended March 31, 2010, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $37,119 for the three months ended March 31, 2010. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The direct benefit to Mr. Williams was $15,590 of the above CMOW fees and expenses for the three months ended March 31, 2010. The Company had an outstanding balance due to CMOW of $37,119 as of March 31, 2010.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	GAIN FROM DISCONTINUED OPERATIONS

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, the Company updated its internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while the Company operated outside the United States and the losses are not included in the Company’s net operating losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.”  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties.  There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2010 and changes in our financial condition from our year ended December 31, 2009.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have completed the main construction of the first production module for the Clarkdale Slag Project.  Since the start of 2009, we have been executing our business plan which includes the start-up and operation of the production module in an effort to achieve consistent levels of gold, silver, copper and zinc extraction that would support the economic feasibility of a commercial production facility.  During this period, the primary emphasis has been placed on the crushing and grinding circuit as well as the leaching and extraction of gold, silver, copper and zinc.  We have completed continuous runs of up to 16 hours through the crushing and grinding circuit.  To date, our internal laboratory testing has reflected consistent levels of extractable precious and base metals in pregnant leach solutions from the Clarkdale slag material.  Management believes that extraction results from preliminary internal laboratory testing have been consistent with the results of earlier assay testing conducted by our independent consultants.  We believe that we can improve extraction rates further by optimizing the grind, the chemical characteristics of the leach solutions and the amount of residence time required for maximum grind and leach efficiency.

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

Because of challenges with operating certain equipment on a continuous basis we made a strategic decision to pursue a “dual-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project.  Our short-term goal is now to run the production module in a “proof of concept” operational mode, so that it may begin producing precious and base metals, while the medium-term objective is to run the production module continuously and complete a feasibility study on the project.  In the first quarter of 2010, we scaled-up from laboratory and pilot plant leaching to the operation of the production module leaching circuit.  During this time, we continued to adjust the chemical characteristics of the leach solution in an effort to maximize gold extraction from the slag material and as a consequence, we also began to leach more iron into solution.  This additional iron in solution needs to be removed in order for the effective extraction of gold, silver, copper and zinc from the leach solution.  Our technical team and consultants have reviewed this issue and have advised us that iron in solution is a common metallurgical concern in the mining industry and they believe that it is readily solvable with the insertion of an “iron circuit” which would remove the iron from the leach solution.  Equipment for this iron circuit has been ordered.  However, the continuous operation of the production module may be delayed while it is being shipped, installed and tested. To achieve our near-term operational objectives, we believe the production module should commence producing precious and base metals following the installation and commissioning of the iron circuit.

Since the third quarter of 2009, we have been engaged with a team of independent engineers, with extensive experience in start-up and mining operations.  These engineers are working closely with the project’s internal scientific and operating team to expedite the achievement of our strategic objectives.  With their assistance, we have made progress in resolving some of our operational issues of the production module.  In order to achieve our short-term goal of “proof of concept” and our medium-term goal of continuous production, we are focused on resolving the remaining equipment wear issues in the crushing and grinding circuit, addressing the iron in solution issue and improving the leach circuit with the grind/leach combination to optimize metal extraction.

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

We have budgeted $6,100,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the production module and performing the feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona will be made once the first production module is operational and its results are analyzed.

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

We have budgeted $500,000 for our twelve month work program for the Searchlight Gold Project.  Our work program is focused on performing the first phase of our drilling program, continuing our metallurgical testing program and pilot plant tests in an attempt to optimize recovery of precious metals from samples taken from the project and exploring in more detail the potential capital and operating costs of implementing methods, such as autoclave leaching.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,700,000.  As of April 30, 2010, we had cash reserves in the amount of approximately $10,200,000.  We believe our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for the next 12 months.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,700,000
Legal and Accounting Expenses	1,400,000

SUBTOTAL	$3,100,000

Clarkdale Slag Project
Production Module Operation	$3,440,000
Technical Consulting Services	1,500,000
Feasibility Study and Expansion Preparation	800,000
Purchase Payments – VRIC	360,000

SUBTOTAL	$6,100,000

Searchlight Gold Project
Sampling and Drilling Program	$200,000
Metallurgical Testing and Pre Feasibility Program	300,000

SUBTOTAL	$500,000

TOTAL	$9,700,000

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

Mineral rights – Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  As of March 31, 2010 exploration progress is on target with our exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended March 31,
	2010	2009	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating Expenses	(1,837,981)	(1,572,226)	16.9%
Other Income	5,740	11,078	(48.2)%
Income tax benefit	684,876	581,093	17.9%
Gain from discontinued operations	120,688	--	100.0%
Net Loss	$(1,026,677)	$(980,055)	4.8%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the three month period ended March 31, 2010.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2010	2009	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$716,876	$312,334	129.5%
Mineral exploration and evaluation expenses – related party	117,857	90,000	31.0%
Administrative – Clarkdale site	99,515	232,688	(57.2	) %
General and administrative	645,114	733,043	(12.0	) %
General and administrative – related party	37,119	22,202	67.2%
Depreciation	221,500	181,959	21.7%
Total Operating Expenses	$1,837,981	$1,572,226	16.9%

Operating expenses increased by 16.9% to $1,837,981 during the three month period ended March 31, 2010 from $1,572,226 during the three month period ended March 31, 2009.  Operating expense increased primarily as a result of increases in mineral exploration and evaluation expenses at our Clarkdale project.

Mineral exploration and evaluation expenses increased to $716,876 during the three month period ended March 31, 2010 from $312,334 during the three month period ended March 31, 2009.  Mineral exploration and evaluation expenses increased primarily as a result of greater use of independent consultants and engineers related to pre-production activity on the Clarkdale project.

Included in mineral exploration and evaluation expenses were the amounts of $117,857 and $90,000 paid in the three month period ended March 31, 2010 and 2009, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses decreased to $99,515 during the three month period ended March 31, 2010 from $232,688 for the three month period ended March 31, 2009. Administrative costs at the Clarkdale site decreased due to a change in focus from administrative activities to project operation and pre-production activities.

General and administrative expenses decreased by 12.0% to $645,114 during the three month period ended March 31, 2010 from $733,043 during the three month period ended March 31, 2009.  General and administrative expenses decreased primarily as a result of increased professional administrative expense in the prior comparable period due to the preparation of our registration statement on From S-1 and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008. This decrease was partially offset by increased director compensation due to expansion of our board of directors.  We anticipate that operating expenses will increase as we grow our business operations.

Included in general and administrative expenses for the three month periods ended March 31, 2010 and 2009 were compensation expenses related to the option vesting and option grants of $28,118 and $27,159, respectively. On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”).  Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of our common stock may be granted to eligible Participants. On December 15, 2009, our stockholders approved the 2009 Incentive Plan. As of March 31, 2010, no options have been granted under the 2009 Incentive Plan. On October 15, 2009, we adopted the 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”).  Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of our common stock may be granted to directors under such plan.  On December 15, 2009, our stockholders approved the 2009 Directors Plan. As of March 31, 2010, 231,250 options have been granted under the 2009 Directors Plan with an exercise price ranging from $1.20 to $1.60 per share.

In addition, we incurred $37,119 and $22,202 during the three month periods ended March 31, 2010 and 2009, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased as a result of accounting for increased transactional volume related to the additional activity on the Clarkdale Slag Project and increased equity transactions related to our private placements in the fourth quarter of 2009 and to additional equity compensation arising from expansion of our board of directors in the first quarter of 2010.  These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $15,590 and $9,768 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended March 31, 2010 and 2009, respectively.

Depreciation expense increased to $221,500 during the three month period ended March 31, 2010 from $181,959 during the three month period ended March 31, 2009.  Depreciation expense increased as a result of bringing additional construction in progress items into service and acquiring additional equipment.

For the three month period ended March 31, 2010, we purchased services from two major vendors, Baker Hostetler LLP, our legal counsel, and Nanominerals Corp which exceeded more than 10% of total purchases and amounted to approximately $225,000 and $117,857, respectively.  For the three month period ended March 31, 2009, we purchased services from two major vendors, Baker Hostetler LLP and Cimetta Engineering, which exceeded more than 10% of total purchases and amounted to approximately $257,519 and $296,754, respectively.

Other Income and Expenses

Total other income decreased to $5,740 during the three month period ended March 31, 2010 from $11,078 during the three month period ended March 31, 2009.  The decrease in total other income primarily resulted from a decrease in interest and dividend income.  The decrease in interest and dividend income earned was attributable to lower interest rates and to lower cash reserves earning interest.

During the three month period ended March 31, 2010, we received incidental rental revenue of $6,480 compared to $7,540 for the same period in 2009 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit

Income tax benefit increased to $684,876 for the three month period ended March 31, 2010 from $581,093 during the three month period ended March 31, 2009.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended March 31, 2010 from the three month period ended March 31, 2009.

Gain from Discontinued Operations

Prior to our corporate restructuring in 2005, we had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, we updated our internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses are not included in our net operating losses.

Net Loss

The aforementioned factors resulted in a net loss of $1,026,677, or $0.01 per common share, for the three month period ended March 31, 2010, as compared to a net loss of $980,055, or $0.01 per common share, for the three month period ended March 31, 2009.

As of March 31, 2010 and December 31, 2009, we had cumulative net operating loss carryforwards of approximately $20,554,170 and $18,866,291, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2030.

We had cumulative state net operating losses of approximately $11,423,466 and $10,148,277 as of March 31, 2010 and December 31, 2009, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2013 and 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2009, we conducted the following private placement of our securities:

•
On November 12, 2009, we completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of common stock and one-half of one share common stock purchase warrants. Each whole share purchase warrant entitles the folder to purchase one additional share of our common stock at a price of $1.85 per share for a period of three years form the date of issuance. In connection with this offering, we paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of common stock. Additional costs related to this financing issuance were $290,196.

On November 12, 2009, immediately prior to the closing of the November 12, 2009 private placement, we made several amendments to our outstanding common stock purchase warrants. The warrants that were amended were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. In connection with these private placements, we issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock. Based on these amendments, the exercise price of these warrants was reduced to $1.85 per share and their expiration dates were extended to November 12, 2012. In all other respects, the terms and conditions of these warrants remain the same.

The 2009 private placement agreements included contractual penalty provisions for failure to comply with these registration rights provisions. However, we are in compliance with these registration rights provisions. We are not a party to any other agreements which require us to pay liquidated damages in the future for failure to register securities for sale.

Working Capital

The following is a summary of our working capital at March 31, 2010 and December 31, 2009:

	At March 31, 2010	At December 31, 2009	Percent Increase/(Decrease)
Current Assets	$11,098,383	$13,221,823	(16.1	) %
Current Liabilities	(566,491)	(874,470)	(35.2	) %
Working Capital	$10,531,892	$12,347,353	(14.7	) %

As of March 31, 2010, we had an accumulated deficit of $18,518,583. As of March 31, 2010, we had working capital of $10,531,892, compared to working capital of $12,347,353 as of December 31, 2009.  The decrease in our working capital was primarily attributable to our net loss and capital expenditures. Working capital was increased during the fourth quarter of 2009 by the receipt of gross proceeds of $15,098,245 from our November 2009 private placement. Cash was $10,893,483 as of March 31, 2010, as compared to $13,099,562 as of December 31, 2009.  Net property and equipment increased to $14,080,455 as of March 31, 2010 from $13,994,934 as of December 31, 2009.  The increase primarily resulted from site improvements and equipment acquisitions at the Clarkdale Slag Project partially offset by depreciation expense.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $47,178,994 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2010	2009	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,841,719)	$(1,548,896)	18.9%
Cash Flows Used in Investing Activities	(307,021)	(846,611)	(63.7)%
Cash Flows (Used) Provided by Financing Activities	(57,339)	71,851	(179.8)%
Net Change in Cash During Period	$(2,206,079)	$(2,323,656)	(5.1)%

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $1,841,719 during the three month period ended March 31, 2010 from $1,548,896 during the three month period ended March 31, 2009.  The increase in cash used in operating activities was primarily due to operating losses from our exploration and evaluation activity and general and administrative expenses, offset by non-cash elements which were primarily related to depreciation expense of $221,500.

Net Cash Used in Investing Activities.  We used $307,021 in investing activities during the three month period ended March 31, 2010, as compared to $846,611 during the three month period ended March 31, 2009.  The decrease was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.

Net Cash (Used) Provided by Financing Activities.  Net cash used by financing activities was $57,339 for the three month period ended March 31, 2010 compared to net cash provided by financing activities of $71,851 for the three month period ended March 31, 2009.  Net cash used by financing activities during the three month period ended March 31, 2010 primarily resulted from principal payments on the capital lease and the deferred purchase liability.  Net cash provided by financing activities during the three month period ended March 31, 2009 primarily resulted from the receipt of $125,000 from the exercise of warrants offset by principal payments on the capital lease and the deferred purchase liability.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the exploration of the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,700,000. As of March 31, 2010, we had cash reserves in the amount of approximately $10,893,483.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placement, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the 2010 fiscal year.  However, if actual costs are greater than we have anticipated, we will require additional financing in order to fund our exploration, testing and construction plans for 2010.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB (Financial Accounting Standards Board) that are adopted by us, as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not have any assets or liabilities classified as Level 3. We have adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010 and we have adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $10,893,483 at March 31, 2010 and $13,099,562 at December 31, 2009.  Our cash is held primarily in non-interest bearing checking accounts and a money market account and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2010, we issued options to purchase up to 200,000 shares of common stock to an independent director upon his appointment to the Board.  The options have an exercise price of $1.59 per share, vest pro rata over four years, from March 1, 2011 through March 1, 2014, and expire on the five year anniversary of the vesting date. These securities were issued pursuant to Section 4(2) of the Securities Act.

On March 31, 2010, we issued 15,000 shares of our common stock to two non-management directors, pursuant to the director compensation policy for these two non-management directors. The 15,000 shares were issued based on a price of $1.20 per share, the closing price of our common stock on March 31, 2010, the last trading day of the first quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On March 31, 2010, we issued options to purchase up to 20,000 shares of our common stock to two non-management directors, pursuant to the director compensation policy for these two non-management directors.  The 20,000 options were issued at an exercise price of $1.20 per share, the closing price of our common stock on March 31, 2010, the last trading day of the first quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2010.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 7, 2010	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)