Form 10-Q
period 2010-06-30
Searchlight Minerals Corp.
filed 2010-08-16
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Yes           ☐      No           ☒

As of August 13, 2010, the registrant had 118,809,087 outstanding shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30, 2010	December 31, 2009

ASSETS

Current assets
Cash	$8,726,301	$13,099,562
Prepaid expenses	141,255	122,261

Total current assets	8,867,556	13,221,823

Property and equipment, net	14,208,941	13,994,934
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	13,902	10,902

Total non-current assets	161,153,289	160,936,282

Total assets	$170,020,845	$174,158,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$266,312	$443,742
Accounts payable - related party	49,548	194,690
VRIC payable, current portion - related party	219,499	210,921
Capital lease payable, current portion	25,681	25,117

Total current liabilities	561,040	874,470

Long-term liabilities
VRIC payable, net of current portion - related party	1,635,916	1,747,853
Capital lease payable, net of current portion	2,192	15,175
Deferred tax liability	46,331,596	47,863,870

Total long-term liabilities	47,969,704	49,626,898

Total liabilities	48,530,744	50,501,368

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 118,809,087 and 118,768,373 shares, respectively, issued and outstanding	118,809	118,768
Additional paid-in capital	141,159,616	141,029,875
Accumulated deficit during exploration stage	(19,788,324)	(17,491,906)

Total stockholders' equity	121,490,101	123,656,737

Total liabilities and stockholders' equity	$170,020,845	$174,158,105

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	778,086	531,291	1,259,841	843,626	8,325,339
Mineral exploration and evaluation expenses - related party	89,400	90,000	207,257	180,000	1,898,402
Administrative - Clarkdale site	287,747	138,250	605,981	370,937	3,046,276
General and administrative	696,783	716,160	1,358,796	1,449,204	10,306,719
General and administrative - related party	52,808	67,617	89,927	89,819	344,692
Depreciation	226,681	186,657	448,181	368,615	1,300,289

Total operating expenses	2,131,505	1,729,975	3,969,983	3,302,201	25,221,717

Loss from operations	(2,131,505)	(1,729,975)	(3,969,983)	(3,302,201)	(25,221,717)

Other income (expense)
Rental revenue	6,480	6,565	12,960	14,105	111,970
Loss on equipment disposition	-	-	-	(1,542)	(35,067)
Interest expense	(364)	(628)	(1,413)	(1,321)	(11,433)
Interest and dividend income	8,749	680	9,056	6,453	616,246

Total other income (expense)	14,865	6,617	20,603	17,695	681,716

Loss before income taxes and discontinued operations	(2,116,640)	(1,723,358)	(3,949,380)	(3,284,506)	(24,540,001)

Income tax benefit	847,398	645,029	1,532,274	1,226,122	8,503,700

Loss from continuing operations	(1,269,242)	(1,078,329)	(2,417,106)	(2,058,384)	(16,036,301)

Discontinued operations:
Gain (loss) from discontinued operations	-	-	120,688	-	(3,752,023)

Net loss	$(1,269,242)	$(1,078,329)	$(2,296,418)	$(2,058,384)	$(19,788,324)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Gain (loss) from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	118,783,373	106,457,962	118,775,914	106,363,518

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	$123,656,737

Amortization of stock options issued to directors over vesting period	-	-	19,560	-	19,560

Issuance of common stock for directors' compensation	15,000	15	17,985	-	18,000

Issuance of stock options for directors' compensation	-	-	8,558	-	8,558

Amortization of stock options issued to directors over vesting period	-	-	48,291	-	48,291

Issuance of common stock for directors' compensation	25,714	26	17,974	-	18,000

Issuance of stock options for directors' compensation	-	-	17,373	-	17,373

Net loss June 30, 2010	-	-	-	(2,296,418)	(2,296,418)

Balance, June 30, 2010	118,809,087	$118,809	$141,159,616	$(19,788,324)	$121,490,101

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,296,418)	$(2,058,384)	$(19,788,324)
Gain (loss) from discontinued operations	120,688	-	(3,752,023)
Loss from continuing operations	(2,417,106)	(2,058,384)	(16,036,301)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	448,181	368,615	1,300,289
Stock based expenses	129,782	89,992	1,461,144
Loss on disposition of fixed assets	-	1,542	36,416
Amortization of prepaid expense	137,407	114,826	789,435
Allowance for bond deposit recovery	(180,500)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	24,099	(18,503)	(750,190)
Reclamation bond and deposits	(3,000)	900	(194,402)
Accounts payable and accrued liabilities	(201,884)	(253,609)	(18,553)
Deferred income taxes	(1,532,274)	(1,226,122)	(8,503,700)

Net cash used in operating activities	(3,595,295)	(2,980,743)	(21,915,862)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(76,642)	(84,563)	(584,229)
Proceeds from property and equipment disposition	-	-	400
Purchase of property and equipment	(585,546)	(1,124,155)	(14,206,028)

Net cash used in investing activities	(662,188)	(1,208,718)	(25,797,096)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	150,000	59,197,745
Stock issuance costs	-	-	(2,024,643)
Principal payments on capital lease payable	(12,419)	(11,879)	(88,365)
Principal payments on VRIC payable - related party	(103,359)	(95,437)	(645,773)

Net cash (used) provided by financing activities	(115,778)	42,684	56,438,964
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(4,373,261)	(4,146,777)	8,726,301

CASH AT BEGINNING OF PERIOD	13,099,562	7,055,591	-

CASH AT END OF PERIOD	$8,726,301	$2,908,814	$8,726,301

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2010	June 30, 2009	June 30, 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,413	$1,321	$62,184

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the United Kingdom (the “UK”).  On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.”

In February, 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered as an exploration stage enterprise. Also in connection with its corporate restructuring, its Board of Directors approved a change in its name from “Phage Genomics, Inc.” (“Phage”) to "Searchlight Minerals Corp.” effective June 23, 2005.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $19,788,324 from operations as of June 30, 2010 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (“CML”) and Clarkdale Metals Corp. (“CMC”).  Significant intercompany accounts and transactions have been eliminated.

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

Mineral rights - Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $76,642 and $84,563 for the six months ended June 30, 2010 and 2009, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2010, and through the date of issuance of these financial statements, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on June 30, 2010 and 2009 that were not included in the computation of diluted EPS because the effect would be antidilutive were 28,274,338 and 22,047,910, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Expenses of offering - The Company accounts for specific incremental costs that are directly related to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Furniture and fixtures	$38,480	$36,740
Lab equipment	241,507	228,052
Computers and equipment	77,997	67,791
Income property	309,750	309,750
Construction in progress	5,921,580	5,523,620
Capitalized interest	584,229	507,587
Vehicles	44,175	44,175
Slag conveyance equipment	44,375	44,375
Demo module building	6,630,063	6,625,603
Site improvements	1,276,774	1,241,468
Site equipment	337,760	215,341

	15,506,690	14,844,502
Less accumulated depreciation	1,297,749	849,568

	$14,208,941	$13,994,934

Depreciation expense was $448,181 and $368,615 for the six months ended June 30, 2010 and 2009, respectively.

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

The $130 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Clarkdale Slag Project, which has been capitalized as a tangible asset in accordance with ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Clarkdale Slag Project.

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

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

As of June 30, 2010, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2010, the mineral properties balance was $16,947,419.

The mining claims were acquired with issuance of 1,400,000 shares of the Company’s common stock during 2005 and the provision that the Company, at its option, issue an additional 1,400,000 shares each year in June for three consecutive years ending in June 2008.  On June 25, 2008, the Company issued the final 1,400,000 shares and received the title to the mining claims in consideration of the satisfaction of the option agreement.

The mining claims were capitalized as tangible assets in accordance with ASC 805-20-55-37, Use Rights.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

On August 26, 2005, the Company paid $180,500 to the Bureau of Land Management (“BLM”) as a bond for future reclamation work in Searchlight, Nevada. The recovery of the reclamation bond was uncertain; therefore, the Company had established a full allowance against the reclamation bond with the offsetting expense to project exploration costs. During June 2010, the BLM determined that the bond was no longer required, and the Company received a full refund of the bond. As such, the allowance was reversed with an offsetting credit to project exploration costs.

In connection with the Company’s new Plan of Operations (“POO”) for the Searchlight Gold Project, a bond of $7,802 was posted with the BLM in December 2009.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Trade accounts payable	$197,242	$414,279
Accrued compensation and related taxes	69,070	29,463

	$266,312	$443,742

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at June 30, 2010 and December 31, 2009,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	June 30, 2010	December 31, 2009

Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	July 2011	$27,873	$40,292

					27,873	40,292
Capital lease payable, current portion					(25,681)	(25,117)

Capital lease payable, net of current portion					$2,192	$15,175

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending June 30,

2011	$26,401
2012	2,200
Thereafter	—

Total future minimum lease payments	28,601
Imputed interest	(728)

Present value of future minimum lease payments	$27,873

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at June 30, 2010 and December 31, 2009,

	June 30, 2010	December 31, 2009

Site equipment	$116,239	$116,239
Accumulated amortization	(89,601)	(75,071)

	$26,638	$41,168

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.  Mr. Harry Crockett, one of the Company’s directors, is an affiliate of VRIC.  Mr. Crocket joined the Board of Directors subsequent to the acquisition.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2011	$219,499
2012	237,718
2013	257,448
2014	278,816
2015	301,957
Thereafter	559,977

1,855,415
VRIC payable, current portion	219,499

VRIC payable, net of current portion	$1,635,916

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 13.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company’s stockholders’ equity activity consisted of the following:

On June 30, 2010, the Company awarded and issued 12,857 shares each to two non officer directors pursuant to its directors’ compensation policy.  The share awards were priced at $0.70 per share and have been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

On March 31, 2010, the Company awarded and issued 7,500 shares each to two non officer directors pursuant to its directors’ compensation policy.  The share awards were priced at $1.20 per share and have been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

9.	STOCK OPTION PLAN AND WARRANTS

On October 15, 2009, the Board of Directors adopted the 2009 Stock Option Plan (the “2009 Plan”). Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock of the Company may be granted to eligible participants.

The 2009 Plan was approved by the Company’s stockholders on December 15, 2009.

The 2009 Plan provides that the option price for incentive stock options be the fair market value of the stock at the date of the grant; however, for grantees who, on the date of grant, own more than 10% of the total combined voting power of the Company’s stock the exercise price may not be less than 110% of the fair market value of the stock on the date of grant.  The maximum term of an option shall be established by the Board of Directors or, if not so established, shall be ten years from the grant date; however, for grantees who, on the date of grant, own more then 10% of the total combined voting power of the Company’s stock, the term may not exceed five years. Options granted under the 2009 Plan become exercisable and expire as determined by the Board of Directors.

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

During the six months ended June 30, 2010, the Company granted stock options as follows:

a)
On June 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 68,571 shares of common stock at $0.70 per share.  The options were granted to the Company’s three independent directors for directors’ compensation, are fully vested and expire on June 30, 2015.

b)
On May 3, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 200,000 shares of common stock at $1.06 per share.  The options were granted to an independent director upon his appointment to the Board of Directors. The options vest pro rata over four years, from May 1, 2011 through May 1, 2014. The options expire on the five year anniversary of the date that they vest.

c)
On March 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 20,000 shares of common stock at $1.20 per share.  The options were granted to the Company’s two independent directors for directors’ compensation, are fully vested and expire on March 31, 2015.

d)
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

Expenses for the six months ended June 30, 2010 and 2009 related to vesting and granting of stock options were $65,664 and $53,992, respectively, and are included in general and administrative expense.

Stock options - During the six months ended June 30, 2010, the Company granted stock options to directors totaling 488,571, with a weighted average exercise price of $1.23 per share. As of June 30, 2010, stock options outstanding totaled 3,169,204 with a weighted average price of $1.21 per share.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2010:
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	2,680,633	$1.20
Options granted and assumed	488,571	1.23
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	—	—

Balance, June 30, 2010	3,169,204	$1.21

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The Company estimates the fair value of options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2010

Dividend yield	—
Expected volatility	105.85% to 110.84%
Risk-free interest rate	1.79% to 3.28%
Expected life (years)	4.25 to 4.94

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the six months ended June 30, 2010:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	150,000	$0.84
Options granted	400,000	1.01
Options vested	—	—
Options cancelled	—	—

Unvested, June 30, 2010	550,000	$0.96

As of June 30, 2010, there was $405,540 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows:

2010	$103,675
2011	157,952
2012	93,694
2013	42,393
2014	7,826

Total	$405,540

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the six months ended June 30, 2010:
Number of Options Granted During 2010	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
488,571	Equals	$1.23	$0.70 to $1.59	$0.88
—	Exceeds	$—	$— to $ —	$—
—	Less Than	$—	$— to $ —	$—

Stock options/warrants - The Company did not grant any stock warrants during the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company issued stock options for 488,571 shares of common stock to directors with a range of exercise prices of $0.70 to $1.59 per share.

The following table summarizes information about options/warrants granted during the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	28,064,283	$1.16
Options/warrants granted and assumed	488,571	1.23
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	—	—

Balance, June 30, 2010	28,552,854	$1.16

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCKHOLDER RIGHTS PLAN

The Company adopted a Stockholder Rights Plan (the “Rights Plan”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders.  Under the plan, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share and was not taxable to the Company or its stockholders.

11.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad - Rental

CML has a month-to-month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

 Commercial Building - Rental

CML rents commercial building space to various tenants. Rental arrangements are minor in amount and are typically month-to-month.

Land Lease - Wastewater Effluent

CML assumed a lease as lessor on February 15, 2007 that was entered into by TI on August 25, 2004 with the Town of Clarkdale, AZ (“Clarkdale”). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

The original term of the lease was five years and expired on August 25, 2009. However, the lease also provided for additional one year extensions without any changes to the original lease agreement. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Income tax benefit at statutory rates	$1,454,903	$1,262,831
Non-deductible and other	44,418	(1,691)
Change in valuation allowance	32,953	(35,018)

Income tax benefit	$1,532,274	$1,226,122

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Deferred income tax assets

Net operating loss carryforward	$8,614,931	$7,169,190
Option compensation	447,695	412,058
Reclamation bond	—	68,590
Property, plant & equipment	250,938	164,405

Gross deferred income tax asset	9,313,564	7,814,243
Valuation allowance	(447,695)	(480,648)

	8,865,869	7,333,595
Deferred income tax liabilities

Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$46,331,596	$47,863,870

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2010. For the year ended December 31, 2009, the valuation allowance also included the reclamation bond. The bond was returned to the Company in full in June 2010.

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

The Company had cumulative net operating losses of approximately $22,670,873 and $18,866,291 as of June 30, 2010 and December 31, 2009, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2030.

State Income Tax Allocation

The Company has elected to file consolidated tax returns with federal and Arizona tax authorities.  Tax attributes are computed using an allocation and apportionment formula as outlined in Arizona tax law.  The Company computes its tax provision using its statutory federal rate plus a state factor that includes the Arizona statutory rate and the current apportionment percentage, which is then reduced by the federal tax benefit that would be obtained upon payment of the computed state taxes.

For the six month period ended June 30, 2010 and 2009, the state income tax benefit which is included in the total tax benefit was $201,554 and $171,287, respectively.

The Company had cumulative net operating losses of approximately $13,022,631 and $10,148,277 as of June 30, 2010 and December 31, 2009, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2013 and 2015.

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

Lease obligations - The Company rents office space in Henderson, Nevada.  The lease agreement expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. Monthly rent was decreased from $4,900 per month to $4,000 per month beginning in August 2009 due to less office space leased. In February 2010, the monthly rent was increased to $4,255.

Rent expense resulting from this operating lease agreement was $25,275 and $29,400 for each of the six months ended June 30, 2010 and 2009, respectively.

Employment contracts - Ian R. McNeil.  The Company entered into an employment agreement with Ian R. McNeil, its President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. McNeil an annual salary of $190,000.  On December 30, 2005, Mr. McNeil received a one time bonus of $36,000 on execution of the agreement.  In addition to his annual salary, Mr. McNeil may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors.  The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. McNeil with six months written notice or payment equal to six months of his monthly salary.

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

Melvin L. Williams.  The Company entered into an employment agreement with Melvin L. Williams, its Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  On June 14, 2006, the Company issued 50,000 restricted shares of its common stock, as a one time bonus, and granted options to purchase 100,000 shares of its common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011.  The options vested 50% on each of the first and second anniversaries of the execution of the agreement.  The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006.  In the event the employment agreement is terminated by the Company without cause, the Company will pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

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

The Advance Royalty shall continue for a period of ten years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall cease.

Clarkdale Slag Project royalty agreement - NMC - Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on “net smelter returns” payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the net smelter returns on any and all proceeds of production from the Clarkdale Slag Project.

Development agreement - In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the “Road”). The purpose of the Road is to provide the Company the capability to transport supplies, equipment and products to and from the Clarkdale Slag Project site efficiently and to meet stipulations of the Conditional Use Permit for the full production facility at the Clarkdale Slag Project.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At June 30, 2010 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $8,401,812.

15.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2010, the Company purchased services from three major vendors, Baker Hostetler, Arrakis, Inc. and NMC, which exceeded more than 10% of total purchases and amounted to $450,000, $329,632 and $207,257, respectively.

For the six months ended June 30, 2009, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to approximately $591,892.

16.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the six months ended June 30, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $178,500 and $28,757, respectively. At June 30, 2010, the Company had an outstanding balance due to NMC of $30,400.

During the six months ended June 30, 2010, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (CMOW) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $89,927 for the six months ended June 30, 2010. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The direct benefit to Mr. Williams was $37,769 of the above CMOW fees and expenses for the six months ended June 30, 2010. The Company had an outstanding balance due to CMOW of $19,148 as of June 30, 2010.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	GAIN FROM DISCONTINUED OPERATIONS

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the UK.  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, the Company updated its internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while the Company operated outside the United States, and the losses are not included in the Company’s net operating losses.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2010 and changes in our financial condition from our year ended December 31, 2009.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Clarkdale Slag Project.  Prior to 2007, while conducting testing on the slag material and to assist in the process of designing a larger scale production module, we initially conducted our testing in a smaller scale pilot plant.  During this initial testing process, we determined that we could effectively liberate gold, silver, copper and zinc from smaller quantities of ground slag material by employing:

•	a mechanical process to break up the slag material using a small vibratory mill in our crushing and grinding circuit, and

•	a relatively benign (halide) chemical leaching process to liberate the precious and base metals from the crushed and ground slag.

Our primary goal consistently has been to demonstrate the economic viability of the Clarkdale Project, including the generation of a bankable feasibility study for the Clarkdale Project.  This work has required developing a technically viable flow sheet for extracting gold, silver, copper and zinc from the slag material at the Clarkdale Project site.  We began work on the Clarkdale Project under a joint venture arrangement with the then existing owners of the Clarkdale Project site, with qualified independent engineers, by drilling and sampling the slag pile, under chain-of-custody standards, in order to understand potential grades and tonnages.  After obtaining results from these efforts, we proceeded to work on the metallurgy capable of unlocking the value of the metals contained in the slag material.  To achieve this objective, we operated a small pilot plant in Phoenix, Arizona, and completed an internal pre-feasibility study.  The results of this work demonstrated that, with proper grinding, a simple halide leach could extract the precious and base metals in sufficient quantities which could potentially be economically viable.  The next step involved the construction of a larger pilot plant (test module) at the Clarkdale Project site designed to test the commercial viability of the process and to complete a feasibility study.  The flow sheet created for the test module did not contain any proprietary or “black box” technology, but management was not aware of any commercial mining operation that used this specific equipment and chemistry.  We proceeded to build one commercial module rather than complete a theoretical feasibility study.  Concurrently, we completed the acquisition of the Clarkdale Project site from the previous owners.

Thereafter, we designed and built an operational plant in order to process 100-250 tons of slag per day based upon the pilot program in Phoenix.  The plant was staffed and commissioned in the first quarter of 2009.  However, although the crushing and grinding circuit was able to produce assays from small samples of milled product that demonstrated the presence of 0.4 ounces per ton of gold in the slag material, the benign leach chemistry used in the operational plant was unable to duplicate the results of the liberation of gold from the slag material achieved in the pilot plant.

Most of 2009 was devoted to attempts to commission and optimize the production module, during which time we encountered numerous challenges involving its crushing and grinding circuit.  In early 2010, we brought in experienced outside engineering resources to better define and execute on a multi-pronged approach to commercial feasibility of the Clarkdale Project.  This refocusing effort has resulted in significant progress, both operationally and from a research and development perspective, and the technical team is in the final stages of analyzing multiple processes in order to determine the most efficient and productive path towards the completion of a bankable feasibility study.

The key to the potential success of the flow sheet involves the mechanical liberation of the metals by proper grinding.  This process proved to be a significant challenge for the larger grinding equipment installed on site.  After an entire year of innovative attempts and modifications, the grinding circuit failed to liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively.  We concluded that investigations of alternative grinding and leaching methods were necessary in order to solve the problem.  We have conducted preliminary studies of these alternative approaches to the process flow sheet, which have shown promising results and are the current focus of our efforts.

Initially during the start-up of the production module, emphasis was put on the crushing and grinding circuit since it was believed, and shown in the pilot plant, that in order to leach the highest amount of gold from the slag material with our benign halide leach, mechanical liberation of gold particles was necessary via a very fine grind.  As we began to crush and grind larger amounts of slag material through the production module, we encountered a number of equipment wear issues.  Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material.  The hardness of these materials caused significant wear and tear on the metal crushers and grinders.  Further, as we have increased the amount of slag material in the crushing and grinding circuit, we experienced difficulties in grinding the slag material into a fine enough material to be effectively leached by our benign halide leaching process.  Our experience with the slag material in the larger scale production module required us to seek out more advanced hard facing technology and wear-resistant surfacing media for our crushing and grinding equipment.  Initially, we believed that the wear issues relating to the throughput rate of the crushing and grinding circuit had been resolved.  However, further experience has shown, during the first half of 2010 that these issues are still present.

As a result of the challenges that have arisen with the equipment wear issues and our not being able to grind the slag material in the production module continuously, we adjusted the chemical characteristics of the leach to a more acidic leach in an effort to put less emphasis on the mechanical liberation and put more emphasis on the chemical liberation in an effort to maximize gold extraction from the slag material.  Our goal was to achieve similar results in gold extraction from the slag material to those obtained in the smaller scale pilot plant, without significantly changing the grinding circuit or seeking alternatives to the design of the larger scale production module that might have a significantly greater capital cost than we had originally planned.  In doing this testing, we have encountered difficulties with the liberation of excess amounts of iron and silica in the leaching process, which has resulted in difficulties with our filtration process and has made the precipitation of gold from the pregnant leach solution more difficult.

Despite these difficulties, during the second quarter of 2010, we processed 100 tons of slag material through the grinding, leaching and filtering circuits of the production module and produced pregnant leach solution that contains gold, silver, copper and zinc.

Because of these challenges, which have affected our ability to operate the larger scale production module on a continuous basis, the data from our operations reflects that our production module will not be able to process 100 to 250 tons per day, as originally planned.  However, the information received from the operation of the larger scale production module has been invaluable in providing information on how to process the slag and extract the base and precious metals on a commercial scale.  In particular, we have a significant amount of data on various grinds and leach chemistries and their affect on leaching the desired (gold, silver, copper and zinc) and undesired (iron and silica) metals into solution.  We also have a much better understanding of the equipment wear issues that need to be considered when dealing with such hard and abrasive material.  All of this data has provided us with a strong knowledge base that can be drawn from as we continue to make adjustments to our process going forward.

During the first quarter of 2010, we made a strategic decision to pursue a “multi-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project in order to determine which is a more effective technique to extract precious and base metals from our slag material.  In early 2010, in order to focus more effectively on alternative approaches to the process flow sheet, we supplemented our internal technical team with a new project manager and additional experienced engineers.  The new engineering team consists of specialists in grinding, leaching, autoclaving, filtration, resins, solvent extraction and electro-winning.  Of the five experienced engineering professionals brought in to assist our internal technical team, three are registered “qualified persons” by the Mining and Minerals Association of America.

The technical staff refocused our resources and activities in accordance with operational and research and development objectives.  The operational team was tasked with retrofitting the existing plant to operate and produce metal.  The research and development team was tasked with exploring new grinding, leaching and extraction alternatives that would be suitable and economically viable.  As a result of these efforts, four potential flow sheets have been identified for the project and are currently being tested.  They are as follows:

•
Original Halide Leach.  The technical team’s preferred path to feasibility involves a focus on a mechanical liberation of the metals that would allow the simple halide leach to work effectively.  The research and development challenge has involved the identification of other commercially available and proven milling equipment that can mechanically liberate the metals and also stand up to the extreme abrasiveness of the slag material.  Three potential grinding technologies have been identified, and slag samples have been shipped to domestic and foreign facilities for testing.  Of the three alternatives, the most promising appears to be high pressure grinding rolls (HPGR), a very robust and efficient grinding system that is commonly used on hard and abrasive material.  Two tons of slag has now been crushed and ground at a large, third party plant.  We are analyzing the results of the mechanical performance of the HPGR system.  Based upon initial analysis of the two independent engineers that observed and monitored the tests, the crushing system does not appear to suffer extreme wear, such as we have encountered with the crushing and grinding system currently installed at Clarkdale.  The HPGR system also provided significant reduction of the ground particle size of the slag material.  The original halide leach is currently being tested on samples of the HPGR-ground slag.  The HPGR process could also eliminate similar equipment wear issues involved with developing feed for the other proposed parallel-path options.

•
Modified Halide Leach.  As the grinders in the process plant were not producing a product with sufficient mechanical liberation, alternate solutions were proposed utilizing existing plant and infrastructure at the Clarkdale facility.  The most straightforward solution, with the least equipment alterations, involved modifying the leach chemistry to overcome the mechanical grinding deficiencies.  To test this approach, 100 tons of Clarkdale slag were crushed, ground, and leached, resulting in approximately 50,000 gallons of pregnant leach solution (“PLS”).  This lower pH chemistry successfully dissolved a portion of the contained precious and base metals into solution.  The PLS contained an equivalent extracted gold grade of 0.1 to 0.2 ounces per ton (opt) of processed material.  However, the more aggressive leach also dissolves significant quantities of silica and iron, creating significant challenges with the filtration and extraction processes.  To deal with this challenge, the plant was subsequently retrofitted to add a solvent extraction (SX) unit to remove the silica and iron before metal recovery could be effectuated.  Results to date have been mixed, and the effectiveness of the SX unit in the circuit is still being tested.

An alternative method for extracting the gold from solution was also examined, involving direct precipitation and zinc precipitation.  This resulted in the production of a low-grade doré metal containing gold, silver and copper.  The technical team is currently analyzing the smelting and calculating results from the precipitation process.

•
Three-Stage Acidic Leach.  After analyzing all of the technical data generated from the above two processes, our consulting metallurgists suggested tackling the iron and silica problem with a more direct approach.  This approach used existing equipment at the Clarkdale facility and leveraged the experience gained by running a more acidic modified halide leach.  The team is currently testing a three-stage leach.  The first step in this process selectively and deliberately leaches only the iron and silica from the material.  With the silica and iron removed, the filtered byproduct is then leached to extract the copper.  The final step is designed to leach the precious metals.  We are currently testing this approach, which is used on a commercial scale in the South African minerals processing industry, to determine its commercial viability.

•
Autoclave Process.  The research and development team has also explored other alternatives, in light of experience in running the plant, to assure that all high-potential processes are adequately evaluated.  A promising alternative process involves autoclaving, a common process in the mining industry that involves adding substantial heat and pressure to the leaching process.  Originally, this approach was considered less attractive, due to the higher capital costs associated with autoclaving.

Thus far, the tests conducted under elevated temperature and pressure in a six-liter autoclave system, indicate an average recovered gold grade into solution of approximately 0.5 ounces per ton (opt).  The autoclave tests have also shown a significant reduction in the iron and silica leached into solution, allowing the extraction process to be executed more efficiently.  Initial testing further reveals that, due to added pressure, the grind may not be required to be as fine as with earlier procedures tested.  These preliminary results may have positive implications for significantly reducing capital and operating costs associated with grinding, avoiding abrasive damage to equipment and improving the efficiency of the filtration process.  Also, the potential higher recovered grades may offset the higher capital costs involved with autoclave systems.

We have conducted testing of the autoclave process and developed a technical program to determine whether the autoclave process is a commercially scalable and economically viable alternative.  Optimization of autoclave testing is currently underway prior to running a bulk sample through a larger continuous pilot autoclave system to determine the potential scale-up to a full-scale commercial system.  If successful, this pilot testing would serve as the basis for a pre-design engineering study for a full-scale 2,000 ton-per-day commercial production facility.  If the autoclave technology proves viable, its most common application in processing copper/gold ore would be to use it as a pre- or post-treatment to a chemical leach.  The data and practical operating experience gained in all leach tests completed in the Clarkdale plant thus far may be directly applicable and will be part of the pre-design engineering study.  Although we are at an early testing stage of this program, the off-the-shelf and commercially-proven nature of autoclave technology, coupled with the experience gained with chemical leach testing, may reduce the delays encountered with previous technical approaches.

Our objective in pursuing this multi-path approach is to determine which methodology to use for the operation of our larger scale production facility so as to allow us to determine the economics and serve as the basis for the final feasibility of the Clarkdale Project.

A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation of the larger scale production module, which we believe will be completed by the end of October 2010.  The first stage of the feasibility evaluation began in the second quarter of 2009, and has continued into the first half of 2010 with our team of metallurgical engineers, with specialty expertise in dealing with milling and leaching hard, abrasive and refractory material, working with our Clarkdale personnel and consultants to achieve optimum results.  The scope and size of our full-scale production facility, the timing and cost of a production facility, will depend upon a number of factors, including the results of a feasibility study and the availability of funding.

If we determine that we will use autoclaving, the capital costs will likely be higher than those of open-vessel leaching, and, therefore, need to be considered when comparing the various extraction methods.  If the results of the tests to be conducted during the third quarter of 2010 demonstrate that autoclaving has potential as a commercially viable method for production of base and precious metal from the slag material, we may pursue a feasibility study using the autoclave method.  However, if we decide to pursue an autoclave method, our estimated capital costs could significantly increase over the estimated costs for an extraction system based on our production module.

We have budgeted $6,200,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes the operation of the large scale production module, our testing efforts and performing a feasibility study.  A decision on allocating approximately $6,000,000 of additional funds for the Phase II expansion and $4,700,000 to complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona will be made once the large scale production module is operational and the results of this testing program has been analyzed.

In either event, we expect that there will be significant financing requirements in order to finance the construction of a full-scale production facility, and cannot assure you that such funding will be available at all or on terms that are reasonably acceptable to us.  If the results from our feasibility study and the results from the operation of the production module do not support a basis for us to proceed with the construction of our proposed, full-scale production facility or we cannot obtain funding at all or on terms that are reasonably acceptable to us, we will have to scale back or abandon our proposed operations on the Clarkdale Slag Project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests on our financial statements.

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

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  However, in an effort to conserve our cash and resources, we have decided to postpone further exploration on our Searchlight Gold Project until we are better able to determine the feasibility of our Clarkdale Slag Project.  Once we have decided to resume our exploration program, work on the project site will be limited to the scope within the Plan of Operations.  To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

We have budgeted $50,000 over the next twelve months for the Searchlight Gold Project to file and pay the necessary fees to maintain our claims.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,350,000.  As of August 10, 2010, we had cash reserves in the amount of approximately $7,366,936.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,700,000
Legal and Accounting Expenses	1,400,000

SUBTOTAL	$3,100,000

Clarkdale Slag Project
Production Module Operation	$3,040,000
Technical Consulting Services	1,500,000
Autoclave Testing	500,000
Feasibility Study and Expansion Preparation	800,000
Purchase Payments – VRIC	360,000

SUBTOTAL	$6,200,000

Searchlight Gold Project
Claim Maintenance	$50,000

SUBTOTAL	$50,000

TOTAL	$9,350,000

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2010, and through the date that these financial statements were issued, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(2,131,505)	(1,729,975)	23.2%	(3,969,983)	(3,302,201)	20.2%
Other income	14,865	6,617	124.6%	20,603	17,695	16.4%
Income tax benefit	847,398	645,029	31.4%	1,532,274	1,226,122	25.0%
Gain from discontinued operations	-	-	n/a	120,688	-	n/a
Net loss	$(1,269,242)	$(1,078,329)	17.7%	$(2,296,418)	$(2,058,384)	11.6%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the six month period ended June 30, 2010.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Percent Increase/ (Decrease)		2010	2009	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$778,086	$531,291	46.5%		$1,259,841	$843,626	49.3%
Mineral exploration and evaluation expenses – related party	89,400	90,000	(0.7	) %	207,257	180,000	15.1%
Administrative – Clarkdale site	287,747	138,250	108.1%		605,981	370,937	63.4%
General and administrative	696,783	716,160	(2.7	) %	1,358,796	1,449,204	(6.2	) %
General and administrative – related party	52,808	67,617	(21.9	) %	89,927	89,819	0.1%
Depreciation	226,681	186,657	21.4%		448,181	368,615	21.6%
Total operating expenses	$2,131,505	$1,729,975	23.2%		$3,969,983	$3,302,201	20.2%

Six month period ended June 30, 2010 and 2009. Operating expenses increased by 20.2% to $3,969,983 during the six month period ended June 30, 2010 from $3,302,201 during the six month period ended June 30, 2009.  Operating expense increased primarily as a result of increases in mineral exploration and evaluation expenses and administrative expenses at our Clarkdale project site.

Mineral exploration and evaluation expenses increased to $1,259,841 during the six month period ended June 30, 2010 from $843,626 during the six month period ended June 30, 2009.  Mineral exploration and evaluation expenses increased primarily as a result of greater use of independent consultants and engineers related to pre-production activity on the Clarkdale project.

Included in mineral exploration and evaluation expenses were the amounts of $207,257 and $180,000 paid in the six month period ended June 30, 2010 and 2009, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses increased to $605,981 during the six month period ended June 30, 2010 from $370,937 for the six month period ended June 30, 2009. Administrative costs at the Clarkdale site increased due to the increase in activity at the Clarkdale site related to pre-production activity on the project.

General and administrative expenses decreased by 6.2% to $1,358,796 during the six month period ended June 30, 2010 from $1,449,204 during the six month period ended June 30, 2009.  General and administrative expenses decreased primarily as a result of increased professional administrative expense in the prior comparable period due to the preparation of our registration statement on Form S-1 and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008. This decrease was partially offset by increased director compensation due to expansion of our board of directors.  We anticipate that operating expenses will increase as we grow our business operations.

Included in general and administrative expenses for the six month periods ended June 30, 2010 and 2009 were compensation expenses related to the option vesting and option grants of $93,782 and $53,992, respectively. On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”).  Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of our common stock may be granted to eligible Participants. On December 15, 2009, our stockholders approved the 2009 Incentive Plan. As of June 30, 2010, no options have been granted under the 2009 Incentive Plan. On October 15, 2009, we adopted the 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”).  Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of our common stock may be granted to directors under such plan.  On December 15, 2009, our stockholders approved the 2009 Directors Plan. As of June 30, 2010, 499,821 options have been granted under the 2009 Directors Plan with an exercise price ranging from $0.70 to $1.60 per share.

In addition, we incurred $89,927 and $89,819 during the six month periods ended June 30, 2010 and 2009, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $37,769 and $28,742 of the above Cupit, Milligan, Ogden & Williams fees for the six month periods ended June 30, 2010 and 2009, respectively.

Depreciation expense increased to $448,181 during the six month period ended June 30, 2010 from $368,615 during the six month period ended June 30, 2009.  Depreciation expense increased as a result of bringing additional construction in progress items into service and acquiring additional equipment.

For the six month period ended June 30, 2010, we purchased services from three major vendors, Baker Hostetler LLP, our legal counsel; Arrakis, Inc.; and Nanominerals Corp which exceeded more than 10% of total purchases and amounted to approximately $450,000, $329,632, and $207,257, respectively.  For the six month period ended June 30, 2009, we purchased services from one major vendor, Baker Hostetler LLP, our legal counsel, which exceeded more than 10% of total purchases and amounted to approximately $591,982.

Three month period ended June 30, 2010 and 2009. Operating expenses increased by 23.2% to $2,131,505 during the three month period ended June 30, 2010 from $1,729,975 during the three month period ended June 30, 2009.  Operating expense increased primarily as a result of increases in mineral exploration and evaluation expenses and administrative expenses at our Clarkdale project site.

Mineral exploration and evaluation expenses increased to $778,086 during the three month period ended June 30, 2010 from $531,291 during the three month period ended June 30, 2009.  Mineral exploration and evaluation expenses increased primarily as a result of moving from the testing phase to the pre-production phase on the Clarkdale project.

Included in mineral exploration and evaluation expenses were the amounts of $89,400 and $90,000 paid in the three month period ended June 30, 2010 and 2009, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses increased to $287,747 during the three month period ended June 30, 2010 from $138,250 for the three month period ended June 30, 2009. Administrative costs at the Clarkdale site increased due to the increase in activity at the Clarkdale site related to pre-production activity on the project.

General and administrative expenses decreased by 2.7% to $696,783 during the three month period ended June 30, 2010 from $716,160 during the three month period ended June 30, 2009.  General and administrative expenses decreased primarily as a result of increased professional administrative expense in the prior comparable period due to the preparation of our registration statement on Form S-1 and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008. This decrease was partially offset by increased director compensation due to expansion of our board of directors.  We anticipate that operating expenses will increase as we grow our business operations.

In addition, we incurred $52,808 and $67,617 during the three month periods ended June 30, 2010 and 2009, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $22,179 and $21,637 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended June 30, 2010 and 2009, respectively.

Depreciation expense increased to $226,681 during the three month period ended June 30, 2010 from $186,657 during the three month period ended June 30, 2009.  Depreciation expense increased as a result of bringing additional construction in progress items into service and acquiring additional equipment.

Other Income and Expenses

Six month period ended June 30, 2010 and 2009.  Total other income increased to $20,603 during the six month period ended June 30, 2010 from $17,695 during the six month period ended June 30, 2009.  The increase was primarily due to higher levels of cash placed in interest bearing accounts resulting in increased interest income.

During the six month period ended June 30, 2010, we received incidental rental revenue of $12,960 compared to $14,105 for the same period in 2009 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Three month period ended June 30, 2010 and 2009.  Total other income increased to $14,865 during the three month period ended June 30, 2010 from $6,617 during the three month period ended June 30, 2009.  The increase in total other income primarily resulted from our placing additional cash reserves in an interest bearing money market account during the second quarter of 2010.

During the three month period ended June 30, 2010, we received incidental rental revenue of $6,480 compared to $6,565 for the same period in 2009 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Six month period ended June 30, 2010 and 2009.  Income tax benefit increased to $1,532,274 for the six month period ended June 30, 2010 from $1,226,122 during the six month period ended June 30, 2009.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the six month period ended June 30, 2010 from the six month period ended June 30, 2009.

Three month period ended June 30, 2010 and 2009.  Income tax benefit increased to $847,398 for the three month period ended June 30, 2010 from $645,029 during the three month period ended June 30, 2009.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended June 30, 2010 from the three month period ended June 30, 2009.

Gain from Discontinued Operations

Six month period ended June 30, 2010 and 2009. Prior to our corporate restructuring in 2005, we had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, we updated our internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses are not included in our net operating losses.

Net Loss

Six month period ended June 30, 2010 and 2009.  The aforementioned factors resulted in a net loss of $2,296,418, or $0.02 per common share, for the six month period ended June 30, 2010, as compared to a net loss of $2,058,384, or $0.02 per common share, for the six month period ended June 30, 2009.

Three month period ended June 30, 2010 and 2009.  The aforementioned factors resulted in a net loss of $1,269,242, or $0.01 per common share, for the three month period ended June 30, 2010, as compared to a net loss of $1,078,329, or $0.01 per common share, for the three month period ended June 30, 2009.

As of June 30, 2010 and December 31, 2009, we had cumulative net operating loss carryforwards of approximately $22,670,873 and $18,866,291, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2030.

  We had cumulative state net operating losses of approximately $13,022,631 and $10,148,277 as of June 30, 2010 and December 31, 2009, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2013 and 2015.

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

Working Capital

The following is a summary of our working capital at June 30, 2010 and December 31, 2009:

	At June 30, 2010	At December 31, 2009	Percent Increase/(Decrease)
Current Assets	$8,867,556	$13,221,823	(32.9)%
Current Liabilities	(561,040)	(874,470)	(35.8)%
Working Capital	$8,306,516	$12,347,353	(32.7)%

As of June 30, 2010, we had an accumulated deficit of $19,788,324. As of June 30, 2010, we had working capital of $8,306,516, compared to working capital of $12,347,353 as of December 31, 2009.  The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities. Working capital was increased during the fourth quarter of 2009 by the receipt of gross proceeds of $15,098,245 from our November 2009 private placement. Cash was $8,726,301 as of June 30, 2010, as compared to $13,099,562 as of December 31, 2009.  Net property and equipment increased to $14,208,941 as of June 30, 2010 from $13,994,934 as of December 31, 2009.  The increase primarily resulted from equipment acquisitions and additions to the leaching and filtration circuit at the Clarkdale Slag Project partially offset by depreciation expense.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $46,331,596 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2010	2009	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,595,295)	$(2,980,743)	20.6%
Cash Flows Used in Investing Activities	(662,188)	(1,208,718)	(45.2)%
Cash Flows (Used) Provided by Financing Activities	(115,778)	42,684	(371.2)%
Net Change in Cash During Period	$(4,373,261)	$(4,146,777)	5.5%

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $3,595,295 during the six month period ended June 30, 2010 from $2,980,743 during the six month period ended June 30, 2009.  The increase in cash used in operating activities was primarily due to operating losses resulting from increased activity on our Clarkdale project.

Net Cash Used in Investing Activities.  We used $662,118 in investing activities during the six month period ended June 30, 2010, as compared to $1,208,718 during the six month period ended June 30, 2009.  The decrease was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.

Net Cash (Used) Provided by Financing Activities.  Net cash used by financing activities was $115,778 for the six month period ended June 30, 2010 compared to net cash provided by financing activities of $42,684 for the six month period ended June 30, 2009.  Net cash used by financing activities during the six month period ended June 30, 2010 primarily resulted from principal payments on the capital lease and the VRIC payable.  Net cash provided by financing activities during the six month period ended June 30, 2009 primarily resulted from the receipt of $150,000 from the exercise of stock options offset by principal payments on the capital lease and the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $9,350,000.  As of August 10, 2010, we had cash reserves in the amount of approximately $7,366,936.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) that are adopted by us, as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $8,726,301 at June 30, 2010 and $13,099,562 at December 31, 2009.  Our cash is held primarily in non-interest bearing checking accounts, a savings account and a money market account and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2010, we issued options to purchase up to 200,000 shares of common stock to an independent director upon his appointment to the Board.  The options have an exercise price of $1.06 per share, vest pro rata over four years, from May 1, 2011 through May 1, 2014, and expire on the five year anniversary of the vesting date. These securities were issued pursuant to Section 4(2) of the Securities Act.

On June 30, 2010, we issued 25,714 shares of our common stock to two non-management directors, pursuant to the director compensation policy for these two non-management directors. The 25,714 shares were issued based on a price of $0.70 per share, the closing price of our common stock on June 30, 2010, the last trading day of the second quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On June 30, 2010, we issued options to purchase up to 68,571 shares of our common stock to three non-management directors, pursuant to the director compensation policy for these three non-management directors.  The 68,571 options were issued at an exercise price of $0.70 per share, the closing price of our common stock on June 30, 2010, the last trading day of the first quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2010.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 16, 2010	By:	/s/ Ian R. McNeil
Ian R. McNeil
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)