Form 10-Q
period 2010-09-30
Searchlight Minerals Corp.
filed 2010-11-09
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Yes           ☐      No           ☒

As of November 8, 2010, the registrant had 119,244,451 outstanding shares of common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30, 2010	December 31, 2009

ASSETS

Current assets
Cash	$6,552,359	$13,099,562
Prepaid expenses	121,452	122,261

Total current assets	6,673,811	13,221,823

Property and equipment, net	14,095,809	13,994,934
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	10,902

Total non-current assets	161,041,027	160,936,282

Total assets	$167,714,838	$174,158,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$111,689	$443,742
Accounts payable - related party	49,585	194,690
VRIC payable, current portion - related party	223,919	210,921
Capital lease payable, current portion	21,559	25,117

Total current liabilities	406,752	874,470

Long-term liabilities
VRIC payable, net of current portion - related party	1,578,252	1,747,853
Capital lease payable, net of current portion	-	15,175
Deferred tax liability	45,533,937	47,863,870

Total long-term liabilities	47,112,189	49,626,898

Total liabilities	47,518,941	50,501,368

Commitments and contingencies - Note 13	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 118,818,318 and 118,768,373 shares,respectively, issued and outstanding	118,818	118,768
Additional paid-in capital	141,249,219	141,029,875
Accumulated deficit during exploration stage	(21,172,140)	(17,491,906)

Total stockholders' equity	120,195,897	123,656,737

Total liabilities and stockholders' equity	$167,714,838	$174,158,105

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,009,116	626,450	2,476,213	1,471,047	9,541,711
Mineral exploration and evaluation expenses - related party	78,865	60,000	286,122	240,000	1,977,267
Administrative - Clarkdale site	196,988	168,212	595,714	527,442	3,036,009
General and administrative	651,844	759,839	2,011,139	2,219,779	10,959,062
General and administrative - related party	31,705	22,407	121,632	112,226	376,397
Depreciation	227,402	186,025	675,585	554,641	1,527,693

Total operating expenses	2,195,920	1,822,933	6,166,405	5,125,135	27,418,139

Loss from operations	(2,195,920)	(1,822,933)	(6,166,405)	(5,125,135)	(27,418,139)

Other income (expense)
Rental revenue	6,480	6,295	19,440	20,400	118,450
Loss on equipment disposition	-	-	-	(1,542)	(35,067)
Interest expense	(287)	(561)	(1,699)	(1,882)	(11,719)
Interest and dividend income	8,752	5,193	17,809	11,646	624,999

Total other income (expense)	14,945	10,927	35,550	28,622	696,663

Loss before income taxes and discontinued operations	(2,180,975)	(1,812,006)	(6,130,855)	(5,096,513)	(26,721,476)

Income tax benefit	797,659	675,517	2,329,933	1,901,639	9,301,359

Loss from continuing operations	(1,383,316)	(1,136,489)	(3,800,922)	(3,194,874)	(17,420,117)

Discontinued operations:
Gain (loss) from discontinued operations	-	-	120,688	-	(3,752,023)

Net loss	$(1,383,316)	$(1,136,489)	$(3,680,234)	$(3,194,874)	$(21,172,140)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Gain (loss) from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding -basic and diluted	118,809,087	106,537,115	118,787,093	106,417,990

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2008	105,854,691	$105,854	$126,854,760	$(13,356,482)	$113,604,132

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	700,000	700	174,300	-	175,000

Amortization of stock options issued to director over vesting period	-	-	57,447	-	57,447

Issuance of common stock for directors' compensation	23,836	24	53,976	-	54,000

Issuance of stock options for directors' compensation	-	-	28,116	-	28,116

Net loss, September 30, 2009	-	-	-	(3,194,874)	(3,194,874)

Balance, September 30, 2009	106,578,527	$106,578	$127,168,599	$(16,551,356)	$110,723,821

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	123,656,737

Amortization of stock options issued to directors over vesting period	-	-	122,127	-	122,127

Issuance of common stock for directors' compensation	49,945	50	44,950	-	45,000

Issuance of stock options for directors' compensation	-	-	52,267	-	52,267

Net loss, September 30, 2010	-	-	-	(3,680,234)	(3,680,234)

Balance, September 30, 2010	118,818,318	$118,818	$141,249,219	$(21,172,140)	$120,195,897

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,680,234)	$(3,194,874)	$(21,172,140)
Gain (loss) from discontinued operations	120,688	-	(3,752,023)
Loss from continuing operations	(3,800,922)	(3,194,874)	(17,420,117)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	675,585	554,641	1,527,693
Stock based expenses	219,394	139,563	1,550,756
Loss on disposition of fixed assets	-	1,542	36,416
Amortization of prepaid expense	200,512	216,801	852,540
Allowance for bond deposit recovery	(180,500)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(199,703)	(78,998)	(973,992)
Reclamation bond and deposits	176,630	100,900	(14,772)
Accounts payable and accrued liabilities	(356,470)	(381,959)	(173,139)
Deferred income taxes	(2,329,933)	(1,901,639)	(9,301,359)

Net cash used in operating activities	(5,595,407)	(4,544,023)	(23,915,974)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(113,397)	(125,398)	(620,984)
Proceeds from property and equipment disposition	-	-	400
Purchase of property and equipment	(663,063)	(1,321,045)	(14,283,545)

Net cash used in investing activities	(776,460)	(1,446,443)	(25,911,368)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	175,000	59,197,745
Stock issuance costs	-	-	(2,024,643)
Principal payments on capital lease payable	(18,733)	(17,918)	(94,679)
Principal payments on VRIC payable - related party	(156,603)	(144,601)	(699,017)

Net cash (used) provided by financing activities	(175,336)	12,481	56,379,406
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(6,547,203)	(5,977,985)	6,552,359

CASH AT BEGINNING OF PERIOD	13,099,562	7,055,591	-

CASH AT END OF PERIOD	$6,552,359	$1,077,606	$6,552,359

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2010	September 30, 2009	September 30, 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,699	$1,882	$62,470

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

Going concern - The Company incurred cumulative net losses of $21,172,140 from operations as of September 30, 2010 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $113,397 and $125,398 for the nine months ended September 30, 2010 and 2009, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2010, and through the date of issuance of these financial statements, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Asset retirement obligation - The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists.  Accordingly, no liability has been recorded.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on September 30, 2010 and 2009 that were not included in the computation of diluted EPS because the effect would be antidilutive were 28,368,197 and 21,979,651, respectively.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Furniture and fixtures	$38,480	$36,740
Lab equipment	249,831	228,052
Computers and equipment	82,920	67,791
Income property	309,750	309,750
Construction in progress	5,978,363	5,523,620
Capitalized interest	620,984	507,587
Vehicles	44,175	44,175
Slag conveyance equipment	44,375	44,375
Demo module building	6,630,063	6,625,603
Site improvements	1,276,774	1,241,468
Site equipment	345,247	215,341

	15,620,962	14,844,502
Less accumulated depreciation	1,525,153	849,568

	$14,095,809	$13,994,934

Depreciation expense was $675,585 and $554,641 for the nine months ended September 30, 2010 and 2009, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	CLARKDALE SLAG PROJECT

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (“TI”) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale, Arizona, through its wholly owned subsidiary CML.  This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and Verde River Iron Company, LLC (“VRIC”). One of the Company’s former directors was an affiliate of VRIC. The former director joined the Company’s board subsequent to the acquisition.

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

As of September 30, 2010, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At September 30, 2010, the mineral properties balance was $16,947,419.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Trade accounts payable	$81,268	$414,279
Accrued compensation and related taxes	30,421	29,463

	$111,689	$443,742

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at September 30, 2010 and December 31, 2009,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	September 30, 2010	December 31, 2009

Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	July 2011	$21,559	$40,292

					21,559	40,292
Capital lease payable, current portion					(21,559)	(25,117)

Capital lease payable, net of current portion					$—	$15,175

The following table represents future minimum lease payments on the capital lease payable for each of the twelve month periods ending September 30,

2011	$22,001
Thereafter	—

Total future minimum lease payments	22,001
Imputed interest	(442)

Present value of future minimum lease payments	$21,559

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at September 30, 2010 and December 31, 2009,

	September 30, 2010	December 31, 2009

Site equipment	$116,239	$116,239
Accumulated amortization	(96,866)	(75,071)

	$19,373	$41,168

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.  Mr. Harry Crockett, one of the Company’s former directors, was an affiliate of VRIC.  Mr. Crocket joined the Board of Directors subsequent to the acquisition. Mr. Crocket passed away in September 2010.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending September 30,

2011	$223,919
2012	242,504
2013	262,631
2014	284,430
2015	308,037
Thereafter	480,650

1,802,171
VRIC payable, current portion	223,919

VRIC payable, net of current portion	$1,578,252

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 13.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company’s stockholders’ equity activity consisted of the following:

On September 30, 2010, the Company awarded and issued 9,231 shares to a non officer director pursuant to its directors’ compensation policy.  The share award was priced at $0.975 per share and has been recorded as directors’ compensation expense of $9,000 and as common stock and additional paid-in capital.

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

During the nine months ended September 30, 2009, the Company’s stockholders’ equity activity consisted of the following:

The Company awarded and issued 23,836 shares to non officer directors pursuant to its directors’ compensation policy.  The share awards were priced between $1.82 and $2.74 per share and were recorded as directors’ compensation expense of $54,000 and additional paid-in capital.

The Company issued 700,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $175,000.  Options exercised were for 700,000 shares of common stock at $0.25 per share.  These stock options were subject to an expiration date of November 23, 2010.

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

During the nine months ended September 30, 2010, the Company granted stock options as follows:

a)
On September 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 73,848 shares of common stock at $0.975 per share.  The options were granted to four of the Company’s directors for directors’ compensation, are fully vested and expire on September 30, 2015.

b)
On June 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 68,571 shares of common stock at $0.70 per share.  The options were granted to the Company’s three independent directors for directors’ compensation, are fully vested and expire on June 30, 2015.

c)
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

d)
On March 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 20,000 shares of common stock at $1.20 per share.  The options were granted to the Company’s two independent directors for directors’ compensation, are fully vested and expire on March 31, 2015.

e)
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

During the nine months ended September 30, 2009, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 23,836 shares of common stock at prices ranging from $1.82 to $2.74 per share. The options were granted to an independent director for director’s compensation, are fully vested and expire five years after the date they were granted.

Expenses for the nine months ended September 30, 2010 and 2009 related to vesting and granting of stock options were $80,612 and $85,563, respectively, and are included in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options - During the nine months ended September 30, 2010, the Company granted stock options to directors totaling 562,419, with a weighted average exercise price of $1.20 per share. As of September 30, 2010, stock options outstanding totaled 3,243,052 with a weighted average price of $1.20 per share.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	2,680,633	$1.20
Options granted and assumed	562,419	1.20
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	—	—

Balance, September 30, 2010	3,243,052	$1.20

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

The Company estimates the fair value of options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2010	2009

Dividend yield	—	—
Expected volatility	105.85% to 116.78%	72.67 to 76.65%
Risk-free interest rate	1.27% to 3.28%	1.67% to 2.54%
Expected life (years)	4.25 to 4.94	4.13 to 4.25

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

For stock options awarded during 2010 and 2009, the expected volatility is based on the historical volatility levels on our common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the nine months ended September 30, 2010:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2009	150,000	$0.84
Options granted	400,000	1.01
Options vested	—	—
Options cancelled	—	—

Unvested, September 30, 2010	550,000	$0.96

As of September 30, 2010, there was $351,264 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows:

2010	$49,399
2011	157,952
2012	93,694
2013	42,393
2014	7,826

Total	$351,264

The following table summarizes the changes of the Company’s stock options subject to vesting for the nine months ended September 30, 2009:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2008	200,000	$0.79
Options granted	—	—
Options vested	—	—
Options cancelled	—	—

Unvested, September 30, 2009	200,000	$0.79

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The following table summarizes information about options granted during the nine months ended September 30, 2010:
Number of Options Granted During 2010	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Grant Date Fair Value
562,419	Equals	$1.20		$0.70 to $1.59	$0.81
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

The following table summarizes information about options granted during the nine months ended September 30, 2009:
Number of Options Granted During 2009	Exercise Price Equals, Exceeds Or Is Less than Mkt. Price of Stock On Grant Date	Weighted Average Exercise Price	Range of Exercise Price		Weighted Average Fair Value
23,836	Equals	$2.27		$1.82 to $2.74	$1.18
—	Exceeds	$—	$	— to $ —	$—
—	Less Than	$—	$	— to $ —	$—

23,836	Equals	$2.27		$1.82 to $2.74	$1.18

Stock options/warrants - The Company did not grant any stock warrants during the nine month periods ended September 30, 2010 or September 30, 2009, respectively.

During the nine months ended September 30, 2010, the Company issued stock options for 562,419 shares of common stock to directors with a range of exercise prices of $0.70 to $1.59 per share. During the nine months ended September 30, 2009 the Company issued stock options for 23,836 shares of common stock to a director with a weighted average exercise price of $2.27 per share.

The following table summarizes information about options/warrants granted during the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2009	28,064,283	$1.16
Options/warrants granted and assumed	562,419	1.20
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	—	—

Balance, September 30, 2010	28,626,702	$1.16

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Income tax benefit at statutory rates	$2,283,863	$1,951,393
Non-deductible and other	43,750	(2,739)
Change in valuation allowance	2,320	(47,015)

Income tax benefit	$2,329,933	$1,901,639

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Deferred income tax assets

Net operating loss carryforward	$9,369,810	$7,169,190
Option compensation	478,328	412,058
Reclamation bond	—	68,590
Property, plant & equipment	293,718	164,405

Gross deferred income tax asset	10,141,856	7,814,243
Valuation allowance	(478,328)	(480,648)

	9,663,528	7,333,595
Deferred income tax liabilities

Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$45,533,937	$47,863,870

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at September 30, 2010. For the year ended December 31, 2009, the valuation allowance also included the reclamation bond. The bond was returned to the Company in full in June 2010.

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

The Company had cumulative net operating losses of approximately $24,657,395 and $18,866,291 as of September 30, 2010 and December 31, 2009, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2030.

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

For the nine month periods ended September 30, 2010 and 2009, the state income tax benefit which is included in the total tax benefit was $316,393 and $265,783, respectively.

The Company had cumulative net operating losses of approximately $14,523,444 and $10,148,277 as of September 30, 2010 and December 31, 2009, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2013 and 2015.

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

Rent expense resulting from this operating lease agreement was $38,040 and $42,300 for each of the nine month periods ended September 30, 2010 and 2009, respectively.

Employment contracts - Ian R. McNeil.  The Company entered into an employment agreement with Ian R. McNeil, its President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. McNeil an annual salary of $190,000.

Mr. McNeil resigned from the Company on October 1, 2010. Under a Separation and Release Agreement, the Company will make separation payments for a period of three months of $15,833 per month and will pay for certain health benefits for Mr. McNeil for a period of three months.

Martin B. Oring.  On October 1, 2010, the Company entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as its Interim Chief Executive Officer and President.  The agreement is on an at will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Interim Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees.

In addition, on October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of the Company’s common stock on the date of grant).  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to the Company of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Interim Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services.  The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

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

In September 2010, the Company and its executive officers and directors voluntarily agreed to reduce cash compensation by 25% beginning on October 1, 2010 and continuing for an undetermined amount of time. Employment agreements were not affected and have not been amended.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At September 30, 2010 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $6,121,270.

15.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2010, the Company purchased services from two major vendors, Baker Hostetler and Arrakis, Inc., which exceeded more than 10% of total purchases and amounted to $600,000 and $379,632, respectively.

For the nine months ended September 30, 2009, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to $958,962.

16.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. McNeil and Mr. Ager are affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the nine months ended September 30, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $252,501 and $33,621, respectively. At September 30, 2010, the Company had an outstanding balance due to NMC of $17,880.

During the nine months ended September 30, 2010, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $121,632 for the nine months ended September 30, 2010. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his salary agreement. The direct benefit to Mr. Williams was $51,085 of the above CMOW fees and expenses for the nine months ended September 30, 2010. The Company had an outstanding balance due to CMOW of $31,705 as of September 30, 2010.

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

18.	SUBSEQUENT EVENTS

Upon the resignation of Mr. McNeil as Chief Executive Officer of the Company on October 1, 2010, the Company entered into an employment agreement with Martin B. Oring, its Interim Chief Executive Officer and President.

On October 1, 2010, the Company entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as its Interim Chief Executive Officer and President.  The agreement is on an at will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Interim Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees.

In addition, on October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of the Company’s common stock on the date of grant).  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to the Company of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Interim Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services.  The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

Under a Separation and Release Agreement with Mr. McNeil, the Company will make separation payments for a period of three months of $15,833 per month and will pay for certain health benefits for Mr. McNeil for a period of three months.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2010 and changes in our financial condition from our year ended December 31, 2009.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Clarkdale Slag Project - Current Work Program

During the first half of 2010, we made a strategic decision to pursue a “multi-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project, in order to determine the most effective technique for the extraction of precious and base metals from our slag material.  In early 2010, in order to focus more effectively on alternative approaches to the process flow sheet, we supplemented our internal technical team with a new project manager and additional experienced engineers.  The new engineering team consists of specialists in grinding, leaching, autoclaving, filtration, resins, solvent extraction and electro-winning.  Of the five experienced engineering professionals brought in to assist our internal technical team, three are designated as registered “qualified persons” by the Mining and Minerals Association of America.

The technical staff focused our resources and activities in accordance with operational and research and development objectives.  The operational team was tasked with optimizing the existing plant to operate and produce metal.  The research and development team was tasked with exploring new grinding, leaching extraction, and equipment alternatives that would be suitable and commercially viable.  As a result of these efforts, four potential flow sheets were identified for the project: (i) the Original Halide Leach; (ii) the Modified Halide Leach; (iii) the Three-Stage Acidic Leach; and (iv) the Autoclave Process.  While data, to date, on the first three options remains inconclusive, the fourth (autoclave) appears to have the most commercially viable potential for the reasons summarized below.

Autoclave Process – This leach process is known as POX, or Pressure Oxidation, and is widely used within the precious metals mining industry, utilizes elevated temperature and pressure in an autoclave system to dissolve and remove impurities (iron and silica) from the ore.  In small-scale bench testing this process has allowed an ambient leach to dissolve the gold in a ‘clean solution,’ making it available for recovery by a number of commercially proven process techniques. To date, over 50 separate bench-scale autoclave tests have been conducted in a six-liter single batch autoclave under a variety of operating conditions relating to pressure, temperature, retention time and chemistry.  The most recent of these tests have been conducted on slag material that was previously ground using high pressure grinding rolls (HPGR). The tests thus far indicate the following:

•
Pressure Oxidation, followed by ambient leach (either halide or cyanide), has resulted in commercial-grade gold recovery into solution. The ability to leach gold using cyanide demonstrates that the gold has been totally liberated and is in a ‘free’ state.  The use of cyanide at a batch test level also provides a cross-check on analytical results using a halide leach.

•
The HPGR-ground slag at a minus-20 mesh size seems to be able to provide liberation of gold comparable to the results that were achieved in pilot-level halide leach formulation tests at a much finer minus-200 mesh size.  This appears to be due to the micro-fractures imparted to the slag during the HPGR grinding process. The technical team believes that the high pressures that exist in the autoclave environment are able to drive the leach solution into the micro-fracture cracks created in the slag by the HPGR crusher, thereby dissolving the gold without having to employ a more expensive process to grind the material to a much finer particle size.

•
Recent tests indicate that an intermediate grind at approximately minus-100 mesh may provide sufficient additional gold extraction into solution to warrant the inclusion of a secondary grinding circuit such as a tower mill.  The tower mill may provide the proper grind with only modest wear on the internal components of the mill. Grinding tests in a pilot-scale tower mill are underway.  This pilot tower mill has been effective in providing results that indicate the ability of a larger tower mill to support a commercial scale operation. Several manufacturers provide tower mills of sufficient size and capacity to support the 2,000 ton-per-day (tpd) capacity envisioned for the commercial system at Clarkdale.

•
The temperatures and pressures required within the autoclave are relatively moderate when compared with many commercial autoclave systems.  Similarly, the required retention times for the material in the autoclave are relatively short.  This may allow us to utilize a smaller, more cost-efficient autoclave for our anticipated 2,000 tpd commercial production facility, when compared with larger autoclaves installed at other mining facilities around the world.

Based on all tests of various leach processes that have been completed to date, autoclave POX appears to provide the most consistent and cost-effective method for extracting gold from the slag material. It is anticipated that the capital and operating costs of an autoclave system are significantly higher than the costs for the other ambient leach techniques tested thus far.  However, bench testing by our consultants indicate that autoclaving can consistently provide gold recoveries of approximately 0.5 ounces per ton (opt).  Autoclaving is also a proven technology that is widely used within the mining industry, and the effectiveness of the downstream ambient leach system will benefit from results gleaned from earlier and extensive leach processing conducted at the Project.

To test the commercial viability of the autoclave approach, we have outlined a technical program with clearly defined milestones.  We intend to systematically advance the project to complete pre-feasibility and feasibility studies and finally a “bankable” feasibility document.

Currently, additional process optimization batch tests are being conducted as part of the pre-feasibility study, and a matrix has been designed to isolate and determine all variables involved.  The primary variables being tested include feed type (different grinds), retention time, chemistry, heat and pressure.  These tests continue to be conducted using a six-liter autoclave, processing approximately 0.5kg of ground slag material per test.  The testing is designed to isolate relevant parameters by changing only one variable at a time, in order to obtain optimum results and provide real-time input into the proposed continuous pilot test.

Once the batch test results have been completed, analyzed and incorporated into a pre-feasibility document, continuous pilot bulk tests will be scheduled in a larger multi-compartment autoclave (30-50 liters) as part of the feasibility study.  It is anticipated that these bulk tests will begin in the fourth quarter of 2010.   This type of scale-up in testing is common in the mining industry, and the majority of recent major autoclave installations have proven their feasibility utilizing bulk tests conducted with 30-50 liter autoclaves.  Reputable engineering firms with the equipment and expertise to perform the bulk tests have been interviewed, and it is expected that one of the firms will be placed under contract within the next 30 days.

Net results from the batch autoclave testing and continuous bulk autoclave testing will be incorporated into a feasibility study that identifies the engineering parameters and recoverable gold grade for a commercial-scale production facility.  This information will then be used to identify capital requirements and operating costs to form the basis for a “bankable” study to support the financing of the commercial system.

Our autoclave technical team is currently led by Richard Kunter, an independent engineer and registered Qualified Person (QP) with extensive experience in autoclave development.  In anticipation of the upcoming continuous bulk tests, we have engaged another autoclave specialist with significant experience in the design, start-up and commercial operation of autoclave systems.  As we transition between technical milestones and approach the preparation of a bankable feasibility study, plans call for further bolstering our technical capabilities with the services of one of the few autoclave EPCM (Engineering/Procurement/Construction/Management) firms that specializes in commercial autoclave design and construction.  We should benefit by involving all these parties throughout the final continuous pilot testing stage and during the preparation of the bankable feasibility study. These firms are currently being interviewed, and the selection of a specific firm is anticipated within the next 30 days, thereby allowing such firm to provide input and oversight of the upcoming bulk autoclave testing activities.

A more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources, is expected to occur during the feasibility evaluation.  The scope, size, timing and cost of our full-scale production facility will depend upon a number of factors, including results of the bankable feasibility study and the availability of funding.  If we determine that we will use autoclaving, the capital costs will likely be higher than those of open-vessel leaching, and such costs will need to be considered when comparing the various extraction methods.

While the plant site in Clarkdale remains a valuable resource for the technical team, it no longer requires the previous levels of staffing during our autoclave testing activities.  Thus, as of early September 2010, the number of employees working at the Clarkdale facility was reduced by approximately 50% to levels appropriate only for essential and necessary tasks, while assuring that important permits remain in good standing.

We have budgeted $4,960,000 for our work program on the Clarkdale Slag Project over the next twelve months, which includes our autoclave testing activities and the completion of a feasibility study.  A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, We estimate that our monthly expenses will increase substantially once we enter Phase II of the project and therefore, we will require the necessary funding to fulfill this anticipated work program.  There is no assurance that such funding will be available at all, or on terms that are reasonably acceptable to us.  If the results of our feasibility studies do not support a basis for us to proceed with the construction of our proposed, full-scale production facility or we cannot obtain funding at all, or on terms that are reasonably acceptable to us, we will have to scale back or abandon our proposed operations at the Clarkdale Slag Project.  If management determines, based on any factors, including the foregoing, that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a significant impairment of our investment in such property interests in our financial statements.

Clarkdale Slag Project – History.  Prior to 2007, while conducting testing on the slag material and to assist in the process of designing a larger scale production module, we initially conducted our testing in a smaller scale pilot plant.  During this initial testing process, we determined that we could effectively liberate gold, silver, copper and zinc from smaller quantities of ground slag material by employing:

•	a mechanical process to break up the slag material using a small vibratory mill in our crushing and grinding circuit, and

•	a relatively benign (halide) chemical leaching process to liberate the precious and base metals from the crushed and ground slag.

Our primary goal consistently has been to demonstrate the economic viability of the Clarkdale Project, including the generation of a bankable feasibility study for the Clarkdale Project.  This work has required developing a technically viable flow sheet for extracting gold, silver, copper and zinc from the slag material at the Clarkdale Project site.  We began work on the Clarkdale Project, under a joint venture arrangement with the then-existing owners of the Clarkdale Project site, with qualified independent engineers, by drilling and sampling the slag pile, under chain-of-custody standards, in order to understand potential grades and tonnages.  After obtaining results from these efforts, we proceeded to work on the metallurgy capable of unlocking the value of the metals contained in the slag material.  To achieve this objective, we operated a small pilot plant in Phoenix, Arizona, and completed an internal pre-feasibility study.  The results of this work demonstrated that, with proper grinding, a simple halide leach could extract the precious and base metals in sufficient quantities which could potentially be economically viable.  The next step involved the construction of a larger pilot plant (test module) at the Clarkdale Project site, which was designed to test the commercial viability of the process and to complete a feasibility study.  The flow sheet created for the test module did not contain any proprietary or “black box” technology, but management was also not aware of any commercial mining operation that used this specific equipment and chemistry.  We proceeded to build one commercial module rather than complete a theoretical feasibility study.  Concurrently, we completed the acquisition of the Clarkdale Project site from the previous owners.

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

Most of 2009 was devoted to attempts to commission and optimize the production module, during which time we encountered numerous challenges involving its crushing and grinding circuit.  In early 2010, we brought in experienced outside engineering resources to better define and execute on a multi-pronged approach to achieve commercial feasibility of the Clarkdale Project.  This refocusing effort has resulted in significant progress, both operationally and from a research and development perspective, and the technical team is in the final stages of analyzing multiple processes in order to determine the most efficient and productive path towards the completion of a bankable feasibility study.

The key to the potential success of the flow sheet involves the mechanical liberation of the metals by proper grinding.  This process proved to be a significant challenge for the larger grinding equipment installed on site.  After an entire year of innovative attempts and modifications, the grinding circuit failed to liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively.  We concluded that investigation of alternative grinding and leaching methods was necessary in order to solve the problem.  We have conducted preliminary studies of these alternative approaches to the process flow sheet, which have shown promising results and are the current focus of our efforts.

Initially during the start-up of the production module, emphasis was placed on the crushing and grinding circuit since it was believed, and shown in the pilot plant, that in order to leach the highest amount of gold from the slag material with our benign halide leach, mechanical liberation of gold particles was necessary via a very fine grind.  As we began to crush and grind larger amounts of slag material through the production module, we encountered a number of equipment wear issues.  Highly abrasive carbon-rich ferro-silicates (containing carbon, iron and silica) comprise about 90% of the slag material.  The hardness of these materials caused significant wear and tear on the metal crushers and grinders.  Further, as we increased the amount of slag material in the crushing and grinding circuit, we experienced difficulties in grinding the slag material into a fine enough material to be effectively leached by our benign halide leaching process.  Our experience with the slag material in the larger scale production module required us to seek out more advanced hard facing technology and wear-resistant surfacing media for our crushing and grinding equipment.  Initially, we believed that the wear issues relating to the throughput rate of the crushing and grinding circuit had been resolved.  However, work during the first half of 2010 revealed that these issues were still present.

As a result of the challenges that have arisen with the equipment wear issues and our not being able to grind the slag material in the production module continuously, we adjusted the chemical characteristics of the leach to a more acidic leach in an effort to put less emphasis on the mechanical liberation and put more emphasis on the chemical liberation in an effort to maximize gold extraction from the slag material.  Our goal was to achieve similar results in gold extraction from the slag material to those obtained in the smaller scale pilot plant, without significantly changing the grinding circuit or seeking alternatives to the design of the larger scale production module that might have a significantly greater capital cost than we had originally planned.  In doing this testing, we encountered difficulties with the liberation of excess amounts of iron and silica in the leaching process, which resulted in difficulties with our filtration process and made the precipitation of gold from the pregnant leach solution more difficult.

Despite these difficulties, during the second quarter of 2010, we processed 100 tons of slag material through the grinding, leaching and filtering circuits of the production module and produced pregnant leach solution that contained gold, silver, copper and zinc.

Because of these challenges, which have affected our ability to operate the larger scale production module on a continuous basis, the data from our operations reflects that our production module will not be able to process 100 to 250 tons per day, as originally planned.  However, we anticipate the continued use of the facility for analytical purposes.   The information received from the operation of the larger scale production module has been invaluable in providing information on how to process the slag and extract the base and precious metals on a commercial scale.  In particular, we have a significant amount of data on various grinds and leach chemistries and their affect on leaching the desired (gold, silver, copper and zinc) and undesired (iron and silica) metals into solution.  We also have a much better understanding of the equipment wear issues that need to be considered when dealing with such hard and abrasive material.  All of this data has provided us with a strong knowledge base that can be drawn upon as we continue to make adjustments to our process going forward.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,410,000.  As of November 8, 2010, we had cash reserves in the amount of approximately $5,850,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Our estimated cash requirements for the next twelve months are as follows:

BUDGET

Administrative Expenses	$1,080,000
Legal and Accounting Expenses	1,320,000

SUBTOTAL	$2,400,000

Clarkdale Slag Project

Site Operations	$1,800,000
Metallurgical Testing and Technical Consulting Services	1,800,000
Pre-Feasibility Study	250,000
Feasibility Study	750,000
Purchase Payments – VRIC	360,000

SUBTOTAL	$4,960,000

Searchlight Gold Project
Claim Maintenance	$50,000

SUBTOTAL	$50,000

TOTAL	$7,410,000

A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, We estimate that our monthly expenses will increase substantially once we enter Phase II of the project and therefore, we will require the necessary funding to fulfill this anticipated work program.

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2010, and through the date that these financial statements were issued, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Increase/ (Decrease)	2010	2009	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(2,195,920)	(1,822,933)	20.5%	(6,166,405)	(5,125,135)	20.3%
Other income	14,945	10,927	36.8%	35,550	28,622	24.2%
Income tax benefit	797,659	675,517	18.1%	2,329,933	1,901,639	22.5%
Gain from discontinued operations	-	-	n/a	120,688	-	n/a
Net loss	$(1,383,316)	$(1,136,489)	21.7%	$(3,680,234)	$(3,194,874)	15.2%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the nine month period ended September 30, 2010.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Percent Increase/ (Decrease)		2010	2009	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$1,009,116	$626,450	61.1%		$2,476,213	$1,471,047	68.3%
Mineral exploration and evaluation expenses – related party	78,865	60,000	31.4%		286,122	240,000	19.2%
Administrative – Clarkdale site	196,988	168,212	17.1%		595,714	527,442	12.9%
General and administrative	651,844	759,839	(14.2	) %	2,011,139	2,219,779	(9.4	) %
General and administrative – related party	31,705	22,407	41.5%		121,632	112,226	8.4%
Depreciation	227,402	186,025	22.2%		675,585	554,641	21.8%
Total operating expenses	$2,195,920	$1,822,933	20.5%		$6,166,405	$5,125,135	20.3%

Nine month periods ended September 30, 2010 and 2009. Operating expenses increased by 20.3% to $6,166,405 during the nine month period ended September 30, 2010 from $5,125,135 during the nine month period ended September 30, 2009.  Operating expense increased primarily as a result of increases in mineral exploration and evaluation expenses and administrative expenses at our Clarkdale project site.

Mineral exploration and evaluation expenses increased to $2,476,213 during the nine month period ended September 30, 2010 from $1,471,047 during the nine month period ended September 30, 2009.  Mineral exploration and evaluation expenses increased primarily as a result of greater use of independent consultants and engineers related to activity on the Clarkdale project.

Included in mineral exploration and evaluation expenses were the amounts of $252,500 in fees and $33,622 in expense reimbursements and $240,000 in fees and $68,240 in expense reimbursements for the nine month periods ended September 30, 2010 and 2009, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our former Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses increased to $595,714 during the nine month period ended September 30, 2010 from $527,442 for the nine month period ended September 30, 2009. Administrative costs at the Clarkdale site increased due to the increase in activity at the Clarkdale project site.

General and administrative expenses decreased by 9.4% to $2,011,139 during the nine month period ended September 30, 2010 from $2,219,779 during the nine month period ended September 30, 2009.  General and administrative expenses decreased primarily as a result of decreased professional administrative expense from the prior comparable period due to the preparation of our registration statement on Form S-1 and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008. This decrease was partially offset by increased director compensation due to expansion of our board of directors.  We anticipate that operating expenses will increase as we grow our business operations.

Included in general and administrative expenses for the nine month periods ended September 30, 2010 and 2009 were directors’ compensation expenses related to the vesting of director options and option grants to directors of $219,394 and $139,563, respectively. On October 15, 2009, the Board of Directors adopted the 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”).  Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of our common stock may be granted to eligible Participants. On December 15, 2009, our stockholders approved the 2009 Incentive Plan. As of September 30, 2010, no options have been granted under the 2009 Incentive Plan. On October 15, 2009, we adopted the 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”).  Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of our common stock may be granted to directors under such plan.  On December 15, 2009, our stockholders approved the 2009 Directors Plan. As of September 30, 2010, 573,669 options have been granted under the 2009 Directors Plan with an exercise price ranging from $0.70 to $1.60 per share.

In addition, we incurred $121,632 and $112,226 during the nine month periods ended September 30, 2010 and 2009, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $51,085 and $35,912 of the above Cupit, Milligan, Ogden & Williams fees for the nine month periods ended September 30, 2010 and 2009, respectively.

Depreciation expense increased to $675,585 during the nine month period ended September 30, 2010 from $554,641 during the nine month period ended September 30, 2009.  Depreciation expense increased as a result of bringing additional construction in progress items into service and acquiring additional equipment.

For the nine month period ended September 30, 2010, we purchased services from two major vendors, Baker Hostetler LLP, our legal counsel and Arrakis, Inc. which exceeded more than 10% of total purchases and amounted to approximately $600,000 and $379,632, respectively.  For the nine month period ended September 30, 2009, we purchased services from one major vendor, Baker Hostetler LLP, our legal counsel, which exceeded more than 10% of total purchases and amounted to approximately $958,962.

Three month periods ended September 30, 2010 and 2009. Operating expenses increased by 20.5% to $2,195,920 during the three month period ended September 30, 2010 from $1,822,933 during the three month period ended September 30, 2009.  Operating expense increased primarily as a result of increases in mineral exploration and evaluation expenses and administrative expenses at our Clarkdale project site.

Mineral exploration and evaluation expenses increased to $1,009,116 during the three month period ended September 30, 2010 from $626,450 during the three month period ended September 30, 2009.  Mineral exploration and evaluation expenses increased primarily as a result of increases in the testing phase on the Clarkdale project.

Included in mineral exploration and evaluation expenses were the amounts of $74,000 in fees and $4,865 in expense reimbursements and $60,000 in fees and $15,824 in expense reimbursements for the three month periods ended September 30, 2010 and 2009, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our former Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses increased to $196,988 during the three month period ended September 30, 2010 from $168,212 for the three month period ended September 30, 2009. Administrative costs at the Clarkdale site increased due to the increase in activity at the Clarkdale site related to activity on the project.

General and administrative expenses decreased by 14.2% to $651,844 during the three month period ended September 30, 2010 from $759,839 during the three month period ended September 30, 2009.  General and administrative expenses decreased primarily as a result of decreased professional administrative expense from the prior comparable period due to the preparation of our registration statement on Form S-1 and preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008. This decrease was partially offset by increased director compensation due to expansion of our board of directors.  We anticipate that operating expenses will increase as we grow our business operations.

In addition, we incurred $31,705 and $22,407 during the three month periods ended September 30, 2010 and 2009, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $13,316 and $7,170 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended September 30, 2010 and 2009, respectively.

Depreciation expense increased to $227,402 during the three month period ended September 30, 2010 from $186,025 during the three month period ended September 30, 2009.  Depreciation expense increased as a result of bringing additional construction in progress items into service and acquiring additional equipment.

Other Income and Expenses

Nine month periods ended September 30, 2010 and 2009.  Total other income increased to $35,550 during the nine month period ended September 30, 2010 from $28,622 during the nine month period ended September 30, 2009.  The increase was primarily due to higher levels of cash placed in interest bearing accounts resulting in increased interest income.

During the nine month period ended September 30, 2010, we received incidental rental revenue of $19,440 compared to $20,400 for the same period in 2009 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Three month periods ended September 30, 2010 and 2009.  Total other income increased to $14,945 during the three month period ended September 30, 2010 from $10,927 during the three month period ended September 30, 2009.  The increase in total other income primarily resulted from our placing additional cash reserves in an interest bearing money market account.

During the three month period ended September 30, 2010, we received incidental rental revenue of $6,480 compared to $6,295 for the same period in 2009 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Nine month periods ended September 30, 2010 and 2009.  Income tax benefit increased to $2,329,933 for the nine month period ended September 30, 2010 from $1,901,639 during the nine month period ended September 30, 2009.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the nine month period ended September 30, 2010 from the nine month period ended September 30, 2009.

Three month periods ended September 30, 2010 and 2009.  Income tax benefit increased to $797,659 for the three month period ended September 30, 2010 from $675,517 during the three month period ended September 30, 2009.  The increase in income tax benefit primarily resulted from the increase in exploration stage losses during the three month period ended September 30, 2010 from the three month period ended September 30, 2009.

Gain from Discontinued Operations

Nine month periods ended September 30, 2010 and 2009. Prior to our corporate restructuring in 2005, we had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, we updated our internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses are not included in our net operating losses.

Net Loss

Nine month periods ended September 30, 2010 and 2009.  The aforementioned factors resulted in a net loss of $3,680,234, or $0.03 per common share, for the nine month period ended September 30, 2010, as compared to a net loss of $3,194,874, or $0.03 per common share, for the nine month period ended September 30, 2009.

Three month periods ended September 30, 2010 and 2009.  The aforementioned factors resulted in a net loss of $1,383,316, or $0.01 per common share, for the three month period ended September 30, 2010, as compared to a net loss of $1,136,489, or $0.01 per common share, for the three month period ended September 30, 2009.

As of September 30, 2010 and December 31, 2009, we had cumulative net operating loss carryforwards of approximately $24,657,395 and $18,866,291, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2030.

We had cumulative state net operating losses of approximately $14,523,444 and $10,148,277 as of September 30, 2010 and December 31, 2009, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2013 and 2015.

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

Working Capital

The following is a summary of our working capital at September 30, 2010 and December 31, 2009:

	At September 30, 2010	At December 31, 2009	Percent Increase/(Decrease)
Current Assets	$6,673,811	$13,221,823	(49.5)%
Current Liabilities	(406,752)	(874,470)	(53.5)%
Working Capital	$6,267,059	$12,347,353	(49.2)%

As of September 30, 2010, we had an accumulated deficit of $21,172,140. As of September 30, 2010, we had working capital of $6,267,059, compared to working capital of $12,347,353 as of December 31, 2009.  The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities. Working capital was increased during the fourth quarter of 2009 by the receipt of gross proceeds of $15,098,245 from our November 2009 private placement. Cash was $6,552,359 as of September 30, 2010, as compared to $13,099,562 as of December 31, 2009.  Net property and equipment increased to $14,095,809 as of September 30, 2010 from $13,994,934 as of December 31, 2009.  The increase primarily resulted from equipment acquisitions and additions to the leaching and filtration circuit at the Clarkdale Slag Project partially offset by depreciation expense.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $45,533,937 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2010	2009	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(5,595,407)	$(4,544,023)	23.1%
Cash Flows Used in Investing Activities	(776,460)	(1,446,443)	(46.3)%
Cash Flows (Used) Provided by Financing Activities	(175,336)	12,481	(1504.8)%
Net Change in Cash During Period	$(6,547,203)	$(5,977,985)	9.5%

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $5,595,407 during the nine month period ended September 30, 2010 from $4,544,023 during the nine month period ended September 30, 2009.  The increase in cash used in operating activities was primarily due to operating losses resulting from increased activity on our Clarkdale project.

Net Cash Used in Investing Activities.  We used $776,460 in investing activities during the nine month period ended September 30, 2010, as compared to $1,446,443 during the nine month period ended September 30, 2009.  The decrease was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.

Net Cash (Used) Provided by Financing Activities.  Net cash used by financing activities was $175,336 for the nine month period ended September 30, 2010 compared to net cash provided by financing activities of $12,481 for the nine month period ended September 30, 2009.  Net cash used by financing activities during the nine month period ended September 30, 2010 primarily resulted from principal payments on the capital lease and the VRIC payable.  Net cash provided by financing activities during the nine month period ended September 30, 2009 primarily resulted from the receipt of $175,000 from the exercise of stock options offset by principal payments on the capital lease and the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,410,000.  As of November 8, 2010, we had cash reserves in the amount of approximately $5,850,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, We estimate that our monthly expenses will increase substantially once we enter Phase II of the project and therefore, we will require the necessary funding to fulfill this anticipated work program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $6,552,359 at September 30, 2010 and $13,099,562 at December 31, 2009.  Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 4.  Controls and Procedures

Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2010, we issued 9,231 shares of our common stock to a non-management director, pursuant to the director compensation policy for this non-management director. The 9,231 shares were issued based on a price of $0.975 per share, the closing price of our common stock on September 30, 2010, the last trading day of the third quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On September 30, 2010, we issued options to purchase up to 73,848 shares of our common stock to four non-management directors, pursuant to the director compensation policy for these four non-management directors.  The 73,848 options were issued at an exercise price of $0.975 per share, the closing price of our common stock on September 30, 2010, the last trading day of the third quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2010.

Item 5.  Other Information

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

On September 29, 2010, each of Carl S. Ager and Robert D. McDougal, who are our directors, and Ian R. McNeil, who is a former director and Chief Executive Officer, entered into Rule 10b5-1 trading plans.  The trading plans are agreements between each of Mr. Ager, Mr. McDougal and Mr. McNeil and their respective brokers to sell the following number of shares of our common stock: (i) Carl S. Ager (251,969 shares); (ii) Robert D. McDougal (500,000 shares); and (iii) Ian R. McNeil (500,000 shares).  Each of these persons informed us that he will be selling shares of our common stock under his plan and he intends to use the proceeds from sales of his shares to pay the exercise price of $0.44 per share and the taxes on all of his stock options which are set to expire on November 21, 2010, and further that he intends only to sell that number of shares which will be sufficient to generate the amount of proceeds necessary to pay the exercise price and the taxes on the stock options, and to stop selling under the plan after he has received such amount of proceeds from the sales.  Shares will be sold under the plans on the open market at prevailing market prices and subject to minimum price thresholds specified in the plans.  The trading plan for Mr. McNeil terminates on November 19, 2010.  Mr. McDougal terminated his trading plan on November 2, 2010 and Mr. Ager completed his trading plan on November 4, 2010.  The Rule 10b5-1 plans were set up in accordance with Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions.  As of November 4, 2010, these persons had sold the following number of shares pursuant to their respective trading plans: (i) Carl S. Ager (251,969 shares); (ii) Robert D. McDougal (198,366 shares); and (iii) Ian R. McNeil (347,665 shares).

On November 25, 2009, and as modified on August 20, 2010, one of our former directors, Harry B. Crockett, entered into a Rule 10b5-1 trading plan to sell up to 1,000,0000 of his shares of our common stock.  Mr. Crockett passed away on September 29, 2010.  As of November 1, 2010, 640,561 of these shares were sold pursuant to the trading plan.  Mr. Crockett had informed us that this plan was part of his individual long-term strategy for asset diversification, tax and estate planning.  The Rule 10b5-1 plan was set up in accordance with Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions.

Item 6.  Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

10.1	Amendment to Employment Agreement With Martin B. Oring
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 9, 2010	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ MELVIN L. WILLIAMS
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)