Form 10-K
period 2010-12-31
Searchlight Minerals Corp.
filed 2011-03-04
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2010.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 (80,567,654 shares) was approximately $56,397,357 (computed based on the closing sale price of the common stock at $0.70 per share as of such date).  Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 2, 2011 was 125,018,318 shares.

PART I

Item 1.	Business

General

Exploration Stage Company.  We are an exploration stage company engaged in a slag reprocessing project and the acquisition and exploration of mineral properties.  We hold interests in two mineral projects, our Clarkdale Slag Project and our Searchlight Gold Project.  Our business is presently focused on our two mineral projects:

•
the Clarkdale Slag Project, located in Clarkdale, Arizona, which is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona; and

•	the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Clarkdale Slag Project.  The Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona.  Metallurgical testing and project exploration on the Clarkdale Slag Project by us have been ongoing since 2005.  We have estimated that there are approximately 20 million tons of slag available to be processed at the Clarkdale site.

Since our acquisition of 100% of the Clarkdale Slag Project in 2007, we have devoted considerable effort and financial resources to the designing and engineering of a production module, which included finalizing a production flow sheet, sourcing and purchasing equipment, as well as refurbishing a module building and constructing an electrowinning building.  The module and electrowinning buildings were designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and was anticipated to be able to process between 100 and 250 tons of slag material per day.  The process of building and equipping the module was completed in late 2008.  In  2009, we began executing our plan of operation on the Clarkdale Slag Project, which included the start-up and operation of the production module, in an effort to achieve consistent levels of gold, silver, copper and zinc extraction that would support the economic feasibility of a commercial production facility.

We ran into delays in construction and numerous technical difficulties in connection with the scaling up of the processes previously tested for the commercialization of the Clarkdale Slag Project.  Although we were able to assay the milled slag product from the crushing and grinding circuit that demonstrated the presence of 0.4 ounces per ton of gold in the slag material, the benign leach chemistry used in the production module was unable to duplicate the results of the liberation of gold from the slag material achieved in the pilot plant.  The key to the potential success of the flow sheet involves the mechanical liberation of the metals by proper grinding.  This process proved to be a significant challenge for the larger grinding equipment installed on site.  After an entire year of innovative attempts and modifications, the grinding circuit did not liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively.  We concluded that investigation of alternative grinding and leaching methods was necessary in order to solve the problem.

In mid-2010, we brought in additional technical expertise to assist in determining alternative ways of commercially processing the slag material.  During the first half of 2010, we made a strategic decision to pursue a “multi-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project in order to determine the most effective technique for the extraction of precious and base metals from the slag material.  We are currently pursuing the autoclaving method.

Autoclaving is a closed-vessel leaching technique performed under elevated temperature and pressure.  To test the commercial viability of the autoclave approach, we have performed over 75 bench-scale (6-liter autoclave) tests which have been shown to be successful in leaching gold into solution from the slag material.  Bench testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt). Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.  We intend to perform additional tests, at an independent testing facility, including continuous pilot bulk tests in a larger multi-compartment autoclave (30-50 liters).  Results from the bench-scale autoclave testing and continuous bulk autoclave testing are anticipated to be incorporated into a feasibility study that identifies the engineering parameters and recoverable gold grade for a commercial-scale production facility.  This information is anticipated to be used to identify capital requirements and operating costs to form the basis for a bankable feasibility study to support the financing of the facility.

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

On February 11, 2010, we received final approval of our Plan of Operations from the BLM, which allows us to conduct an 18-hole drill program on our project area.  However, in an effort to conserve our cash and resources, we have decided to postpone further exploration on our Searchlight Gold Project until we are better able to determine the feasibility of our Clarkdale Slag Project.  If we decide to resume our exploration program, work on the project site will be limited to the scope within the Plan of Operations.

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future.  Our net loss for the years ended December 31, 2010, 2009 and 2008 was $5,000,138, $4,135,424 and $3,128,386, respectively.  As of December 31, 2010, we had an accumulated deficit of $ 22,492,044.  We cannot assure you that we will have profitable operations in the future.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc., later changed to Phage Genomics, Inc.  From 1999 to 2005, we operated primarily as a biotechnology research and development company with headquarters in Canada.  In February 2005, we changed our business from biotechnology research and development to a company focused on the exploration and acquisition of mineral properties in the Searchlight, Nevada area.  On June 23, 2005, we changed our name to “Searchlight Minerals Corp.”

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

Acquisition of Searchlight Gold Project Claims

On February 8, 2005, and as amended June 22, 2005, we entered into option agreements with the owners of the Searchlight Claims.  Each claim relates to a separate 160 acre parcel on the 3,200-acre site.  Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals, Inc. (“SMI”), a company controlled by K. Ian Matheson, one of our former officers, directors and principal stockholders.  Between July 2005 and June 2008, we issued 5,600,000 of the shares of our common stock to the Searchlight Claim owners in full consideration for the purchase of all of the Searchlight Claims, which was completed in June 2008.

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals.  Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended, Nanominerals Corp. (“Nanominerals”), a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil one of our former officers and directors, and Carl S. Ager, our current Vice President/Secretary/Treasurer and a director), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and Verde River Iron Company, LLC (“VRIC”), an affiliate of a former member of our board of directors, Harry B. Crockett.  Each of the amendments to the Assignment Agreement were negotiated on our behalf by Mr. Matheson, who served as an executive officer and/or a director at the time of the execution of the amendments.  The joint venture related to the exploration, testing, construction and funding of the Clarkdale Slag Project.

Under the terms of the various agreements between the Company, Nanominerals and VRIC, we have a continuing obligation to pay an aggregate royalty consisting of 5.0% of the “net smelter returns” from the Clarkdale Slag Project.  Such royalty is divided equally between Nanominerals and VRIC.

The term “net smelter returns” under the agreement means the actual proceeds received by us, from any mint, smelter or other purchaser for the sale of bullion, concentrates or ores produced from the Clarkdale Slag Project and sold, after deducting from such proceeds the following charges to the extent that they are not deducted by the smelter or purchaser in computing payment:

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

Reorganization with Transylvania International, Inc.  Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett, one of our former directors, and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company.  As a result of the merger, we own title to the approximately 200 acre property underlying the slag pile located in Clarkdale, Arizona, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we:

•	paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

•	paid $9,900,000 in cash to VRIC on the Closing Date; and

•
issued 16,825,000 shares of our common stock, valued at $3.975 per share, using the average of the high and low prices of our common stock on the closing date, to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.

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

The acquisition agreement also contains additional contingent payment terms which are based on the date that a bankable feasibility study relating to the Clarkdale Slag Project establishes that the project is economically viable and bankable (the “Project Funding Date”):

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

We account for this as a contingent payment, and upon meeting the contingency requirements, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

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

Clarkdale Slag Project

Location and Access.  The Clarkdale Slag Project is located in Clarkdale, Arizona, approximately 107 miles north of Phoenix, Arizona and about 50 miles southwest of Flagstaff, Arizona in Yavapai County (see Figure 1, below).  The project site is located at a 3,480 feet elevation on approximately 833 deeded acres of industrial zoned land near the town of Clarkdale.

Figure 1 –Clarkdale Slag Pile

Slag is the waste product of the smelting process.  The slag at the Clarkdale Slag Project originated from a large, copper ore smelting operation located on our property in Clarkdale, Arizona.  The copper ore was mined in Jerome, Arizona during the period 1915-1952, when the Clarkdale smelter was one of the largest copper smelters in the world.  Jerome is a historic mining district, located approximately 6 miles west of Clarkdale at an elevation of 5,435 feet, which produced copper extracted from massive sulfide deposits mined at Jerome (1889-1952) and smelted at both Jerome (1889-1915) and Clarkdale (1915-1952).

Molten slag from the Clarkdale smelter was hauled by rail to the deposit site and poured onto the property, much like a lava flow.  The slag cooled and hardened into the large slag pile which now exists at the Clarkdale site.  The hardened slag has a glassy, volcanic lava-like appearance, and has a high iron and silica content.  It contains some thin layers of coarse material, which appear to have been undigested from the smelter.  The hardening process causes fracturing at the surface and within the layers beneath the surface.  As a result, the slag pile consists of both solid sheets and coarse material deposited layer upon layer.

The slag pile currently occupies approximately 45 acres on the property and, as determined from the drilling and analysis programs, has a graduating thickness of between 60 and 130 feet and contains approximately 20 million tons of slag material.  The slag pile borders the Verde River and an active railroad track.  The track divides the pile into two sections located east and west of the track.  The eastern portion of the slag pile is the larger of the two, as approximately 98% of the slag pile is located in the east section of the property.

Project History.  Prior to 2007, while conducting testing on the slag material and to assist in the process of designing a large scale production module, we initially conducted our testing in a smaller scale pilot plant.  During this initial testing process, we determined that we could effectively liberate gold, silver, copper and zinc from smaller quantities of ground slag material by employing:

•	a mechanical process to break up the slag material using a small vibratory mill in our crushing and grinding circuit, and

•	a relatively benign (halide) chemical leaching process to liberate the precious and base metals from the crushed and ground slag.

Our primary goal consistently has been to demonstrate the economic viability of the Clarkdale Slag Project, including the generation of a bankable feasibility study.  This work has required developing a technically viable flow sheet for extracting gold, silver, copper and zinc from the slag material at the Clarkdale Slag Project site.  We began work on the Clarkdale Slag Project under a joint venture arrangement with VRIC, the then-existing owners of the Clarkdale Slag Project site.  We engaged qualified independent engineers, and drilled and sampled the slag pile, under chain-of-custody standards, in order to understand potential grades and tonnages.  After obtaining results from these efforts, we proceeded to work on the metallurgy capable of unlocking the value of the metals contained in the slag material.  To achieve this objective, we operated a small pilot plant in Phoenix, Arizona, and completed an internal pre-feasibility study.  The results of this work demonstrated that, with proper grinding, a simple halide leach could extract the precious and base metals in sufficient quantities which could potentially be economically viable.  The next step involved the construction of a larger pilot plant (production module) at the Clarkdale Slag Project site, which was designed to test the commercial viability of the process and to complete a feasibility study.  We proceeded to build one production module rather than complete a theoretical feasibility study.  Concurrently, we completed the acquisition of the Clarkdale Slag Project site from the previous owners.

Thereafter, we designed and built a production module which was anticipated to process between 100 and 250 tons of slag material per day.  The process of building and equipping the module was completed in late 2008.  We ran into delays in construction and numerous technical difficulties in connection with the scaling up of the processes previously tested for the commercialization of the Clarkdale Slag Project.  Although we were able to assay the milled slag product from the crushing and grinding circuit that demonstrated the presence of 0.4 ounces per ton of gold in the slag material, the benign leach chemistry used in the production module was unable to duplicate the results of the liberation of gold from the slag material achieved in the pilot plant.

Most of 2009 was devoted to attempts to commission and optimize the production module, during which time we encountered numerous challenges involving its crushing and grinding circuit.  In early 2010, we brought in experienced outside engineering resources to better define and execute on a multi-pronged approach to achieve commercial feasibility of the Clarkdale Slag Project.  This refocusing effort has resulted in significant progress, both operationally and from a research and development perspective.

The key to the potential success of the flow sheet involves the mechanical liberation of the metals by proper grinding.  This process proved to be a significant challenge for the larger grinding equipment installed on site.  After an entire year of innovative attempts and modifications, the grinding circuit did not liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively.  We concluded that investigation of alternative grinding and leaching methods was necessary in order to solve the problem.  We conducted preliminary studies of these alternative approaches to the process flow sheet, which have shown promising results and are the current focus of our efforts.

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

As a result of the challenges that arose with the equipment wear issues and our not being able to grind the slag material in the production module continuously, we adjusted the chemical characteristics of the leach to a more acidic leach in an effort to put less emphasis on the mechanical liberation and put more emphasis on the chemical liberation in an effort to maximize gold extraction from the slag material.  Our goal was to achieve similar results in gold extraction from the slag material to those obtained in the smaller scale pilot plant, without significantly changing the grinding circuit or seeking alternatives to the design of the larger scale production module that might have a significantly greater capital cost than we had originally planned.  In doing this testing, we encountered difficulties with the liberation of excess amounts of iron and silica in the leaching process, which resulted in difficulties with our filtration process and made the recovery of gold from the pregnant leach solution more difficult.

Because of these challenges, which have affected our ability to operate the production module on a continuous basis, the data from our operations reflects that our production module will not be able to process 100 to 250 tons per day, as originally planned.  However, we anticipate the continued use of the facility for analytical purposes.   The information received from the operation of the production module has been invaluable in providing information on how to process the slag and extract the base and precious metals on a commercial scale.  In particular, we have a significant amount of data on various grinds and leach chemistries and their affect on leaching the desired (gold, silver, copper and zinc) and undesired (iron and silica) metals into solution.  We also have a better understanding of the equipment wear issues that need to be considered when dealing with such hard and abrasive material.  All of this data has provided us with a strong knowledge base that can be drawn upon as we continue to make adjustments to our process going forward.

Although the plant site in Clarkdale remains a valuable resource for the technical team, it no longer requires the previous levels of staffing during our autoclave testing and feasibility testing activities.  Thus, as of early September 2010, we reduced the number of employees working at the Clarkdale Slag Project by approximately 50% to levels appropriate only for essential and necessary tasks, while assuring that important permits remain in good standing.

Current Work Program.  During the first half of 2010, we made a strategic decision to pursue a “multi-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project, in order to determine the most effective technique for the extraction of precious and base metals from our slag material.  In early 2010, in order to focus more effectively on alternative approaches to the process flow sheet, we supplemented our internal technical team with a new project manager and additional experienced engineers.  The new engineering team consists of specialists in grinding, leaching, autoclaving, filtration, resins, solvent extraction and electro-winning.  Of the five experienced engineering professionals brought in to assist our internal technical team, three are designated as registered “qualified persons” by the Mining and Minerals Society of America.

The technical staff focused our resources and activities in accordance with operational and research and development objectives.  The commercial operational team was tasked with optimizing the existing plant to operate and produce metal.  The research and development team was tasked with exploring new grinding, leaching extraction, and equipment alternatives that would be suitable and commercially viable.  As a result of these efforts, four potential flow sheets were identified for the project: (i) the Original Halide Leach; (ii) the Modified Halide Leach; (iii) the Three-Stage Acidic Leach; and (iv) the Autoclave Process.  While data, to date, on the first three options remain inconclusive, we are currently pursuing the autoclaving method.

Autoclave Process – Autoclaving is a proven technology that is widely used within the mining industry.  The effectiveness of the downstream ambient leach system may benefit from results gleaned from earlier and extensive leach processing conducted at the Clarkdale Slag Project.  This leach process is known as Pressure Oxidation, or POX, which utilizes elevated temperature and pressure in an autoclave system to dissolve and remove impurities (iron and silica) from ore.  In bench testing of the slag material in a 6 liter autoclave, this process has allowed an ambient leach to dissolve the gold in a “clean solution,” making it available for recovery by a number of commercially proven process techniques.  The most recent of these tests has been conducted on slag material that was previously ground at the test facility of a manufacturer of grinding equipment, using its high pressure grinding rolls (HPGR).  The tests thus far indicate the following:

•
Pressure Oxidation, followed by ambient leach (either halide or cyanide), has resulted in potential commercial-grade gold recovery into solution from the slag material.  The ability to leach gold using cyanide demonstrates that the gold has been totally liberated and is in a “free” state.  The use of cyanide at a batch test level also provides a cross-check on analytical results using a halide leach.

•
The HPGR-ground slag, ground to a minus-20 mesh size, in autoclave bench tests seems to be able to provide liberation of gold comparable to the results that were achieved in pilot-level halide leach formulation tests at a much finer minus-200 mesh size.  This appears to be due to the micro-fractures imparted to the slag during the HPGR grinding process.  The technical team believes that the high pressures that exist in the autoclave environment are able to drive the leach solution into the micro-fracture cracks created in the slag material by the HPGR crusher, thereby dissolving the gold without having to employ a more expensive process to grind the slag material to a much finer particle size.

•
Recent autoclave tests indicate that an intermediate grind at approximately minus-100 mesh may provide sufficient additional gold extraction into solution to warrant the inclusion of a secondary grinding circuit, such as a tower mill.  A tower mill may provide the proper grind with only modest wear on the internal components of the mill.  Grinding tests in a pilot-scale tower mill have been performed.  A pilot tower mill has been effective in providing results that indicate the ability of a larger tower mill to support a commercial scale operation.  Several manufacturers provide tower mills of sufficient size and capacity to support the 2,000 ton-per-day (tpd) capacity envisioned for the commercial system at the Clarkdale site that we intend to build if we can establish feasibility for the Clarkdale project.

•
The temperatures and pressures required within the 6 liter autoclave we have been using for bench testing are relatively moderate when compared with many commercial autoclave systems.  Similarly, the required retention times for the material in the autoclave are relatively short.  This may allow us to utilize a smaller, more cost-efficient autoclave for our anticipated 2,000 tpd commercial production facility, when compared with larger autoclaves installed at other mining facilities around the world.

Based on all tests of various leach processes that have been completed to date, autoclave POX appears to provide the most consistent and cost-effective method for extracting gold from the slag material. It is anticipated that the capital and operating costs of an autoclave system will be significantly higher than the costs for the other ambient leach techniques tested thus far.

To test the commercial viability of the autoclave approach, we have performed over 75 bench-scale (6-liter autoclave) tests which have shown to be successful in leaching gold into solution from the slag material.  Bench testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested.  Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.

We intend to perform additional tests, at an independent testing facility, and plan on performing larger, continuous pilot bulk tests in a larger multi-compartment autoclave (30-50 liters) as part of the feasibility study process.  This type of scale-up in testing is common in the mining industry.  The majority of recent major autoclave installations have proven their feasibility utilizing continuous tests conducted with 30-50 liter autoclaves.  Reputable engineering firms with the expertise to assist and advise us during these tests may be brought on in the near term.  In the fourth quarter of 2010, we conducted autoclave testing on samples of slag material and interviewed independent testing laboratories who we may retain to determine the validity of our internal results from autoclave testing.

We anticipate that the net results from the bench-scale autoclave testing and continuous bulk autoclave testing will be incorporated into a feasibility study that identifies the engineering parameters and recoverable gold grade for a commercial-scale production facility.  This information will then be used to identify capital requirements and operating costs to form the basis for a bankable feasibility study to support the financing of the commercial system.

Our autoclave technical team is currently led by Richard Kunter, an independent engineer and registered Qualified Person with extensive experience in autoclave development.  In anticipation of continuous bulk tests, we have engaged another autoclave specialist with significant experience in the design, start-up and commercial operation of autoclave systems.  As we approach the preparation of a bankable feasibility study, we may retain the services of an autoclave engineering procurement construction management (EPCM) firm that specializes in commercial autoclave design and construction.

We expect to develop a more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources during the feasibility evaluation.  The scope, size, timing and cost of a full-scale production facility will addressed in the bankable feasibility study.  If we determine that we should use autoclaving, the capital costs will likely be higher than those of other methods, including open-vessel leaching, and such costs will need to be considered when comparing the various extraction methods.

Clarkdale Development Agreement.  In January 2009, we submitted a development agreement to the Town of Clarkdale for the construction of an Industrial Collector Road.  The purpose of the road is to provide us with the capability to enhance the flow of industrial traffic to and from the Clarkdale Slag Project.  The construction of the road is a required infrastructure improvement under the terms of our conditional use permit with the Town of Clarkdale.  The Town of Clarkdale approved the development agreement on January 9, 2009.

Under the development agreement, we are obligated to complete the construction of the road within two years after the effective date of the agreement.  However, it is our understanding that the contingencies to effectuate the development agreement have not been met at this time, and, therefore, the effective date has not yet been determined.

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

Searchlight Gold Project

Location and Access.  The Searchlight Gold Project is a 3,200-acre placer gold project located about 50 miles south of Las Vegas and 2 miles south of Searchlight, Nevada.  Access is by vehicle from Highway 95.  The mining claims were staked in the period between 1998 and 2003 as 160-acre association placer mining claims on federal land administered by the BLM.  We own title to the Searchlight Claims.

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

Work Program Status.  Since 2005, we have maintained an ongoing exploration program on our Searchlight Gold Project and have contracted with Arrakis, Inc. (“Arrakis”), an unaffiliated mining and environmental firm, to perform a number of metallurgical tests on surface and bulk samples taken from the project site under strict chain-of-custody protocols.  In 2007, results from these tests validated the presence of gold on the project site, and identified reliable and consistent metallurgical protocols for the analysis and extraction of gold, such as microwave digestion and autoclave leaching.  Autoclave methods typically carry high capital and operating costs on large scale projects, however, we were encouraged by these results and intend to continue to explore their applicability to the Searchlight Gold Project.

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

Compliance With Government Regulation

The site for the Clarkdale Slag Project is located in the Town of Clarkdale, Arizona and as a result, most of the operational permits are subject to their authority.  The environmental permits, however, are subject to the authority of the State of Arizona.  For our current level of operations, we believe we have obtained all of the permits necessary to operate the Clarkdale Slag Project as currently configured at this time.  Prior to beginning the development of the processing facility, we expect that we will require additional permits.

The mining industry in the United States is highly regulated.  We intend to secure all necessary permits for the exploration and development of the Clarkdale Slag Project and the Searchlight Gold Project.  The technical consultants that we hire are experienced in conducting mineral exploration and metallurgical activities and are familiar with the necessary governmental regulations and permits required to conduct such activities.  As such, we expect that our consultants will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on our two aforementioned projects.  We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed processing and mining activities cannot be determined until we complete a bankable feasibility study and have a full design of a proposed production facility for the Clarkdale Slag Project and complete our exploration program on the Searchlight Gold Project.

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

Employees

As of December 31, 2010, we had twenty full-time and one  part-time employees.  We also had three full-time consultants who provide services to our Clarkdale Slag Project operations.  None of our employees are currently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $5,000,138, $4,135,424 and $3,128,386 for the years ended December 31, 2010, 2009 and 2008, respectively, and have incurred cumulative net losses from operations of $22,492,044, $17,491,906 and $13,356,482 as of December 31, 2010, 2009 and 2008, respectively.  In addition, we had cash reserves of approximately $6,996,027, $13,099,562 and $7,055,591 at December 31, 2010, 2009 and 2008, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.  Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

•	positive results from our feasibility studies on the Searchlight Gold Project and the Clarkdale Slag Project;

•	positive results from our autoclave processing tests;

•	obtaining a bankable feasibility study for the Clarkdale Slag Project that demonstrates that the Clarkdale Slag Project is commercially viable;

•	obtaining the necessary financing to implement the business plan based on the bankable feasibility study, including any equity and debt financing that may be required;

•	our ability to generate revenues; and

•	our ability to locate a profitable mineral property.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our plans.  In addition, our losses may increase in the future as we expand our business plan.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time.  During 2011, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility study program and our continued operations will be approximately $7,410,000.  On December 22, 2010, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with an investor.  We agreed with the investor, subject to certain conditions and exceptions, to sell an aggregate of up to 13,000,000 shares of our common stock in up to 11 closings occurring over the course of a ten-month period.  The initial closing of the Purchase Agreement occurred on December 23, 2010.  In connection with the Purchase Agreement, we have issued an aggregate of 5,000,000 shares of common stock to the investor at a weighted per share purchase price of $0.54953, resulting in gross proceeds to us of $2,747,630.  On November 12, 2009, we completed a private placement of 12,078,596 units of our securities at a purchase price of $1.25 per unit, resulting in aggregate gross proceeds to us of $15,098,245.  Based on the net proceeds received by us from the private placements, we estimate that our current financial resources are sufficient to allow us to meet the anticipated costs of our feasibility study programs and operating overhead for the 2011 fiscal year.  However, if actual costs are greater than we have anticipated, we may require additional financing in order to fund our testing and feasibility study programs for 2011.  We do not currently have any other financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

In addition, if we receive a bankable feasibility study, we will have to pay $6,400,000 to VRIC in connection with our Agreement and Plan of Merger with VRIC and Transylvania.  To satisfy this obligation, we will be required to obtain additional financing within 90 days of receipt of such a bankable feasibility study.

Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.  The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

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

We are an exploration stage company and are still in the process of exploring and testing our mineral projects.  We do not have any historical mineral operations upon which to base our estimates of costs.  Decisions about the exploration, testing and construction of our mineral properties will ultimately be based upon feasibility studies.  Feasibility studies derive cost estimates based primarily upon:

•	anticipated tonnage, grades and metallurgical characteristics of the slag to be processed or the ore to be mined and processed;

•	anticipated recovery rates of gold and other metals from the slag or the ore;

•	cash operating costs of comparable facilities and equipment; and

•	anticipated weather/climate conditions.

To date, we have only conducted an internal pre-feasibility study of the Clarkdale Slag Project.  In particular:

•	we have conducted limited amounts of drilling at the site;

•	process testing has been limited to smaller scale pilot plants and bench scale testing;

•	our slag processing concepts, metallurgical flow sheets and estimated recoveries are still in exploration stages; and

•	once a bankable feasibility study and necessary financing are obtained and we build a processing plant, actual metallurgical recoveries may fail to meet preliminary estimates.

In order to demonstrate the large scale viability of the project, we will need to complete bankable feasibility study that address the economic viability of the project.  Capital and operating costs and economic returns, and other estimates contained in our bankable feasibility study may differ significantly from our current estimates.  There is no assurance that our actual capital and operating costs will not exceed our current estimates.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties.  There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates.  We cannot be certain at this time when a bankable feasibility study will be completed, if at all, and if successfully completed, when a commercial-scale production facility will be ready for operation.

Feasibility estimates typically underestimate future capital needs and operating costs.  Our projected operating and capital cost estimates are in preliminary stages and may be subject to significant, upward adjustment based on future events, including the results of any final feasibility study which we may develop.

If we are unable to achieve projected mineral recoveries from the slag material at the Clarkdale Slag Project and/or exploration mining activities at the Searchlight Gold Project, then our financial condition will be adversely affected.

As we have not established any reserves on either our Clarkdale Slag Project or Searchlight Gold Project to date, there is no assurance that actual recoveries of minerals from material mined during exploration mining activities will equal or exceed our exploration costs on our mineral properties.  To date, we are continuing to test metallurgical processes on our Clarkdale slag material.  Since we have determined that we cannot move to production scale from our original design determined from our pilot-scale and have now turned to experimenting with autoclave technology, assuming this technique proves promising, no assurance can be given that projected mineral recoveries will be achieved.

To test the commercial viability of the autoclave approach, we have performed over 75 bench-scale (6-liter autoclave) tests which have shown to be successful in leaching gold into solution from the slag material.  Bench testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested.  However, prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.  Therefore, there can be no assurances given that we will be able to recover the same amount of precious and base metals from all parts of the slag pile.  If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

Obtaining a bankable feasibility study that shows that our Clarkdale Slag Project is viable and constructing a facility to implement the study will result in our need to raise significant financing.

At this time we do not know the actual cost of conducting a bankable feasibility study based on an autoclave process or implementing such a study into an operating autoclaving facility at the Clarkdale site.  However, we believe that the amount of funds necessary both to conduct the study and, if successful, to develop a facility will be significant.  We will require additional financing in order to fund both of  these stages in our business plan.  We anticipate that these financings, if completed, will be a combination of equity and debt.  Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Searchlight Gold Project, the success of our metallurgical and processing activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection.  If we do not find a mineral reserve or if we cannot explore the mineral reserve, either because we cannot obtain an approved Plan of Operations, do not have the money to do so or because it will not be economically feasible to do so, we will have to cease operations.

Our rights under the Searchlight Claims may be difficult to retain and may not apply to all metals and minerals located on the Searchlight property.

Our rights in the 20 placer mineral claims (the “Searchlight Claims”) with respect to a contiguous, approximately 3,200-acre site located on Federal land administered by the BLM near Searchlight, Nevada are the subject of unpatented mining claims (mining claims to which the deeds from the U.S. Government have not been received) made under the General Mining Law of 1872.  The Searchlight Claims were assigned to us in June 2008 by the original locators (those persons who locate, or are entitled to locate, land or mining claims, and fix the boundaries of land claims) of such claims under an Option Agreement for the Searchlight Claims.  Legal title to the Searchlight property is held by the United States and there are numerous conditions that must be met for a mining claimant to obtain and retain legal rights in the land and minerals claimed.  Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively the ownership of such claims.  These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record.  Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

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

If we do not complete the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona within two years after the effective date of the agreement, we may lose our conditional use permit from the Town of Clarkdale with respect to the Clarkdale Slag Project, and we may not have sufficient funds to complete construction of the road.  The loss of the permit would have a material adverse effect on the Clarkdale Slag Project and our operations.

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

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit.  The Town of Clarkdale has approved the development agreement, and although the remaining two contingencies with respect to the effectiveness of the development agreement have not yet been met, such contingencies are beyond our control.  However, it is our understanding that the remaining two contingencies have not been met at this time, and, therefore, the effective date has not yet been determined.

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

We estimate that the initial cost of construction of the road will be approximately $3,500,000 and that the cost of the additional enhancements will be approximately $1,200,000.  We will be required to fund the costs of this construction and we may not have the necessary funds to complete construction when required under the agreement.  Based on the uncertainty of the timing of these contingencies, we have not included these costs in our current operating plans or budgets.  However, we will require additional project financing or other financing in order to fund the construction of the road and the additional enhancements.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.  The failure to complete the road and the additional enhancements in a timely manner under the development agreement would have a material adverse effect on the Clarkdale Slag Project and our operations.

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

There are several governmental regulations that materially restrict mineral exploration.  We will be subject to applicable federal, state and local laws as we carry out our exploration program on the Clarkdale Slag Project and the Searchlight Gold Project.  We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws.  Further, the United States Congress is actively considering amendment of the federal mining laws.  Among the amendments being considered are imposition of significant royalties payable to the United States and more stringent environmental and reclamation standards, either of which would increase the cost of operations of mining projects.  While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Our exploration operations are regulated by federal, state and local environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation.  These regulations will impose operating costs on us.  If the regulatory environment for our operations changes in a manner that increases the costs of compliance and reclamation, then our operating expenses may increase.  This would result in an adverse effect on our financial condition and operating results.

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

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of ours and yours and we only have three independent board members.

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of a member of our executive management and board of directors, Carl S. Ager.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  In addition, another member of our executive management and one of our directors, Martin B. Oring, serves as a consultant to Ireland, Inc.  These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Although we only have three independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

We have restated certain items on our consolidated balance sheets and statements of operations for prior periods from March 31, 2005 through September 30, 2007.  On our consolidated balance sheets: (i) mineral properties were restated to include the market value of certain shares issued by us under the terms of our option agreements for the acquisition of the mineral claims making up the Searchlight Gold Project and for the computation of deferred tax liability assumed in the acquisition; and (ii) the Clarkdale Slag Project were restated to include revision of acquisition costs related to issuance of warrants, consideration of certain terms with respect to future payments that should have been recorded as contingent consideration and related deferred future income tax liability in connection with our acquisition of Transylvania International, Inc. (“Transylvania”).  Our statement of operations for the year ended December 31, 2005 was restated to reclassify other comprehensive income as discontinued operations and to reflect income tax benefit related to the acquisition accounting for the Searchlight Claims and the Clarkdale Slag Project.  Our statement of operations for the year ended December 31, 2006 was restated to reclassify foreign currency translation adjustments as general and administrative expenses and to reflect income tax benefit related to the acquisition accounting for Searchlight Claims.  Our consolidated statement of operations for the year ended December 31, 2007 was restated to reflect the recomputation of the income tax benefit related to net operating losses as a result of changes to the purchase accounting for the Clarkdale Slag Project.  There was no other impact on the results of operations.  Our consolidated statement of operations for the period from inception to December 31, 2007 was restated to reflect the cumulative totals impacted by the 2005, 2006 and 2007 restated amounts, as well as to reclassify net losses prior to January 1, 2005 as losses from discontinued operations.  Related to these issues, our balance sheets for the periods ended December 31, 2005, 2006 and consolidated balance sheet for 2007 were restated to reclassify accumulated other comprehensive loss as accumulated deficit during the exploration stage.

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

•
establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings and require the vote of 66 2/3% of the outstanding stock entitled to vote in the election of directors to amend these provisions.

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

We currently rent the office space for our corporate headquarters at the current rate of $2.980, on a month-to-month basis, from Horizon View, LLC (formerly Burnett & Williams, LLC), a Nevada limited liability company.  The office space, located at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

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

We have entered into a lease agreement with the Town of Clarkdale, Arizona.  We provide approximately 60 acres of land to the Town of Clarkdale for disposal of Class B effluent.  We have a first right to purchase up to 46,000 gallons per day of the effluent for its use at 50% of the potable water rate.  In addition, if Class A effluent becomes available, we may purchase the Class A effluent at 75% of the potable water rate.  The term of the lease is five years with a one year extension available.  At such time as the Town of Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, we have a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

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

We believe that there are no material litigation matters against us at the current time.

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2010
Fourth Quarter	$0.91	$0.565
Third Quarter	1.28	0.38
Second Quarter	1.25	0.61
First Quarter	1.90	1.20
Year Ended December 31, 2009
Fourth Quarter	$2.27	$1.30
Third Quarter	2.64	1.70
Second Quarter	2.75	1.93
First Quarter	2.80	1.60

On March 2, 2011, the closing sales price on the OTCBB for the common stock was $0.58, as reported on the website of the NASDAQ Stock Market.  As of March 2, 2011, there were 125,018,318 outstanding shares of common stock and approximately 141 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).  However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2005 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested.  The graph also assumes that U.S. $100 was invested on December 31, 2005 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year.  The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Searchlight Minerals Corp.	$100	957.45	595.74	521.28	340.43	138.30

AMEX Composite Index	$100	119.86	144.10	85.87	116.29	152.53

Philadelphia Gold and Silver (XAU) Index	$100	112.52	138.29	99.94	136.54	185.60

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2010, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A (C)
Equity compensation plans approved by security holders	1,187,928	$1.18	6,812,072
Equity compensation plans not approved by security holders	838,200	$2.39	-
TOTAL	2,026,128	$1.68	6,812,072

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2010:

On December 31, 2010, we issued an aggregate of options to purchase up to 83,076 shares of common stock to our non-management directors.  These shares and options were issued pursuant to the director compensation policy for our non-management directors based on an exercise price of $0.65 per share with respect to the 83,076 stock options, each being the closing price of our common stock on December 31, 2010, the last trading day of the fourth quarter of 2010.  These securities were issued pursuant to Section 4(2) of the Securities Act.

On November 4, 2010, we issued options to purchase up to 200,000 shares of common stock at an exercise price of $0.61 per share to a non-management director. The options are fully vested and expire on November 21, 2011.

On October 1, 2010, we issued option to purchase up to 300,000 shares of common stock at $0.91 per share to our CEO.  Of the 300,000 options, 100,000 options vested on the grant date.  Further, an additional 100,000 options vested in December 2010 upon execution of a Common Stock Purchase Agreement with Seaside 88, LP.  The remaining 100,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) in connection with a significant corporate transaction generally resulting in a sale or change of control, (ii) in connection with the hiring of a new CEO, or (iii) upon the completion of 30 months of service as the CEO.  The options expire on the earlier of five years after their vesting date or on September 30, 2020.

Item 6.	Selected Financial Data

The following consolidated statement of operations for 2008, 2009 and 2010 and consolidated balance sheet data for fiscal years 2009 and 2010 have been derived from our consolidated financial statements and related notes which have been audited by Brown Armstrong Accountancy Corporation for the years ended December 31, 2008, 2009 and 2010, and are included elsewhere in this document.  The statements of operations data for fiscal years 2006 and 2007, and the balance sheet data for fiscal years 2006, 2007 and 2008 have been derived from our financial statements and related notes not included in this report.  The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Operating expenses	8,302,650	7,001,187	5,141,957	3,650,734	3,736,079
Income tax benefit	3,151,234	2,591,491	1,777,458	1,080,375	1,122,457
Loss from continuing operations	(5,120,826)	(4,405,881)	(3,128,386)	(2,221,818)	(2,540,978)
Gain (loss) from discontinued operations	120,688	270,457	-	-	-
Net loss	(5,000,138)	(4,135,424)	(3,128,386)	(2,221,818)	(2,540,978)
Loss per share - basic and diluted
Loss from continuing operations	(0.04)	(0.04)	(0.03)	(0.02)	(0.04)
Gain (loss) from discontinued operations	-	-	-	-	-

Balance Sheet Data	Year Ended December 31,
	2010	2009	2008	2007	2006
Cash	$6,996,027	$13,099,562	$7,055,591	$12,007,344	$3,684,248
Working capital (deficiency)	6,522,057	12,347,353	5,885,930	11,105,436	2,207,177
Total assets	167,916,596	174,158,105	167,479,633	160,132,878	12,243,481
Total liabilities	46,781,075	50,501,368	53,875,501	53,932,202	2,443,637
Total stockholders’ equity (deficit)	121,135,521	123,656,737	113,604,132	106,200,676	9,799,844
Long-term debt, including current portion	1,763,028	1,999,066	2,217,847	2,420,660	-

Selected Quarterly Financial Data			Three Months Ended
	12/31/10		9/30/10		6/30/10		3/31/10		12/31/09		9/30/09

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		2,137,244		2,195,920		2,131,505		1,837,981		1,876,053		1,822,933
Loss from operations		(2,137,244)		(2,195,920)		(2,131,505)		(1,837,981)		(1,876,053)		(1,822,933)
Net loss		(1,320,903)		(1,383,316)		(1,269,242)		(1,026,677)		(940,551)		(1,136,489)
Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

Selected Quarterly Financial Data			Three Months Ended
	6/30/09		3/31/09		12/31/08		9/30/08		6/30/08		3/31/08

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,729,975		1,572,226		1,251,140		1,415,440		1,412,342		1,063,035
Loss from operations		(1,729,975)		(1,572,226)		(1,251,140)		(1,415,440)		(1,412,342)		(1,063,035)
Net loss		(1,078,329)		(980,055)		(765,055)		(910,900)		(859,735)		(592,696)
Basic and diluted loss per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2010.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Executive Overview

We are an exploration stage company engaged in a slag reprocessing project and the acquisition and exploration of mineral properties.  Our business is presently focused on our two mineral projects: (i) the Clarkdale Slag Project, located in Clarkdale, Arizona, which is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona; and (ii) the Searchlight Gold Project, which involves exploration for precious metals on mining claims near Searchlight, Nevada.

Clarkdale Slag Project.  During the first half of 2010, we made a strategic decision to pursue a “multi-path” approach to the accomplishment of our technical and gold production objectives at the Clarkdale Slag Project, in order to determine the most effective technique for the extraction of precious and base metals from our slag material.  In early 2010, in order to focus more effectively on alternative approaches to the process flow sheet, we supplemented our internal technical team with a new project manager and additional experienced engineers.  The new engineering team consists of specialists in grinding, leaching, autoclaving, filtration, resins, solvent extraction and electro-winning.  Of the five experienced engineering professionals brought in to assist our internal technical team, three are designated as registered “qualified persons” by the Mining and Minerals Society of America.

The technical staff focused our resources and activities in accordance with operational and research and development objectives.  The commercial operational team was tasked with optimizing the existing plant to operate and produce metal.  The research and development team was tasked with exploring new grinding, leaching extraction, and equipment alternatives that would be suitable and commercially viable.  As a result of these efforts, four potential flow sheets were identified for the project: (i) the Original Halide Leach; (ii) the Modified Halide Leach; (iii) the Three-Stage Acidic Leach; and (iv) the Autoclave Process.  While data, to date, on the first three options remain inconclusive, we are currently pursuing the autoclaving method.

Autoclave Process

Autoclaving is a proven technology that is widely used within the mining industry.  The effectiveness of the downstream ambient leach system may benefit from results gleaned from earlier and extensive leach processing conducted at the Clarkdale Slag Project.  This leach process is known as Pressure Oxidation, or POX, which utilizes elevated temperature and pressure in an autoclave system to dissolve and remove impurities (iron and silica) from ore.  In bench testing of the slag material in a 6 liter autoclave, this process has allowed an ambient leach to dissolve the gold in a “clean solution,” making it available for recovery by a number of commercially proven process techniques.  The most recent of these tests has been conducted on slag material that was previously ground at the test facility of a manufacturer of grinding equipment, using its high pressure grinding rolls (HPGR).  The tests thus far indicate the following:

•
Pressure Oxidation, followed by ambient leach (either halide or cyanide), has resulted in potential commercial-grade gold recovery into solution from the slag material.  The ability to leach gold using cyanide demonstrates that the gold has been totally liberated and is in a “free” state.  The use of cyanide at a batch test level also provides a cross-check on analytical results using a halide leach.

•
The HPGR-ground slag, ground to a minus-20 mesh size, in autoclave bench tests seems to be able to provide liberation of gold comparable to the results that were achieved in pilot-level halide leach formulation tests at a much finer minus-200 mesh size.  This appears to be due to the micro-fractures imparted to the slag during the HPGR grinding process.  The technical team believes that the high pressures that exist in the autoclave environment are able to drive the leach solution into the micro-fracture cracks created in the slag material by the HPGR crusher, thereby dissolving the gold without having to employ a more expensive process to grind the slag material to a much finer particle size.

•
Recent autoclave tests indicate that an intermediate grind at approximately minus-100 mesh may provide sufficient additional gold extraction into solution to warrant the inclusion of a secondary grinding circuit, such as a tower mill.  A tower mill may provide the proper grind with only modest wear on the internal components of the mill.  Grinding tests in a pilot-scale tower mill have been performed.  A pilot tower mill has been effective in providing results that indicate the ability of a larger tower mill to support a commercial scale operation.  Several manufacturers provide tower mills of sufficient size and capacity to support the 2,000 ton-per-day (tpd) capacity envisioned for the commercial system at the Clarkdale site that we intend to build if we can establish feasibility for the Clarkdale project.

•
The temperatures and pressures required within the 6 liter autoclave we have been using for bench testing are relatively moderate when compared with many commercial autoclave systems.  Similarly, the required retention times for the material in the autoclave are relatively short.  This may allow us to utilize a smaller, more cost-efficient autoclave for our anticipated 2,000 tpd commercial production facility, when compared with larger autoclaves installed at other mining facilities around the world.

Based on all tests of various leach processes that have been completed to date, autoclave POX appears to provide the most consistent and cost-effective method for extracting gold from the slag material. It is anticipated that the capital and operating costs of an autoclave system will be significantly higher than the costs for the other ambient leach techniques tested thus far.

To test the commercial viability of the autoclave approach, we have performed over 75 bench-scale (6-liter autoclave) tests which have shown to be successful in leaching gold into solution from the slag material.  Bench testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested.  Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.

We intend to perform additional tests, at an independent testing facility, and plan on performing larger, continuous pilot bulk tests in a larger multi-compartment autoclave (30-50 liters) as part of the feasibility study process.  This type of scale-up in testing is common in the mining industry.  The majority of recent major autoclave installations have proven their feasibility utilizing continuous tests conducted with 30-50 liter autoclaves.  Reputable engineering firms with the expertise to assist and advise us during these tests may be brought on in the near term.  In the fourth quarter of 2010, we conducted autoclave testing on samples of slag material and interviewed independent testing laboratories who we may retain to determine the validity of our internal results from autoclave testing.

We anticipate that the net results from the bench-scale autoclave testing and continuous bulk autoclave testing will be incorporated into a feasibility study that identifies the engineering parameters and recoverable gold grade for a commercial-scale production facility.  This information will then be used to identify capital requirements and operating costs to form the basis for a bankable feasibility study to support the financing of the commercial system.

Our autoclave technical team is currently led by Richard Kunter, an independent engineer and registered Qualified Person with extensive experience in autoclave development.  In anticipation of continuous bulk tests, we have engaged another autoclave specialist with significant experience in the design, start-up and commercial operation of autoclave systems.  As we approach the preparation of a bankable feasibility study, we may retain the services of an autoclave engineering procurement construction management (EPCM) firm that specializes in commercial autoclave design and construction.

We expect to develop a more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources during the feasibility evaluation.  The scope, size, timing and cost of a full-scale production facility will addressed in the bankable feasibility study.  If we determine that we should use autoclaving, the capital costs will likely be higher than those of other methods, including open-vessel leaching, and such costs will need to be considered when comparing the various extraction methods.

Clarkdale Slag Project – History

Prior to 2007, while conducting testing on the slag material and to assist in the process of designing a large scale production module, we initially conducted our testing in a smaller scale pilot plant.  During this initial testing process, we determined that we could effectively liberate gold, silver, copper and zinc from smaller quantities of ground slag material by employing:

•	a mechanical process to break up the slag material using a small vibratory mill in our crushing and grinding circuit, and

•	a relatively benign (halide) chemical leaching process to liberate the precious and base metals from the crushed and ground slag.

Our primary goal consistently has been to demonstrate the economic viability of the Clarkdale Slag Project, including the generation of a bankable feasibility study.  This work has required developing a technically viable flow sheet for extracting gold, silver, copper and zinc from the slag material at the Clarkdale Slag Project site.  We began work on the Clarkdale Slag Project under a joint venture arrangement with VRIC, the then-existing owners of the Clarkdale Slag Project site.  We engaged qualified independent engineers, and drilled and sampled the slag pile, under chain-of-custody standards, in order to understand potential grades and tonnages.  After obtaining results from these efforts, we proceeded to work on the metallurgy capable of unlocking the value of the metals contained in the slag material.  To achieve this objective, we operated a small pilot plant in Phoenix, Arizona, and completed an internal pre-feasibility study.  The results of this work demonstrated that, with proper grinding, a simple halide leach could extract the precious and base metals in sufficient quantities which could potentially be economically viable.  The next step involved the construction of a larger pilot plant (production module) at the Clarkdale Slag Project site, which was designed to test the commercial viability of the process and to complete a feasibility study.  We proceeded to build one production module rather than complete a theoretical feasibility study.  Concurrently, we completed the acquisition of the Clarkdale Slag Project site from the previous owners.

Thereafter, we designed and built a production module which was anticipated to process between 100 and 250 tons of slag material per day.  The process of building and equipping the module was completed in late 2008.  We ran into delays in construction and numerous technical difficulties in connection with the scaling up of the processes previously tested for the commercialization of the Clarkdale Slag Project.  Although we were able to assay the milled slag product from the crushing and grinding circuit that demonstrated the presence of 0.4 ounces per ton of gold in the slag material, the benign leach chemistry used in the production module was unable to duplicate the results of the liberation of gold from the slag material achieved in the pilot plant.

Most of 2009 was devoted to attempts to commission and optimize the production module, during which time we encountered numerous challenges involving its crushing and grinding circuit.  In early 2010, we brought in experienced outside engineering resources to better define and execute on a multi-pronged approach to achieve commercial feasibility of the Clarkdale Slag Project.  This refocusing effort has resulted in significant progress, both operationally and from a research and development perspective.

The key to the potential success of the flow sheet involves the mechanical liberation of the metals by proper grinding.  This process proved to be a significant challenge for the larger grinding equipment installed on site.  After an entire year of innovative attempts and modifications, the grinding circuit did not liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively.  We concluded that investigation of alternative grinding and leaching methods was necessary in order to solve the problem.  We conducted preliminary studies of these alternative approaches to the process flow sheet, which have shown promising results and are the current focus of our efforts.

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

As a result of the challenges that arose with the equipment wear issues and our not being able to grind the slag material in the production module continuously, we adjusted the chemical characteristics of the leach to a more acidic leach in an effort to put less emphasis on the mechanical liberation and put more emphasis on the chemical liberation in an effort to maximize gold extraction from the slag material.  Our goal was to achieve similar results in gold extraction from the slag material to those obtained in the smaller scale pilot plant, without significantly changing the grinding circuit or seeking alternatives to the design of the larger scale production module that might have a significantly greater capital cost than we had originally planned.  In doing this testing, we encountered difficulties with the liberation of excess amounts of iron and silica in the leaching process, which resulted in difficulties with our filtration process and made the recovery of gold from the pregnant leach solution more difficult.

Because of these challenges, which have affected our ability to operate the production module on a continuous basis, the data from our operations reflects that our production module will not be able to process 100 to 250 tons per day, as originally planned.  However, we anticipate the continued use of the facility for analytical purposes.   The information received from the operation of the production module has been invaluable in providing information on how to process the slag and extract the base and precious metals on a commercial scale.  In particular, we have a significant amount of data on various grinds and leach chemistries and their affect on leaching the desired (gold, silver, copper and zinc) and undesired (iron and silica) metals into solution.  We also have a better understanding of the equipment wear issues that need to be considered when dealing with such hard and abrasive material.  All of this data has provided us with a strong knowledge base that can be drawn upon as we continue to make adjustments to our process going forward.

Although the plant site in Clarkdale remains a valuable resource for the technical team, it no longer requires the previous levels of staffing during our autoclave testing and feasibility testing activities.  Thus, as of early September 2010, we reduced the number of employees working at the Clarkdale Slag Project by approximately 50% to levels appropriate only for essential and necessary tasks, while assuring that important permits remain in good standing.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  During 2011, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,410,000.  As of March 3, 2011, we had cash reserves in the amount of approximately $6,900,000.  Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during 2011 and we may require additional financing in order to fund these activities.

Our estimated cash requirements for 2011 are as follows:

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

A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, We estimate that our monthly expenses will increase substantially once we enter Phase II of the project.  Therefore, our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing, feasibility and Phase II programs and we may require additional financing in order to fund these activities.  We currently have a financing agreement with Seaside 88, however, there are no assurances that this agreement will be sufficient to cover any increased cost we may incur.  We do not currently have any other financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

If the actual costs are significantly greater than anticipated, if we proceed with our testing and feasibility activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2011, we will need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing is subject to a number of factors, including market prices for base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations.  We cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

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

Impairment of long-lived assets – We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2010, and through the date that these financial statements were issued, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable.  When we determine that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and ASC 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31,
	2010	2009	2008
Revenue	$-	$-	$-
Operating expenses	(8,302,650)	(7,001,187)	(5,141,957)
Rental revenue	25,460	26,880	35,720
Interest and dividend income	22,039	12,006	203,821
Interest expense	(2,835)	(4,530)	(3,428)
Loss on equipment disposition	(14,074)	(30,541)	-
Income tax benefit	3,151,234	2,591,491	1,777,458
Gain (loss) from discontinued operations	120,688	270,457	-
Net loss	$(5,000,138)	$(4,135,424)	$(3,128,386)

Revenue.  We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2010.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses.  The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2010	2009	2008

Mineral exploration and evaluation expenses	$3,363,436	$2,026,814	$976,974
Mineral exploration and evaluation expenses – related party	338,970	476,145	360,000
Administrative – Clarkdale site	720,699	784,434	1,142,102
General and administrative	2,824,226	2,829,754	2,517,479
General and administrative – related party	152,069	139,011	83,333
Depreciation	903,250	745,029	62,069
Total operating expenses	$8,302,650	$7,001,187	$5,141,957

Operating expenses increased by 18.6% to $8,302,650 during the year ended December 31, 2010 from $7,001,187 during the year ended December 31, 2009 and increased by 36.2% from $5,141,957 during the year ended December 31, 2008.  Operating expense increased in 2010 compared to the corresponding period in 2009 primarily as a result of increases in mineral exploration and evaluation expenses.  Operating expenses increased in 2009 compared to the corresponding period in 2008 primarily as a result of increases in mineral exploration and evaluation expenses due to commencement of start-up testing of a demonstration module at the Clarkdale Slag Project and due to the general and administrative expenses for legal expenses related to SEC filings.

Mineral exploration and evaluation expenses increased by 65.9% to $3,363,436 during the year ended December 31, 2010 from $2,026,814 during the year ended December 31, 2009 and increased by 107.5% from $976,974 during the year ended December 31, 2008.  Mineral exploration and evaluation expenses increased in 2010 compared to the corresponding period in 2009 primarily as a result of greater use of independent consultants and engineers related to activity on the Clarkdale project.  Mineral exploration and evaluation expenses increased in 2009 compared to the corresponding period in 2008 primarily as a result of increased costs of the start-up phase at our Clarkdale Slag Project.

Included in mineral exploration and evaluation expenses were the amounts of $297,500 in fees and $41,470 in expense reimbursements during the year ended December 31, 2010, $360,000 in fees and $116,145 in expense reimbursements during the year ended December 31, 2009, and $360,000 in fees and $104,269 in expense reimbursements during the year ended December 31, 2008, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our former Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Further, we incurred $720,699, $784,434 and $1,142,102 of administrative expenses relating to the Clarkdale Slag Project during the years ended December 31, 2010, 2009 and 2008, respectively.  Administrative costs at the Clarkdale site decreased in 2010 from 2009 due to the reduction in staff by approximately 50% in September 2010 due to a change in focus from operating the production module to autoclave testing activities which are less labor intensive.  The decrease in these expenses for the year ended December 31, 2009 as compared to 2008 was due to the use of personnel and consultants for the start-up phase of our Clarkdale Slag Project who had previously been working in an administrative capacity during the construction phase.

General and administrative expenses remained consistent with the prior year and amounted to $2,824,226 during the year ended December 31, 2010 from $2,829,754 during the year ended December 31, 2009 and increased 12.4% from $2,517,479 during the year ended December 31, 2008.  General and administrative expenses increased in 2009 primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financing, preparation of our registration statement on Forms S-1 and S-3 and the preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008; and (ii) increased expenses related to the administration of the Clarkdale Slag Project site during the start-up phase.

Included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 were directors’ compensation expenses related to the vesting of director options and option grants to directors of $391,862, $236,857 and $136,342, respectively.

On October 15, 2009, we adopted our 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”).  Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants.  On December 15, 2009, our stockholders approved the 2009 Incentive Plan.  As of December 31, 2010, we have not granted any options under the 2009 Incentive Plan.  On October 15, 2009, we adopted our 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”).  Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to our directors.  On December 15, 2009, our stockholders approved the 2009 Directors Plan.  As of December 31, 2010, 656,745 options have been granted under the 2009 Directors Plan with a weighted average exercise price of $1.14 per share.  As of April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants.  On June 15, 2007, our stockholders approved the 2007 Plan. As of December 31, 2010, 545,929 options have been granted under the 2007 Plan with a weighted average exercise price of $1.31 per share.

In addition, we incurred $152,069, $139,011 and $83,213 during the years ended December 31, 2010, 2009 and 2008, respectively for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.  These expenses increased during the year ended December 31, 2010 as compared to 2009 primarily as a result of accounting for increased activity at the Clarkdale site as well as registration statement filings.  These expenses increased during the year ended December 31, 2009 as compared to 2008 as a result of Cupit, Milligan, Ogden & Williams providing staff support related to the preparation of our registration statement on From S-1, preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008, and the completion of the first time filing of the Arizona Business Personal Property Statement.

These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $62,348, $61,165 and $22,468 of the above Cupit Milligan fees and expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, we purchased services from one major vendor, Baker Hostetler LLP, our legal counsel which exceeded more than 10% of total purchases and amounted to $962,848.  For the year ended December 31, 2009, we purchased services from one major vendor, Baker Hostetler LLP, which exceeded more than 10% of total purchases and amounted to $1,355,136.

Other Income and Expenses.  Total other income increased to $30,590 during the year ended December 31, 2010 from $3,815 during the year ended December 31, 2009 and decreased from $236,113 during the year ended December 31, 2008.  The increase in 2010, as compared to 2009, was primarily due to higher levels of cash placed in interest bearing accounts resulting in increased interest income.  The decrease in total other income during 2009, as compared to 2008, primarily resulted from a decrease in interest and dividend income.  The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

We received incidental rental revenue of $25,460, $26,880 and $35,720 during the years ended December 31, 2010, 2009 and 2008, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.  The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit.  Income tax benefit increased by 21.6% to $3,151,234 during the year ended December 31, 2010 from $2,591,491 during the year ended December 31, 2009 and increased by 45.8% from $1,777,458 during the year ended December 31, 2008.  The increase in income tax benefit from 2010 to 2009 and from 2009 to 2008 primarily resulted from the increase in exploration stage losses during the periods.

Gain from Discontinued Operations.  Prior to our corporate restructuring in 2005, we had several accounts payable dating back and prior to 2003 which were incurred in the United Kingdom.  These expenses were related to business operations which were discontinued in February 2005.  In 2009, we updated our internal review of the status of the payables and recorded a $270,457 gain resulting from relief of liabilities that were cleared based on expiration of United Kingdom statutes of limitations.  In the first quarter of 2010, we updated our internal review of the status of the payables and recorded a $120,688 gain. The gain was reflected as a gain from discontinued operations.  There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses were not included in our net operating losses.

Net Loss.  The aforementioned factors resulted in a net loss of $5,000,138, or $0.04 per common share, for the year ended December 31, 2010, as compared to a net loss of $4,135,424, or $0.04 per common share, for the year ended December 31, 2009, and a net loss of $3,128,386, or $0.03 per common share, for the year ended December 31, 2008.

As of December 31, 2010, 2009 and 2008, we had cumulative net operating loss carryforwards of approximately $26,803,688, $18,866,291 and $12,483,109, respectively, for federal income tax purposes.  The federal net operating loss carryforwards expire between 2025 and 2030.

We had cumulative state net operating losses of approximately $16,144,965, $10,148,277 and $5,325,797, as of December 31, 2010, 2009, and 2008, respectively, for state income tax purposes.  The state net operating loss carryforwards expire between 2012 and 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2010 and 2009, we conducted the following financings of our securities:

•
On December 22, 2010, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with an investor.  We agreed with the investor, subject to certain conditions and exceptions, to sell an aggregate of up to 13,000,000 shares of our common stock in up to 11 closings occurring over the course of a ten-month period.  The initial closing of the Purchase Agreement occurred on December 23, 2010.  In connection with the Purchase Agreement, we have issued an aggregate of 3,000,000 shares of common stock to the investor at a weighted per share purchase price of $0.53125, resulting in gross proceeds to us of $1,593,750.  The Purchase Agreement requires us to issue and sell, and the investor to buy, up to 1,000,000 shares of our common stock on or about the 15th day of each month after the initial closing date (December 23, 2010), subject to the satisfaction of certain conditions at each closing, ending approximately ten months after the initial closing.  The price of the shares that we sell to the investor will be at a 15% discount to the volume weighted average trading price of our common stock for the ten consecutive trading days immediately preceding each closing date.  The offering and sale of shares of our common stock to the investor was made pursuant to our shelf registration statement on Form S-3 (File No. 333-169993), which was declared effective by the Securities and Exchange Commission on November 23, 2010.

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

On November 12, 2009, immediately prior to the closing of the November 12, 2009 private placement, we made several amendments to certain of our outstanding common stock purchase warrants.  The warrants that were amended were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements.  In connection with these private placements, we issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock.  Based on these amendments, the exercise price of these warrants was reduced to $1.85 per share and their expiration dates were extended to November 12, 2012.  Further, in connection with the transactions related to the Purchase Agreement and an anti-dilution provision in the warrants, the aggregate number of warrants issued in connection with the private placement has been adjusted.  Following completion of the February 2011 private placement completed under the Purchase Agreement an additional 176,145 warrants have been issued and the exercise price has been adjusted down to $1.80 per share.  In all other respects, the terms and conditions of these warrants remain the same.

The 2009 private placement agreements included contractual penalty provisions for failure to comply with these registration rights provisions. However, we are in compliance with these registration rights provisions. We are not a party to any other agreements which require us to pay liquidated damages in the future for failure to register securities for sale.

Working Capital

The following is a summary of our working capital at December 31, 2010, 2009 and 2008:

	At December 31,
	2010	2009	2008
Current assets	$7,071,070	$13,221,823	$7,307,005
Current liabilities	(549,013)	(874,470)	(1,421,075)
Working capital	$6,522,057	$12,347,353	$5,885,930

As of December 31, 2010, we had an accumulated deficit of $22,492,044. As of December 31, 2010, we had working capital of $6,522,057, compared to working capital of $12,347,353 as of December 31, 2009.  The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $1,593,750 from an offering of our securities in December 2010.  Cash was $6,996,027 as of December 31, 2010, as compared to $13,099,562 as of December 31, 2009. Net property and equipment decreased to $13,900,308 as of December 31, 2010 from $13,994,934 as of December 31, 2009.  The decrease primarily resulted from depreciation expense partially offset by equipment acquisitions and additions to the leaching and filtration circuit at the Clarkdale Slag Project.

Included in long term liabilities in the accompanying consolidated financials statements is a balance of $44,712,636 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2010	2009	2008
Cash used in operating activities	$(7,086,859)	$(6,050,198)	$(4,382,549)
Cash used in investing activities	(822,698)	(1,638,222)	(8,129,892)
Cash provided by financing activities	1,806,022	13,732,391	7,560,688
Net (decrease) increase in cash during period	$(6,103,535)	$6,043,971	$(4,951,753)

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $7,086,859 during the year ended December 31, 2010 from $6,050,198 during the year ended December 31, 2009.  The increase in cash used in operating activities was primarily due to operating losses resulting from increased activity on our Clarkdale project.  Net cash used in operating activities increased to $6,050,198 during the year ended December 31, 2009 from $4,382,549 during the year ended December 31, 2008.  The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements which were primarily related to change in deferred tax liability of $2,591,491.

Net Cash Used in Investing Activities.  We used $822,698 in investing activities during the year ended December 31, 2010, as compared to $1,638,222 during the year ended December 31, 2009.  The decrease was primarily a result of decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.  We used $1,638,222 in investing activities during the year ended December 31, 2009, as compared to $8,129,892 during the year ended December 31, 2008.  The decrease in the year ended December 31, 2009 was primarily the result of a decrease of $6,476,344 in property and equipment purchases relating to the Clarkdale Slag Project due to substantial completion in 2008 of our demonstration module at the Clarkdale Slag Project.

Net Cash Used/Provided by Financing Activities.  Net cash provided by financing activities was $1,806,022 for the year ended December 31, 2010 compared to net cash provided by financing activities of $13,732,391 for the year ended December 31, 2009.  Net cash provided by financing activities during the year ended December 31, 2010 primarily resulted from the receipt of gross proceeds of $1,593,750 from an offering of our securities in December 2010 and $528,000 from the exercise of stock options offset by principal payments on the capital lease in the amount of $25,117 and the VRIC payable in the amount of $210,921.  Net cash provided by financing activities was $13,732,391 for the year ended December 31, 2009 compared to $7,560,688 for the year ended December 31, 2008.  Net cash provided by financing activities during the year ended December 31, 2009 primarily resulted from the receipt of $15,098,245 from the proceeds of private placements of our securities and $200,000 from the exercise of options, offset by $194,756 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement.  Net cash provided by financing activities during the year ended December 31, 2008 primarily resulted from the receipt of $5,250,000 from the proceeds of private placements of our securities and $2,528,500 from the exercise of warrants, offset by $179,830 of cash paid to VRIC based on our $30,000 monthly obligation to VRIC under the terms of the Transylvania reorganization agreement.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  During 2011, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,410,000.  As of March 3, 2011, we had cash reserves in the amount of approximately $6,900,000.  Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during 2011 and we may require additional financing in order to fund these activities.  We currently have a financing agreement with Seaside 88, however, there are no assurances that this agreement will be sufficient to cover any increased cost we may incur.  We do not currently have any other financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona, We estimate that our monthly expenses will increase substantially once we enter Phase II of the project and therefore, we may require the necessary funding to fulfill this anticipated work program.

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2011, we may need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.  The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2010:

			Over Three
	One Year	Over One Year To	Years To	Over Five
	or Less	Three Years	Five Years	Years	Total

Long-term obligation	$360,000	$720,000	$720,000	$420,000	$2,220,000
Capital lease obligation	15,401	-	-	-	15,401

Total	$375,401	$720,000	$720,000	$420,000	$2,235,401

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

We had unrestricted cash totaling $6,996,027 at December 31, 2010 and $13,099,562 at December 31, 2009.  Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Searchlight Mineral Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations, stockholders’ equity, including inception cumulative data, and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Searchlight Minerals Corp. will continue as a going concern.  As described in Note 1 to the financial statements, Searchlight Minerals Corp.’s operating losses raise substantial doubt about its ability to continue as a going concern, unless Searchlight Minerals Corp. attains future profitable operations and/or obtains additional financing.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Searchlight Mineral Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011, expressed an unqualified opinion.

/s/	BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 4, 2011
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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$6,996,027	$13,099,562
Prepaid expenses	75,043	122,261

Total current assets	7,071,070	13,221,823

Property and equipment, net	13,900,308	13,994,934
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	10,902

Total non-current assets	160,845,526	160,936,282

Total assets	$167,916,596	$174,158,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$254,094	$443,742
Accounts payable - related party	51,317	194,690
VRIC payable, current portion - related party	228,427	210,921
Capital lease payable, current portion	15,175	25,117

Total current liabilities	549,013	874,470

Long-term liabilities
VRIC payable, net of current portion - related party	1,519,426	1,747,853
Capital lease payable, net of current portion	—	15,175
Deferred tax liability	44,712,636	47,863,870

Total long-term liabilities	46,232,062	49,626,898

Total liabilities	46,781,075	50,501,368

Commitments and contingencies - Note 13	—	—

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 123,018,318 and 118,768,373 shares,
respectively, issued and outstanding	123,018	118,768
Additional paid-in capital	143,504,547	141,029,875
Accumulated deficit during exploration stage	(22,492,044)	(17,491,906)

Total stockholders' equity	121,135,521	123,656,737

Total liabilities and stockholders' equity	$167,916,596	$174,158,105

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				January 14, 2000
				(date of inception)
	For the Year Ended	For the Year Ended	For the Year Ended	through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010

Revenue	$—	$—	$—	$—

Operating expenses
Mineral exploration and evaluation expenses	3,363,436	2,026,814	976,974	10,428,934
Mineral exploration and evaluation
expenses - related party	338,970	476,145	360,000	2,030,115
Administrative - Clarkdale site	720,699	784,434	1,142,102	3,160,994
General and administrative	2,824,226	2,829,754	2,517,479	11,772,149
General and administrative - related party	152,069	139,011	83,333	406,834
Depreciation	903,250	745,029	62,069	1,755,358

Total operating expenses	8,302,650	7,001,187	5,141,957	29,554,384

Loss from operations	(8,302,650)	(7,001,187)	(5,141,957)	(29,554,384)

Other income (expense)
Rental revenue	25,460	26,880	35,720	124,470
Loss on equipment disposition	(14,074)	(30,541)	—	(49,141)
Interest expense	(2,835)	(4,530)	(3,428)	(12,855)
Interest and dividend income	22,039	12,006	203,821	629,229

Total other income (expense)	30,590	3,815	236,113	691,703

Loss before income taxes
and discontinued operations	(8,272,060)	(6,997,372)	(4,905,844)	(28,862,681)

Income tax benefit	3,151,234	2,591,491	1,777,458	10,122,660

Loss from continuing operations	(5,120,826)	(4,405,881)	(3,128,386)	(18,740,021)

Discontinued operations:
Gain (loss) from discontinued operations	120,688	270,457	—	(3,752,023)

Net loss	$(5,000,138)	$(4,135,424)	$(3,128,386)	$(22,492,044)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.04)	$(0.04)	$(0.03)
Gain (loss) from discontinued operations	—	—	—

Net loss	$(0.04)	$(0.04)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	119,034,180	108,059,201	104,338,284

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	—	$—	$—	$—	$—	$—

Issuance of common stock
(recapitalized)	50,000,000	50,000	(25,000)	—	(24,999)	1

Net loss	—	—	—	—	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	—	(256,968)	(231,968)

Issuance of common stock in
reverse merger	10,300,000	10,300	(5,150)	—	(5,150)	—

Net loss	—	—	—	—	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	—	(1,029,916)	(999,766)

Capital contribution	—	—	1,037,126	—	—	1,037,126

Beneficial conversion feature
associated with debt	—	—	300,000	—	—	300,000

Net loss	—	—	—	—	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	—	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	—	—	1,200,000

Deferred compensation	—	—	10,387	—	—	10,387

Net loss	—	—	—	—	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,469,363	—	(3,563,432)	(985,769)

Deferred compensation	—	—	2,196	—	—	2,196

Net loss	—	—	—	—	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	—	(4,263,876)	(1,684,017)

Issuance of stock options for
1,000,000 shares of common stock
to two officers	—	—	133,062	—	—	133,062

Issuance of stock options for
500,000 shares of common stock
in satisfaction of debt	—	—	300,000	—	—	300,000

Return and cancellation of
70,000,000 shares of common
stock	(70,000,000)	(70,000)	70,000	—	—	—

Issuance of 12,000,000 warrants
in consideration of joint venture
option	—	—	1,310,204	—	—	1,310,204

Issuance of common stock for
20 mining claims	1,400,000	1,400	488,600	—	—	490,000

Issuance of common stock
in satisfaction of debt, $0.625 per share	200,000	200	124,800	—	—	125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$205,250 commissions	6,390,000	6,390	1,369,070	—	—	1,375,460

Issuance of common stock for cash,
Reg. S - Private Placement,
$0.25 per share, net of
$135,000 commission	5,400,000	5,400	1,194,947	—	—	1,200,347

Issuance of common stock for cash,
Reg. D 506 - Private Placement,
$0.25 per share	460,000	460	114,540	—	—	115,000

Issuance of stock options for
1,500,000 shares of common stock
to three officers	—	—	266,720	—	—	266,720

Common stock subscribed	—	—	—	270,000	—	270,000

Net loss	—	—	—	—	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

Issuance of common stock for cash,
Reg. D - Private Placement,
$0.45 per share, net of
$87,750 commission	3,900,000	3,900	1,663,350	(270,000)	—	1,397,250

Issuance of common stock
related to exercise of warrants	1,225,000	1,225	(1,225)	—	—	—

Issuance of stock options for
820,000 shares of common stock
to officers, directors, employees	—	—	170,386	—	—	170,386

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	6,125,000	6,125	3,822,000	—	—	3,828,125

Issuance of common stock for cash
Reg. S - Private Placement,
$0.375 per share
from exercise of warrants	1,768,500	1,768	661,420	—	—	663,188

Issuance of common stock for cash
Reg. S - Private Placement,
$0.625 per share
from exercise of warrants	612,500	613	382,200	—	—	382,813

Issuance of common stock to
officer for recruitment	50,000	50	102,950	—	—	103,000

Issuance of common stock
for mining claims	1,400,000	1,400	3,078,600	—	—	3,080,000

Amortization of stock options issued
to employee and officer over
vesting period	—	—	15,708	—	—	15,708

Net loss December 31, 2006	—	—	—	—	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	—	(8,006,278)	9,799,844

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock
in connection with the acquisition to
five investors, $3.975 per share	16,825,000	16,825	66,862,550	—	—	66,879,375

Issuance of stock options for
182,946 shares of common stock
to three officers, two employees and
a consultant	—	—	220,194	—	—	220,194

Issuance of common stock for cash
Reg. D - Private Placement,
$3.00 per share, net of $381,990
commission and $79,513 issuance costs	4,520,666	4,521	13,095,978	—	—	13,100,499

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $111,100
commission and $8,842 issuance costs	575,000	575	1,604,483	—	—	1,605,058

Issuance of common stock for cash
Reg. S - Private Placement,
$3.00 per share, net of $525,386
commission and $85,513 issuance costs	2,226,161	2,226	6,065,358	—	—	6,067,584

Amortization of stock options issued
to employee and officer over
vesting period	—	—	13,092	—	—	13,092

Issuance of common stock
for mining claims	1,400,000	1,400	4,506,600	—	—	4,508,000

Issuance of common stock
related to exercise of warrants	400,000	400	259,600	—	—	260,000

Common stock subscribed for
exercise of warrants and options	—	—	—	90,000	—	90,000

Issuance of common stock
for directors' compensation	6,314	6	17,994	—	—	18,000

Issuance of common stock
related to exercise of options	400,000	400	99,600	—	—	100,000

Issuance of common stock for cash
Reg. S - Private Placement,
$1.60 per share	3,125,000	3,125	4,996,875	—	—	5,000,000

Issuance of common stock as
commission in connection with
foreign offering	156,250	156	(156)	—	—	—

Common stock subscribed for
directors' compensation	—	—	—	18,000	—	18,000

Capitalization of Phage related
party liability to equity	—	—	742,848	—	—	742,848

Net loss December 31, 2007	—	—	—	—	(2,221,818)	(2,221,818)

Balance, December 31, 2007	96,865,391	96,865	116,223,907	108,000	(10,228,096)	106,200,676

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock
for cash, $0.65 per share
from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	—	2,463,500

Issuance of common stock
for cash Reg. S - Private
Placement, $1.60 per share	1,637,500	1,638	2,618,362	—	—	2,620,000

Issuance of common stock
for cash Reg. D - Private
Placement, $1.60 per share	1,643,750	1,644	2,628,356	—	—	2,630,000

Issuance of common
stock as commission
in connection with
foreign offering	80,000	80	(80)	—	—	—

Amortization of stock options
issued to officer over
vesting period	—	—	20,008	—	—	20,008

Issuance of common stock
for cash, $0.25 per share
exercise of nonemployee stock options	300,000	300	74,700	(25,000)	—	50,000

Issuance of common stock
for directors' compensation	38,050	37	89,963	(18,000)	—	72,000

Issuance of common stock
for mining claims	1,400,000	1,400	2,630,600	—	—	2,632,000

Effect of modification of stock options
issued to an employee	—	—	36,457	—	—	36,457

Issuance of stock options
for directors' compensation	—	—	7,877	—	—	7,877

Net loss December 31, 2008	—	—	—	—	(3,128,386)	(3,128,386)

Balance, December 31, 2008	105,854,691	105,854	126,854,760	—	(13,356,482)	113,604,132

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock
for cash, $0.25 per share from
exercise of nonemployee stock options	800,000	800	199,200	—	—	200,000

Amortization of stock options
issued to director over
vesting period	—	—	68,640	—	—	68,640

Issuance of common stock
for directors' compensation	35,086	35	71,965	—	—	72,000

Issuance of stock options
for directors' compensation	—	—	34,431	—	—	34,431

Issuance of common stock
for cash Reg. D - Private
Placement, $1.25 per share, net of
$1,056,877 commissions and $290,196
issuance fees	12,078,596	12,079	13,739,093	—	—	13,751,172

Effect of modification of stock options
issued to employees	—	—	61,786	—	—	61,786

Net loss December 31, 2009	—	—	—	—	(4,135,424)	(4,135,424)

Balance, December 31, 2009	118,768,373	118,768	141,029,875	—	(17,491,906)	123,656,737

Amortization of stock options
issued to directors over
vesting period	—	—	214,905	—	—	214,905

Issuance of common stock
for directors' compensation	49,945	50	44,950	—	—	45,000

Issuance of stock options
for directors' compensation	—	—	71,727	—	—	71,727

Issuance of common stock
for cash, $0.44 per share from
exercise of officer and director
stock options	1,200,000	1,200	526,800	—	—	528,000

Issuance of stock options to an officer
and a director	—	—	105,230	—	—	105,230

Issuance of common stock
for cash under Common Stock
Purchase Agreement, $0.53125
net of $79,690 issuance costs	3,000,000	3,000	1,511,060	—	—	1,514,060

Net loss, December 31, 2010	—	—	—	—	(5,000,138)	(5,000,138)

Balance, December 31, 2010	123,018,318	$123,018	$143,504,547	$—	$(22,492,044)	$121,135,521

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(date of inception)
				through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,000,138)	$(4,135,424)	$(3,128,386)	$(22,492,044)
Gain (loss) from discontinued operations	120,688	270,457	—	(3,752,023)
Loss from continuing operations	(5,120,826)	(4,405,881)	(3,128,386)	(18,740,021)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	903,250	745,029	62,069	1,755,358
Stock based expenses	436,862	236,857	136,342	1,768,224
Loss on disposition of fixed assets	14,074	30,541	—	50,490
Amortization of prepaid expense	279,535	297,702	183,913	931,563
Allowance for bond deposit recovery	(180,500)	—	180,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(232,317)	(168,549)	(242,538)	(1,006,606)
Reclamation bond and deposits	176,630	98,998	(107,400)	(14,772)
Accounts payable and accrued liabilities	(212,333)	(293,404)	310,409	(29,002)
Deferred income taxes	(3,151,234)	(2,591,491)	(1,777,458)	(10,122,660)

Net cash used in operating activities	(7,086,859)	(6,050,198)	(4,382,549)	(25,407,426)
Net cash used in operating activities from discontinued operations	—	—	—	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	—	—	—	(87,134)
Cash paid for joint venture and merger option	—	—	—	(890,000)
Cash paid to VRIC on closing date - related party	—	—	—	(9,900,000)
Cash paid for additional acquisition costs	—	—	—	(130,105)
Capitalized interest - related party	(149,079)	(165,244)	(180,170)	(656,666)
Proceeds from property and equipment disposition	—	400	—	400
Purchase of property and equipment	(673,619)	(1,473,378)	(7,949,722)	(14,294,101)

Net cash used in investing activities	(822,698)	(1,638,222)	(8,129,892)	(25,957,606)
Net cash used in investing activities from discontinued operations	—	—	—	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,121,750	15,298,245	7,763,500	61,319,495
Stock issuance costs	(79,690)	(1,347,073)	—	(2,104,333)
Principal payments on capital lease payable	(25,117)	(24,025)	(22,982)	(101,063)
Principal payments on VRIC payable - related party	(210,921)	(194,756)	(179,830)	(753,335)

Net cash provided by financing activities	1,806,022	13,732,391	7,560,688	58,360,764
Net cash provided by financing activities from discontinued operations	—	—	—	3,384,237

NET CHANGE IN CASH	(6,103,535)	6,043,971	(4,951,753)	6,996,027

CASH AT BEGINNING OF PERIOD	13,099,562	7,055,591	12,007,344	—

CASH AT END OF PERIOD	$6,996,027	$13,099,562	$7,055,591	$6,996,027

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(date of inception)
				through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$2,835	$4,530	$3,428	$63,606

Income taxes paid	$—	$—	$—	$—

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$—	$—	$—	$444,690

Assets acquired for common stock issued for the acquisition	$—	$—	$—	$66,879,375

Assets acquired for common stock issued for mineral properties	$—	$—	$2,632,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$—	$—	$—	$2,628,188

Net deferred tax liability assumed	$—	$—	$1,613,161	$55,197,465

Merger option payment applied to the acquisition	$—	$—	$—	$200,000

Reclassify joint venture option agreement to slag project	$—	$—	$—	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$—	$—	$—	$1,310,204

Stock options for common stock issued in satisfaction of debt	$—	$—	$—	$1,500,000

Capitalization of related party liability to equity	$—	$—	$—	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$—	$—	$—	$125,000

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

Going concern - The Company incurred cumulative net losses of $22,492,044 from operations as of December 31, 2010 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Mineral rights - Costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs would be based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (“ASC”) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $149,079 and $165,244 for the years ended December 31, 2010 and 2009, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2010, and through the date of issuance of these financial statements, no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Earnings (loss) per share - The Company follows ASC 260, Earnings Per Share, and ASC 480, Distinguishing Liabilities from Equity,  which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Weighted average of common stock equivalents, which include stock options and warrants to purchase common stock, on December 31, 2010, 2009 and 2008 that were not included in the computation of diluted earnings per share because the effect would be antidilutive were 28,321,361, 22,758,926 and 23,418,739, respectively.

Expenses of offering - The Company records the specific incremental costs that are directly related to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

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

The fair value of performance-based stock option grants is determined on their grant date through use of the Binomial Lattice option pricing model. The total value of the award is recognized over the requisite service period only if management has determined that achievement of the performance condition is probable. The requisite service period is based on management’s estimate of when the performance condition will be met. Changes in the requisite service period or the estimated probability of achievement can materially affect the amount of stock-based compensation recognized in the financial statements.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009

Furniture and fixtures	$38,254	$36,740
Lab equipment	249,061	228,052
Computers and equipment	78,568	67,791
Income property	309,750	309,750
Construction in progress	5,957,851	5,523,620
Capitalized interest	656,666	507,587
Vehicles	44,175	44,175
Slag conveyance equipment	44,375	44,375
Demo module building	6,630,063	6,625,603
Site improvements	1,299,630	1,241,468
Site equipment	337,140	215,341
	15,645,533	14,844,502
Less accumulated depreciation	1,745,225	849,568

	$13,900,308	$13,994,934

Depreciation expense was $903,250, $745,029 and $62,069 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The $130.3 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Clarkdale Slag Project, which has been capitalized as a tangible asset in accordance with ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the material will be amortized using the unit-of-production method over the life of the Clarkdale Slag Project.

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project.

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

As of December 31, 2010, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At December 31, 2010, the mineral properties balance was $16,947,419.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Trade accounts payable	$236,019	$414,279
Accrued compensation and related taxes	18,075	29,463
	$254,094	$443,742

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) included in trade accounts payable, dating back to 2003 and prior.  These expenses were related to business operations which were discontinued in February 2005. During the years ended December 31, 2010 and 2009, the Company updated its internal review of the status of the Phage Payables and recorded a gain of $120,688 and $270,457, respectively, from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The Phage Payables are further discussed in Note 17.

Accounts payable – related party are discussed in Note 16.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CAPITAL LEASE PAYABLE

The Company leases equipment under a capital lease. The capital lease payable consisted of the following at December 31, 2010 and December 31, 2009,

Lender	Collateral	Monthly Payment	Interest Rate	Maturity	December 31, 2010	December 31, 2009

Caterpillar Financial Services Corporation	Equipment	$2,200	4.45%	July 2011	$15,175	$40,292

					15,175	40,292
Capital lease payable, current portion					(15,175)	(25,117)

Capital lease payable, net of current portion					$—	$15,175

The following table represents future minimum lease payments on the capital lease payable for each of the years ending December 31,

2011	$15,401
Thereafter	—

Total future minimum lease payments	15,401
Imputed interest	(226)

Present value of future minimum lease payments	$15,175

The following assets acquired under the capital lease and the related amortization were included in property, plant and equipment at December 31, 2010 and December 31, 2009,

	December 31, 2010	December 31, 2009

Site equipment	$116,239	$116,239
Accumulated amortization	(104,131)	(75,071)
	$12,108	$41,168

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	VRIC PAYABLE - RELATED PARTY

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

The following table represents future principal payments on VRIC payable for each of the years ending December 31,

2011	$228,427
2012	247,386
2013	267,919
2014	290,156
2015	314,239
Thereafter	399,726

1,747,853
VRIC payable, current portion	228,427

VRIC payable, net of current portion	$1,519,426

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 13.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2010, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 23, 2010, the Company issued 3,000,000 shares of common stock to Seaside 88, LP (“Seaside”) under the Common Stock Purchase Agreement, which is further described below, for gross proceeds of $1,593,750. Total fees related to this issuance were $79,690.

b)
On December 22, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Seaside for the sale of 3,000,000 shares of common stock, followed by the sale of up to 1,000,000 shares of common stock on approximately the 15th day of the month for ten consecutive months.

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of the Company’s common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share. If the VWAP is below $0.50 per share, the applicable closing will not occur. In such event, a subsequent closing that did not occur will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two subsequent closings may be rescheduled.

The Company has the right, upon written notice to Seaside, to immediately terminate the Purchase Agreement at any time. In no event may the purchase of shares of common stock at a subsequent closing cause Seaside’s beneficial ownership of the Company’s common stock to exceed 9.99% of the number of common shares outstanding after such subsequent closing.

Subsequent to December 31, 2010, the Company completed the January and February issuances under the Purchase Agreement. Such issuances are discussed in Note 19.

c)
In November 2010, the Company issued 1,136,567 shares of common stock to an officer, a former officer and a director from the exercise of stock options resulting in cash proceeds of $500,090. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

d)
In October 2010, the Company issued 63,433 shares of common stock to a director and an officer from the exercise of stock options resulting in cash proceeds of $27,910. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

e)
On September 30, 2010, the Company awarded and issued 9,231 shares to a non officer director pursuant to its directors’ compensation policy.  The share award was priced at $0.975 per share and has been recorded as directors’ compensation expense of $9,000 and as common stock and additional paid-in capital.

f)
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

g)
On March 31, 2010, the Company awarded and issued 7,500 shares each to two non-officer directors pursuant to its directors’ compensation policy.  The share awards were priced at $1.20 per share and have been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

During the year ended December 31, 2009, the Company’s stockholders’ equity activity consisted of the following:

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

The cashless exercise provision would not have been available until after November 12, 2010 and the Company obtained an effective registration statement prior to that date. The warrants have customary anti-dilution provisions and were adjusted for the December 23, 2010 stock issuance as described in Note 9 and for the January and February 2011 issuances as described in Note 19.

In connection with this offering, the Company paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of common stock. Additional costs related to this financing issuance were $290,196.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

d)
On November 12, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants from the February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to November 12, 2012 and (ii) the exercise price of the private placement warrants has been decreased to $1.85 per share. In all other respects, the terms and conditions of the warrants remain the same. The Company determined that the amendments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

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

j)
On March 31, 2009, the Company awarded and issued 3,284 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

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

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2008, the Company awarded and issued 3,673 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

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

c)
On September 30, 2008, the Company awarded and issued 5,142 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

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

i)
On March 31, 2008, the Company awarded 2,670 shares each to its two non-officer directors pursuant to its directors’ compensation policy.  The share award was priced at $3.37 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

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

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)
On December 31, 2007, the Company awarded 3,214 shares each to its two non-officer directors pursuant to its directors’ compensation policy.  The share award was priced at $2.80 per share and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of December 31, 2007.

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

i)
On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering, the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering, and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $85,513.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)
On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933 (the “US Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  A portion of the US Offering was sold on a best efforts agency basis.  Commissions paid to agents in connection with the US Offering totaled $381,990, and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date.  On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $79,513.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

k)
Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act of 1933 (the “February Offering”).  Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share.  The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days.  Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering.  The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC.  The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC.  Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $8,842.

l)
On February 15, 2007, the Company approved the issuance of 16,825,000 shares of its common stock at $3.975 per share to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007.  The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding its operations.  Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

During the year ended December 31, 2006, the Company’s stockholders’ equity activity consisted of the following:

a)
On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)
On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126.  Warrants exercised were for 7,327,000 shares at $0.625 per share and 1,179,000 shares at $0.375 per share.  Each of the warrants was set to expire between June 2 and June 7, 2006, and all were exercised.

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

b)
On September 7, 2005, the Company issued 5,400,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing.  Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006.  Total gross proceeds of this offering were $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued.  Each Broker Warrant was exercisable into one common share and one half of one purchase warrant.  Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006. Commissions paid related to this issuance were $135,000.

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

The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2010, the Company had 6,797,326 of its common shares available for issuance for share-based compensation awards under the Company’s stock option plans.

Stock option plans generally require options to be granted at the fair market value of the shares underlying the options at the date of the grant. Under the plans, the awards generally become exercisable immediately or over periods of one to five years. The term of the options is determined on the grant date and ranges from one to ten years. At December 31, 2010, the Company had the following stock option plans available:

•
2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants.  Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of December 31, 2010, no options have been granted under the 2009 Plan.

•
2009 Directors Plan – Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of December 31, 2010, the Company had granted 656,745 options under the 2009 Directors Plan with a weighted average exercise price of $1.14 per share.

•
2007 Plan – Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2010, the Company had granted 545,929 options under the 2007 Plan with a weighted average exercise price of $1.31 per share.

During the year ended December 31, 2010, the Company granted stock options as follows:

a)
On December 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 83,076 shares of common stock at $0.65 per share.  The options were granted to three of the Company’s directors for directors’ compensation, are fully vested and expire on December 31, 2015.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

b)
On November 4, 2010, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 200,000 shares of common stock at $0.61 per share to a director. The options are fully vested and expire on November 21, 2011.

c)
On October 1, 2010, the Company granted nonqualified stock options for the purchase of 300,000 shares of common stock at $0.91 per share to its CEO. Of the 300,000 options, 100,000 options vest on the grant date.  The remaining 200,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options vest in connection with an equity financing or series of financings resulting in gross proceeds to the Company of at least $5,000,000, and (ii) 100,000 options vest in connection with the hiring of a new CEO or upon the completion of 30 months of service as the CEO. The options expire on the earlier of five years after their vesting date or on September 30, 2020.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service periods was determined to be twelve months for completion of $5,000,000 in equity financing and thirty months for service as CEO.

The Company determined that the vesting condition related to the completion of equity financing was satisfied in December 2010 upon execution of the Seaside Agreement which is further described in Note 8. Therefore, all of the remaining expense related to this stock option grant was recognized in December 2010. Management determined that the estimate of the requisite service period related to service as CEO remained appropriate at December 31, 2010.

d)
On September 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 73,848 shares of common stock at $0.975 per share.  The options were granted to four of the Company’s directors for directors’ compensation, are fully vested and expire on September 30, 2015.

e)
On June 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 68,571 shares of common stock at $0.70 per share.  The options were granted to the Company’s three independent directors for directors’ compensation, are fully vested and expire on June 30, 2015.

f)
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

g)
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

h)
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

Expenses for the years ended December 31, 2010, 2009 and 2008 related to vesting and granting of stock options were $391,862, $103,071 and $27,885, respectively and are included in general and administrative expense.  The Company recorded $61,786 in stock option modification expense for two employees during the year ended December 31, 2009. The Company recorded $36,457 in stock option modification expense for one employee during the year ended December 31, 2008. No stock option modifications occurred during the year ended December 31, 2010.

Cash received from the exercise of stock options amounted to $528,000, $200,000 and $75,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Tax benefits realized from the exercise of stock options amounted to $90,594 for the year ended December 31, 2010. No tax benefits were realized related to the exercise of stock options for the years ended December 31, 2009 or 2008.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock options – During the year ended December 31, 2010, the Company granted stock options to directors and officers totaling 1,145,495, with a weighted average exercise price of $0.98 per share. During the year ended December 31, 2009, the Company granted stock options to directors totaling 35,086, with a weighted average exercise price of $2.05 per share.  During the year ended December 31, 2008, the Company granted stock options to employees and directors totaling 207,347 with a weighted average exercise price of $1.49 per share.  As of December 31, 2010, stock options outstanding totaled 2,326,128 with a weighted average exercise price of $1.58 per share.

On November 5, 2009, the Company extended the term of stock options previously issued to one employee and one outside consultant for 50,000 shares of common stock each for an additional three years. The Company accounted for the impact of the amended stock option grant as a stock option modification under ASC 718. As a result of the modification, the Company recognized $61,786 of additional stock-based compensation expense due to the increase in the fair market value of the stock option grant. The additional expense was recorded in general and administrative expense.

On May 30, 2008, the Company extended the term of stock options previously issued to an employee for 50,000 shares of common stock for an additional three years. The Company accounted for the impact of the amended stock option grant as a stock option modification under ASC 718. As a result of the modification, the Company recognized $36,457 of additional stock-based compensation expense due to the increase in the fair market value of the stock option grant. The additional expense was recorded in general and administrative expense.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	3,652,946	$0.93
Options granted	207,347	1.49
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	(300,000)	0.25

Balance, December 31, 2008	3,560,293	1.02
Options granted	35,086	2.05
Options expired	(57,246)	2.53
Options cancelled, forfeited	(57,500)	2.32
Options exercised	(800,000)	0.25

Balance, December 31, 2009	2,680,633	1.20
Options granted	1,145,495	0.98
Options expired	—	—
Options cancelled, forfeited	(300,000)	0.44
Options exercised	(1,200,000)	0.44

Balance, December 31, 2010	2,326,128	$1.58

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

The Company estimates the fair value of options granted by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

	2010	2009	2008

Dividend yield	—	—	—
Expected volatility	98.81% to 116.78%	72.67 to 76.65%	76.59%
Risk-free interest rate	0.21% to 3.28%	1.67% to 3.39%	1.55% to 3.48%
Expected life (years)	1.00 to 4.94	2.75 to 4.25	4.25 to 9.00

The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

For stock options awarded after December 31, 2007, the expected volatility is based on the historical volatility levels on the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

The following table summarizes the changes of the Company’s stock options subject to vesting for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	50,000	$0.21
Options granted	200,000	0.79
Options vested	(50,000)	0.21
Options cancelled	—	—

Unvested, December 31, 2008	200,000	0.79
Options granted	—	—
Options vested	(50,000)	0.64
Options cancelled	—	—

Unvested, December 31, 2009	150,000	0.84
Options granted	600,000	0.90
Options vested	(150,000)	0.48
Options cancelled	—	—

Unvested, December 31, 2010	600,000	$0.99

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

As of December 31, 2010, there was $392,751 total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized as follows:

2011	$198,344
2012	134,085
2013	52,495
2014	7,827
Total	$392,751

The following table summarizes information about options granted during the year ended December 31, 2010:

Number of Options Granted During 2010	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
1,145,495	Equals	$0.98	$0.61 to $1.59	$0.62
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

1,145,495		$0.98	$0.61 to $1.59	$0.62

The following table summarizes information about options granted during the year ended December 31, 2009:

Number of Options Granted During 2009	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
35,086	Equals	$2.05	$1.60 to $2.74	$0.98
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

35,086		$2.05	$1.60 to $2.74	$0.98

The following table summarizes information about options granted during the year ended December 31, 2008:

Number of Options Granted During 2008	Exercise Price Equals, Exceeds or is Less than Mkt. Price of Stock on Grant Date	Weighted Average Exercise Price	Range of Exercise Price	Weighted Average Grant Date Fair Value
207,347	Equals	$1.49	$1.45 to $2.45	$0.80
—	Exceeds	$—	$ — to $ —	$—
—	Less Than	$—	$ — to $ —	$—

207,347		$1.49	$1.45 to $2.45	$0.80

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK OPTION PLAN AND WARRANTS (continued)

Stock warrants - On December 23, 2010, the Company adjusted the private placement warrants from the November 12, 2009 private placement offering as a result of the initial closing of the Purchase Agreement which is further described in Note 8. In accordance with the terms and conditions of the warrants the following amendments were made: (i) the exercise price was reduced from $1.85 per share to $1.82 per share, and (ii) the number of warrants was increased by a factor of 1.01648 resulting in an adjustment for 104,507 additional warrants.

The November 12, 2009 private placement offering warrants were further adjusted by private placements completed after December 31, 2010. The subsequent issuances and resulting warrant adjustments are discussed in Note 19.

During the year ended December 31, 2009, the Company granted stock warrants related to common stock issued through a private placement totaling 6,039,298 with a strike price of $1.85 per share. Stock warrants totaling 301,965 were issued to brokers of the private placement with a strike price of $1.85 per share. These warrants provide for an adjustment to the number of warrants and the strike price upon the subsequent issuance of common stock at a price less than the strike price. As a result of the private placement completed on December 23, 2010, the warrants were amended as described above and were subsequently further amended as described in Note 19.

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

Stock options/warrants - The following table summarizes information about options and warrants granted during the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	24,944,708	$1.26
Options/warrants granted	1,847,972	2.30
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	—	—
Options/warrants exercised	(4,190,000)	0.62

Balance, December 31, 2008	22,602,680	1.11
Options/warrants granted	6,376,349	1.85
Options/warrants expired	(57,246)	2.53
Options/warrants cancelled, forfeited	(57,500)	2.32
Options/warrants exercised	(800,000)	0.25

Balance, December 31, 2009	28,064,283	1.16
Options/warrants granted	1,250,021	1.05
Options/warrants expired	—	—
Options/warrants cancelled, forfeited	(300,000)	0.44
Options/warrants exercised	(1,200,000)	0.44

Balance, December 31, 2010	27,814,304	$1.18

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDER RIGHTS PLAN

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

Land Lease - Wastewater Effluent

Pursuant to our acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ (“Clarkdale”). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008

Income tax benefit at statutory rates	$(3,097,521)	$(2,569,623)	$(1,864,221)
Non-deductible and other	17,885	(99,015)	6,460
Change in valuation allowance	(71,598)	77,147	80,303

Income tax benefit	$(3,151,234)	$(2,591,491)	$(1,777,458)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009
Deferred income tax assets

Net operating loss carryforward	$10,185,401	$7,169,190
Option compensation	409,050	412,058
Reclamation bond	—	68,590
Property, plant & equipment	299,428	164,405

Gross deferred income tax asset	10,893,879	7,814,243
Valuation allowance	(409,050)	(480,648)

	10,484,829	7,333,595
Deferred income tax liabilities

Acquisition related liabilities	55,197,465	55,197,465

Net deferred income tax liability	$44,712,636	$47,863,870

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at December 31, 2010. For the year ended December 31, 2009, the valuation allowance also included the reclamation bond. The bond was returned to the Company in full in June 2010.

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

The Company had cumulative net operating losses of approximately $26,803,688 and $18,866,291 as of December 31, 2010 and December 31, 2009, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2030.

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

For the years ended December 31, 2010, 2009 and 2008, the state income tax benefit which is included in the total tax benefit was $429,113, $354,125 and $255,840, respectively.

The Company had cumulative net operating losses of approximately $16,144,965 and $10,148,277 as of December 31, 2010 and December 31, 2009, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2012 and 2015.

Tax Returns Subject to Examination

The Company and its subsidiaries file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2006. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada.  The lease agreement expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. Monthly rent was decreased from $4,255 to $2,980 in November 2010 due to less office space used.

Rental expense resulting from this operating lease agreement was $48,255, $54,300 and $58,800 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employment contracts - Martin B. Oring.  On October 1, 2010, the Company entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as its Chief Executive Officer and President.  The agreement is on an at will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees.

In addition, on October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of the Company’s common stock on the date of grant).  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to the Company of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services.  The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

The Company determined that the vesting condition related to the completion of equity financing was satisfied in December 2010 upon execution of the Seaside Agreement which is further described in Note 8. Therefore, all of the remaining expense related to this stock option grant was recognized in December 2010.

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

Ian R. McNeil.  Mr. McNeil, the Company’s former Chief Executive Officer and President, resigned from the Company on October 1, 2010. Under a Separation and Release Agreement, the Company made separation payments for a period of three months of $15,833 per month and paid for certain health benefits for Mr. McNeil for a period of three months. As of December 31, 2010, the Company has no further obligations under the Separation and Release Agreement.

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

b)
The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the “Advance Royalty”), and an additional royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project (the “Project Royalty”).  The Advance Royalty remains payable until the first to occur of: (i) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000 or (ii) February 15, 2017.  In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000; and,

c)	The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Advance Royalty shall continue for a period of ten years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall cease.

Clarkdale Slag Project royalty agreement - NMC - Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At December 31, 2010 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. Additionally, under the FDIC’s expanded coverage, all non-interest bearing transactional accounts are insured in full from December 31, 2010 through December 31, 2012. This expanded coverage is separate from and in addition to the normal insurance coverage.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2010, the Company had deposits in excess of FDIC insured limits in the amount of $5,016,491.

15.	CONCENTRATION OF ACTIVITY

For the year ended December 31, 2010, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to $962,848.

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

During the year ended December 31, 2010, 2009 and 2008, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. Ager is affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the year ended December 31, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $297,500 and $41,470, respectively. At December 31, 2010, the Company had an outstanding balance due to NMC of $20,880.

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

During the years ended December 31, 2010, 2009 and 2008, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $152,069, $139,011 and $83,213 for the years ended December 31, 2010, 2009 and 2008, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $62,348, $61,165 and $22,468 of the above CMOW fees and expenses for the years ended December 31 2010, 2009 and 2008, respectively. The Company had an outstanding balance due to CMOW of $30,437 and $26,785 as of December 31, 2010 and 2009, respectively.

17.	GAIN FROM DISCONTINUED OPERATIONS

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the UK.  These expenses were related to business operations which were discontinued in February 2005.  During the years ended December 31, 2010 and 2009, the Company updated its internal review of the status of the Phage Payables and recorded a gain of $120,688 and $270,457, respectively, from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gains were reporting as discontinued operations. There was no tax impact as the prior expenses occurred while the Company operated outside the United States, and the losses are not included in the Company’s net operating losses.

18.	UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2010
Expenses	$1,837,981	$2,131,505	$2,195,920	$2,137,244
Loss from operations	(1,837,981)	(2,131,505)	(2,195,920)	(2,137,244)
Net loss	(1,026,677)	(1,269,242)	(1,383,316)	(1,320,903)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Year Ended December 31, 2009
Expenses	$1,572,226	$1,729,975	$1,822,933	$1,876,053
Loss from operations	(1,572,226)	(1,729,975)	(1,822,933)	(1,876,053)
Net loss	(980,055)	(1,078,329)	(1,136,489)	(940,551)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS

1)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.6619 per share under the Purchase Agreement for gross proceeds of $661,900.

On January 18, 2011, the Company also adjusted the private placement warrants from the November 12, 2009 private placement offering as a result of the January 2011 closing of the Purchase Agreement. In accordance with the terms and conditions of the warrants the following amendments were made: (i) the exercise price was reduced from $1.82 per share to $1.81 per share, and (ii) the number of warrants was increased by a factor of 1.00552.

2)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980.

On February 15, 2011, the Company also adjusted the private placement warrants from the November 12, 2009 private placement offering as a result of the February 2011 closing of the Purchase Agreement. In accordance with the terms and conditions of the warrants the following amendments were made: (i) the exercise price was reduced from $1.81 per share to $1.80 per share, and (ii) the number of warrants was increased by a factor of 1.00556.

Following the closing of the February and January 2011 and the December 2010 stock issuances under the Purchase Agreement, the cumulative warrant adjustment totaled 176,145 additional warrants.

The Purchase Agreement with Seaside is discussed in Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

Brown Armstrong Accountancy Corporation, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Searchlight Minerals Corp.

We have audited Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Searchlight Minerals Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on Searchlight Mineral Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Searchlight Minerals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, including inception cumulative data prospectively from January 1, 2006, stockholders’ equity and cash flows for each of the years ended in the three year period ended December 31 2010 of Searchlight Minerals Corp., and our report dated March 4, 2011 expressed an unqualified opinion.

/s/ BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 4, 2011
Bakersfield, California

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term.  The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders in 2013, 2012 and 2011, respectively.  At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal.  Our board presently consist of six directors.  Two directors serve in each class of directors.  None of our directors or executive officers are related to one another.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders.  The board of directors held 46 meetings and adopted 4 unanimous written consents in lieu of meetings in 2010.  Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chief Executive Officer and President	65
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	36
J.C. McFarland	Director (Class II)	64
Robert D. McDougal	Director (Class III)	78
Michael W. Conboy	Director (Class I)	35
Jordan M. Estra	Director (Class I)	63
Melvin L. Williams	Chief Financial Officer	50

Martin B. Oring, Director, President and Chief Executive Officer.  Mr. Oring has been a member of our board of directors since October 6, 2008 and our President and Chief Executive Officer since October 1, 2010.  Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001.  Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations.  From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations.  From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions.  From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury).  Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies.  When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury).  Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company.  He also serves as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Denver, Colorado, which trades on the TSX Venture Exchange.  Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations.  He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology.  As a financial planner and an executive with experience in banking and finance, and as an Audit Committee financial expert, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our board of directors.  In addition, we believe that Mr. Oring’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

J.C. McFarland, Director.  Mr. McFarland has been a member of our board of directors since May 1, 2010.  Mr. McFarland has 30 years of experience in the oil and natural gas industry with McFarland Energy, Inc., a NASDAQ-listed company, where he was Chairman and Chief Executive Officer from 1986 until its sale in 1997.  Since 1997, he has been a consultant with McFarland Advisors, Inc.  He served on the boards of NYSE-listed Venoco, Inc. from 2004 through the present, NYSE-listed Huntway Refining from 1988 to 2001, and privately held Gotland Oil, Inc. from 2000 to 2001.  He was President of the California Independent Petroleum Association from 1996 to 1998.  Mr. McFarland earned a B.S. Degree in Business Administration (Finance and Accounting) from the University of California, Berkeley, along with graduate programs in management and finance at Harvard and Stanford Universities.  Mr. McFarland is a certified public accountant who has elected inactive license status, and is a “Financial Expert” in accordance with SEC and exchange listing Audit Committee requirements.  In determining Mr. McFarland's qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience and expertise in finance, accounting and management.  In addition, the Board believes that Mr. McFarland’s membership on the Company’s Board of Directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Michael W. Conboy, Director.  Mr. Conboy has been a member of our board of directors since October 26, 2010.  Since 2003, Mr. Conboy has worked at Luxor Capital Group, LP, an investment management firm based in New York, New York, and currently serves as its Director of Research.  Luxor Capital Group, LLC is one of the Company’s principal stockholders.  From 2000-2003, Mr. Conboy worked as a distressed investments analyst at ING in New York and London for ING’s internal proprietary desk, where he was actively involved in numerous restructurings.  Since 2010, he also has served as the Chairman of the Board of Directors of CML Metals Corp., which is focused on redeveloping the Comstock/Mountain Lion iron ore mine in southwestern Utah.  Mr. Conboy also serves as a director of Innovate Loan Servicing Corporation, a finance company focused on the subprime auto loan sector.  Mr. Conboy earned his B.S. in Business Administration from Georgetown University.  As an investment banker and an executive with experience in working with natural resource companies, we believe that Mr. Conboy contributes his leadership skills, knowledge, finance and industry background, and business experience to our Board of Directors.  In addition, we believe that Mr. Conboy’s membership on our Board of Directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have six members on our board of directors.  We believe that each of J.C. McFarland, Michael W. Conboy and Jordan M. Estra is independent under the criteria established by Section 803A of the NYSE Amex LLC (“AMEX”) Company Guide for director independence, but that none of the remaining three members are independent.  The AMEX criteria include various objective standards and a subjective test.  A member of the board of directors is not considered independent under the objective standards if, for example, he or she is employed by us.  Mr. Oring and Mr. Ager are not independent because they are our employees.  The subjective test requires that each independent director not have a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  We considered commercial, financial services, charitable, and other transactions and other relationships between us and each director and his or her family members and affiliated entities.

For Messrs. McFarland, Conboy and Estra, we believe that each did not have any transactions or other relationships which would have exceeded the AMEX objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

With respect to our other three directors, we believe that we have ongoing business relationships with these directors or their affiliates which would not satisfy the AMEX subjective standards regarding the exercise of independent judgment in carrying out the responsibilities of a director.

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project with Nanominerals, one of our principal stockholders, which is an affiliate of a member of our executive management and board of directors, Carl S. Ager.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland, Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  In addition, Martin B. Oring, our President and Chief Executive Officer and a member of our board of directors, serves as a consultant to Ireland Inc. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and all of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland, Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

Because we currently only have three independent directors, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit independent persons to our board of directors. We intend to evaluate the independence of each of our directors in connection with the preparation of the proxy statement for our next annual meeting of stockholders.

Although we only have three independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

Committee Interlocks and Insider Participation

Robert D. McDougal, a member of our board of directors, serves as the chief financial officer and a director of Ireland Inc., a publicly traded exploration stage company primarily focused on the acquisition and exploration of mining properties.  Nanominerals, one of our principal stockholders and an affiliate of Carl S. Ager, one of our executive directors and officers, is the principal stockholder of Ireland Inc.

Except as set forth above, no interlocking relationship exists between any member of our board of directors and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Committees of the Board Of Directors

Audit Committee.  We have an Audit Committee and an audit committee charter.  Our Audit Committee is presently comprised of Robert D. McDougal, Martin B. Oring, J.C. McFarland, Michael W. Conboy and Jordan M. Estra.  Mr. McDougal is the Chairman of the Audit Committee.  Each of Messrs. McFarland, Conboy and Estra is an independent director.  However, Messrs. Oring and McDougal are not independent directors.  We believe that each of Messrs. Estra, McFarland, McDougal and Oring qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).  On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy.  The purpose of the amendments to the audit committee charter is to expand on the role of the Audit Committee’s relationship with external auditors and the primary committee responsibilities.  The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large.  The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties.  A copy of our audit committee charter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2006.  Our Audit Committee is responsible for:

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

Our Compensation Committee is comprised of Robert D. McDougal, Martin B. Oring, J.C. McFarland, Michael W. Conboy and Jordan M. Estra.  Mr. McDougal is the Chairman of the Compensation Committee.  Each of Messrs. McFarland, Conboy and Estra is an independent director.  However, Messrs. Oring and McDougal are not independent directors.

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

Our Nominating and Governance Committee is comprised of Robert D. McDougal, Martin B. Oring, J.C. McFarland, Michael W. Conboy and Jordan M. Estra.  Mr. Estra is the Chairman of the Nominating and Governance Committee.  Each of Messrs. McFarland, Conboy and Estra is an independent director.  However, Messrs. Oring and McDougal are not independent directors.

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

Our Disclosure Committee is presently comprised of Carl S. Ager, Robert D. McDougal, Martin B. Oring, Michael W. Conboy and Jordan M. Estra.  Mr. McDougal is the Chairman of the Disclosure Committee.  Each of Messrs. Conboy and Estra is an independent director.  However, Messrs. Oring, Ager and McDougal are not independent directors.

Board Leadership Structure and Risk Oversight

Our board of directors has an integrated structure in which the roles of Chairman and Chief Executive Officer are combined.  The board has determined that only three of our non-management directors are independent.  Generally, our board structure provides that an independent lead director presides at the executive sessions of the non-management directors and at all board meetings at which the Chairman is not present, serves as liaison between the Chairman and the independent directors, frequently communicates with the Chief Executive Officer, calls meetings of the independent directors, obtains board member and management input and sets the agenda for the board with the Chief Executive Officer, approves meeting schedules to assure there is sufficient time for discussion of all agenda items, works with the Chief Executive Officer to ensure the board members receive the right information on a timely basis, stays current on major risks and focuses the board members on such risks, molds a cohesive board, works with the Audit Committee and Compensation Committee to evaluate board and committee performance, facilitates communications among directors, assists in recruiting and retention for new board members, ensures that committee structure and committee assignments are appropriate and effective, ensures outstanding governance processes, and leads discussions regarding Chief Executive Officer performance, personal development and compensation.  Our former lead independent director, Martin B. Oring, became our President and Chief Executive Officer in October 2010, and therefore, no longer is an independent director.  We currently do not have a lead independent director.

The board has had several years of successful experience with a leadership structure in which the roles of Chairman and Chief Executive Officer are combined, and has determined that this structure, together with a very active and involved independent lead director or group of independent directors, is most appropriate and effective for us.  The board believes that this structure promotes greater efficiency, within the context of an active and independent board, through more direct communication of critical information from management to the board and from the board to management.  In addition, the Chief Executive Officer’s extensive knowledge of our business uniquely qualifies him, in close consultation with our independent directors, to lead the board in assessing risks and focusing on the issues that are most material to us.

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

We will mail without charge, upon written request, a copy of our Code of Ethics.  Requests should be sent to: Searchlight Minerals Corp., 2441 W. Horizon Ridge Pkwy., Suite 120, Henderson, Nevada, 89052, Attn. Corporate Secretary.

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

On September 29, 2010, each of Carl S. Ager and Robert D. McDougal, who are our directors, and Ian R. McNeil, who is a former director and our former Chief Executive Officer, entered into Rule 10b5-1 trading plans.  The trading plans are agreements between each of Mr. Ager, Mr. McDougal and Mr. McNeil and their respective brokers to sell the following number of shares of our common stock: (i) Carl S. Ager (251,969 shares); (ii) Robert D. McDougal (500,000 shares); and (iii) Ian R. McNeil (500,000 shares).  Each of these persons informed us that he would be selling shares of our common stock under his plan and he intended to use the proceeds from sales of his shares to pay the exercise price of $0.44 per share and the taxes on all of his stock options which expired on November 21, 2010, and further that he intended only to sell that number of shares which will be sufficient to generate the amount of proceeds necessary to pay the exercise price and the taxes on the stock options, and to stop selling under the plan after he has received such amount of proceeds from the sales.  Shares were intended to be sold under the plans on the open market at prevailing market prices and subject to minimum price thresholds specified in the plans.  Each of these trading plans has terminated and these persons sold the maximum announced number of shares pursuant to their respective trading plans other than Mr. McDougal, who sold 200,000 shares under his trading plan.

On November 25, 2009, and as modified on August 20, 2010, one of our former directors, Harry B. Crockett, entered into a Rule 10b5-1 trading plan to sell up to 1,000,000 of his shares of our common stock.  Mr. Crockett passed away on September 29, 2010.  As of March 2, 2011, all of these shares were sold pursuant to the trading plan.  Mr. Crockett had informed us that this plan was part of his individual long-term strategy for asset diversification, tax and estate planning.

Each of these Rule 10b5-1 plans were set up in accordance with Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2010, with the exception of the following:

•	Harry B. Crockett, one of our former directors, was delinquent in the reporting of three transactions in 2010 on Form 4 which were reported on a delinquent basis on two reports,

•
Martin B. Oring, one of our directors and our President and Chief Executive Officer, was delinquent in the reporting of one transaction in 2010 on Form 4 which was reported on a delinquent basis on one report,

•	Jordan M. Estra, one of our directors, was delinquent in the reporting of one transaction in 2010 on Form 4 which was reported on a delinquent basis on one report,

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of nine transactions in 2010 on Form 4 which were reported on a delinquent basis on four reports, and

•
Carl S. Ager, one of our directors and our Secretary and Vice President, was delinquent in the reporting of three transactions in 2010 on Form 4 which were reported on a delinquent basis on two reports.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Process Overview.  The Compensation Committee of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of our executive officers.  The Compensation Committee is comprised of three non-employee directors.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of Martin B. Oring, our President and Chief Executive Officer, and Melvin L. Williams, our Chief Financial Officer.  Compensation Committee meetings are regularly attended by one or more of our officers.  However, they do not attend the portion of meetings during which their own performance or compensation is being discussed.  Mr. Williams and Mr. Ager support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data.  In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.

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

2010 Executive Officer Compensation Components.  For the year ended December 31, 2010, the principal component of compensation for our executive officers was a base salary.

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

The Compensation Committee considered the lack of formal training of Mr. McNeil, our former President and Chief Executive Officer, and Mr. Ager in the specific technicalities of mineral exploration, but determined that their general business management experience merited their compensation levels, and that we could engage technical mineral exploration specialists, as necessary and appropriate.  Mr. Williams’ increase reflected a change in his contract, increasing his time commitment to us from a range of 300-600 hours per year to 600-800 hours per year.  The Compensation Committee did not have a specific formula to determine the amount of the executive compensation.

The 2008 and 2009 salaries for our executive officers were not increased by mutual agreement between the board and the individual executives.  Continuing into 2010, the Compensation Committee decided to postpone most compensation adjustments for our executive officers due to the status of the development of our mineral properties and our focus of cash resources into those projects.  In September 2010, the executive officers and directors voluntarily agreed to reduce cash compensation by 25% beginning on October 1, 2010 and continuing for an undetermined amount of time.

The following charts reflect changes in the base salaries of our executive officers from 2008 to 2010:

Name	Principal Position	2009 Salary	2010 Salary	Base Salary % Change
Martin B. Oring	President and Chief Executive Officer	Not applicable	$150,000	Not applicable

Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	$190,000	0%

Melvin L. Williams	Chief Financial Officer	$130,000	$121,875	(6.25)%

Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$150,000	(6.25)%

Name	Principal Position	2008 Salary	2009 Salary	Base Salary % Change
Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	$190,000	0%

Melvin L. Williams	Chief Financial Officer	$130,000	$130,000	0%

Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$160,000	0%

Bonuses.  Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee.  For the year ended December 31, 2010, bonuses for executive officers were not authorized per their request.

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

Further, our 2007 Stock Option Plan (the “2007 Plan”) provides that options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants.

For the year ended December 31, 2010, we granted Martin B. Oring, our Chief Executive Officer and President since October 1, 2010, options to purchase up to 300,000 shares of our common stock with an exercise price of $0.91 per share (based on the closing price of our common stock on the date of grant).  We granted these options to Mr. Oring in connection with his employment agreement, which was entered into on October 1, 2010.  Except for Mr. Oring, equity awards for executive officers were not granted by mutual agreement between the board and the individual executives.

Stock Ownership Guidelines.  We currently do not require our directors or executive officers to own a particular amount of our common stock.  The Compensation Committee is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

Other Benefits

Health and Welfare Benefits. Our executive officers receive the same health and welfare benefits offered to other employees, including medical, and holiday pay.  However, our Chief Executive Officer and President, Martin B. Oring, has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for our executives or employees.

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

Martin B. Oring.  On October 1, 2010, we entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as our Chief Executive Officer and President.  The agreement is on an at will basis and we may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  We have agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for our executives or employees.

In addition, on October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of our common stock on the date of grant).  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to us of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services with us. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.  We determined that the vesting condition related to equity financing was met on December 22, 2010 upon execution of the Common Stock Purchase Agreement with Seaside 88, LP.

Carl S. Ager.  We entered into an employment agreement with Carl S. Ager, our Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we agreed to pay Mr. Ager an annual salary of $160,000.  In September 2010, we agreed to reduce Mr. Ager’s annual base compensation to $120,000.  On December 30, 2005, Mr. Ager received a one time bonus of $26,666 on execution of the agreement.  In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by our board.  The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams.  We entered into an employment agreement with Melvin L. Williams, our Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  In September 2010, we agreed to reduce Mr. Williams’ annual base compensation to $97,500.  On June 14, 2006, we issued 50,000 restricted shares of our common stock, as a one-time bonus, and granted options to purchase 100,000 shares of our common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011.  The options have vested in full.  The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006.  In the event the employment agreement is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

Ian R. McNeil.  We entered into an employment agreement with Ian R. McNeil, our President and Chief Executive Officer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, we had agreed to pay Mr. McNeil an annual salary of $190,000.  By letter dated as of October 1, 2010, Mr. McNeil resigned as a director as our Chairman of the Board, Chief Executive Officer and President.  On October 1, 2010, Mr. McNeil entered into a Separation and Release Agreement in connection with his resignation from the Board of Directors and as an executive officer of the Company.  Under the terms of the Separation and Release Agreement: (i) we agreed to pay Mr. McNeil a separation payment of $15,833 per month, less applicable taxes, in semi-monthly payments for a period of 90 days from October 1, 2010; (ii) we agreed to pay for certain health benefits of Mr. McNeil during the 90 day period; and (iii) all of the options held by Mr. McNeil will expire at their current expiration dates.  Mr. McNeil gave a general release to us, subject to certain exceptions for claims that cannot be waived or released by law and for any claim by Mr. McNeil for indemnification, as provided by applicable provisions of Nevada law.

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

Compensation Committee Report.  The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2010.  This report is provided by the following directors, who comprise the committee:

Robert D. McDougal (Chairman)
Martin B. Oring
Jordan M. Estra
J.C. McFarland
Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the three years ended December 31, 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.  These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Martin B. Oring,	2010	37,500	-	-	187,063	-	-	-	224,563
Director, President and	2009	-	-	-	-	-	-	-	-
CEO (2)	2008	-	-	-	-	-	-	-	-
Ian R. McNeil,	2010	142,500	-	-	-	-	-	47,500	190,000
Former Director,	2009	190,000	-	-	-	-	-	-	190,000
President and	2008	190,000	-	-	-	-	-	-	190,000
CEO (3)
Carl S. Ager,	2010	150,000	-	-	-	-	-	-	150,000
Director, Vice	2009	160,000	-	-	-	-	-	-	160,000
President	2008	160,000	-	-	-	-	-	-	160,000
and
Secretary (4)
Melvin L. Williams,	2010	121,875	-	-	-	-	-	62,345	184,220
Chief Financial	2009	130,000	-	-	-	-	-	61,165	191,165
Officer (5)	2008	130,000	-	-	-	-	-	22,468	152,468

(1)
Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2010, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 for our valuation assumptions for this expense.

(2)
Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring is also paid a director fee of $10,000 per month.

(3)
Mr. McNeil was appointed as our President and Chief Executive Officer on October 7, 2005. Mr. McNeil resigned as our President and Chief Executive Officer on October 1, 2010. On October 1, 2010, Mr. McNeil entered into a Separation and Release Agreement in connection with his resignation from the Board of Directors and as an executive officer. Under the terms of the Separation and Release Agreement: (i) we agreed to pay Mr. McNeil a separation payment of $15,833 per month, less applicable taxes, in semi-monthly payments for a period of 90 days from October 1, 2010; and (ii) we agreed to pay for certain health benefits of Mr. McNeil during the 90 day period.

(4)
Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until August 31, 2010. On September 30, 2010, we agreed to reduce Mr. Ager’s annual base compensation to $120,000.

(5)
Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. On September 30, 2010, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Other compensation includes direct benefit to Mr. Williams of $22,468, $61,165 and $62,345 from fees incurred in 2008, 2009 and 2010, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2010:

		Option Awards
Name and Position	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)

Martin B.	100,000	-	-	$0.91	10/01/15	-
Oring(1)	100,000	-	-	$0.91	12/22/15	-
Director,	-	100,000	-	$0.91	10/01/20	-
President	18,462	-	-	$0.975	09/30/15	-
and CEO	25,714	-	-	$0.70	06/30/15	-
	15,000	-	-	$1.20	03/31/15	-
	11,250	-	-	$1.60	12/31/14	-
	9,890	-	-	$1.82	09/30/14	-
	7,377	-	-	$2.44	06/30/14	-
	6,569	-	-	$2.74	03/31/14	-
	7,347	-	-	$2.45	12/31/13	-
	50,000	-	-	$1.45	10/06/17	-
	50,000	-	-	$1.45	10/06/16	-
	50,000	-	-	$1.45	10/06/15	-
	50,000	-	-	$1.45	10/06/14	-

Ian R. McNeil	60,000	-	-	$1.70	4/7/11	-
Former Director,	250,000	-	-	$2.40	6/6/11	-
President and CEO	24,800	-	-	$4.04	2/16/12	-
		-	-
Carl S. Ager	60,000	-	-	$1.70	4/7/11	-
Director, Vice	250,000	-	-	$2.40	6/6/11	-
President,	24,800	-	-	$4.04	2/16/12	-
Treasurer and
Secretary

Melvin L. Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial	18,600	-	-	$4.04	2/16/12	-
Officer

(1)
On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of our common stock on the date of grant).  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to us of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services with us.  The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.  We determined that the vesting condition related to equity financing was met on December 22, 2010 upon execution of the Common Stock Purchase Agreement with Seaside 88, LP.

Grants of Plan Based Awards

The following table sets forth information regarding awards for the year ended December 31, 2010 under our compensation plans to each of the Named Executive Officers:

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($) (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)		All Other Stock Awards: Number of Shares of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
			Restricted Shares (3)	Stock Options(4)
Martin B. Oring	10/1/2010	-	-	-	-	300,000	0.91	187,063

(1)	There was no payout under any compensation plan relating to 2010 that constitutes non-equity incentive plan awards under SEC rules. Therefore, no potential payout amounts are listed.
(2)	The only plan-based awards granted to executive officers in 2010 were stock options. No performance shares were awarded in 2010.
(3)	There were no restricted shares awarded to executive officers in 2010.
(4)
On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement.  Of the 300,000 options, 100,000 options vested on execution of the agreement.  The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to us of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months.  In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control.  The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services with us.  The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.  We determined that the vesting condition related to equity financing was met on December 22, 2010 upon execution of the Common Stock Purchase Agreement with Seaside 88, LP.

(5)	The amount reported in this column is the per share exercise price of the options, which represents the closing price for our common stock on the date of grant.
(6)
Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2010, rather than amounts realized by the named individuals.  See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 for our valuation assumptions for this expense.

Option Exercises and Stock Vested

The following table shows the number of shares acquired by each of the Named Executive Officers during the year ended December 31, 2010 through stock option exercises.  The table also presents the value realized upon such exercises, as calculated, in the case of stock options, based on the difference between the market price of our common stock at exercise and the option exercise price.

	Option Awards
	Number of Shares
	Acquired on	Value Realized on
	Exercise	Exercise
Name	(#)	($)

Ian R. McNeil	500,000	$94,938
Carl S. Ager	500,000	$110,000

Potential Payments upon Termination of Employment or a Change of Control

We have entered into change in control agreements with Martin B. Oring, our President and Chief Executive Officer, Carl S. Ager, our Vice President, Secretary and Treasurer, and Melvin L. Williams, our Chief Financial Officer, in connection with their respective employment agreements.  The agreement with Mr. Oring provides for the vesting of any unvested options granted in connection with his employment agreement in the event of a significant corporate transaction generally resulting in a sale or change of control.  The agreements for Mr. Ager and Mr. Williams provide for payments to be made to each named executive officer upon termination of employment.

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

The severance amounts are payable in cash, in a lump sum.  As of December 31, 2010, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2010.

From January 1, 2008 until September 30, 2010, we agreed to pay non-employee directors compensation of $3,000 per month in cash.  As of October 1, 2010, the directors agreed to reduce their base cash compensation by 25% to $2,250 per month, until further agreement between us and the directors. In addition, directors have a choice between receiving $9,000 value of our common stock per quarter, where the appropriate number of shares to equal $9,000 is determined by the closing price of our stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of our stock on the last trading day of each quarter.

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

In addition, on October 6, 2010, we instituted a form of indemnification agreement between the directors and us, whereby directors may be indemnified by us against claims brought against them out of their services to us.  All of our current directors have entered into such an indemnification agreement.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Martin B. Oring (4)	$57,000	-	$19,517	-	-	$76,517
Robert D. McDougal (5)	33,750	$18,000	$85,020	-	-	$136,770
Harry B. Crockett (6)	$24,000	$27,000	-	-	-	$51,000
J.C. McFarland (7)	$21,750	-	$187,739	-	-	$209,489
Jordan M. Estra (8)	$27,750	-	$255,276	-	-	$283,026
Michael W. Conboy (9)	-	-	-	-	-	-

(1)
The following stock awards were made to the directors in the table in 2010: (i) 7,500 shares for Harry B. Crocket and Robert D. McDougal at $1.20 per share (March 31, 2010), (ii) 12,857 shares for Harry B. Crocket and Robert D. McDougal at $0.70 per share (June 30, 2010), and (iii) 9,231 shares for Harry B. Crocket at $0.975 per share (September 30, 2010).

(2)
Amounts listed in this column represent the compensation expense of stock option awards recognized by us under Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718) for the year ended December 31, 2010, rather than the amounts realized by the named individuals.  See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 for our valuation assumptions for this expense.

(3)
The following stock option awards were made to the directors in the table in 2010, as computed in accordance with ASC 718: (i) 200,000 stock options for Jordan M. Estra with an exercise price of  $1.59 and grant date fair values of $0.56 - $1.49 per share (March 1, 2010) (ii) 15,000 stock options for Martin B. Oring and 5,000 stock options for Jordan M. Estra, with an exercise price of $1.20 per share and a grant date value of $0.43 per share (March 31, 2010), (iii) 200,000 stock options for J.C. McFarland with an exercise price of $1.06 per share and a grant date values of $0.38 - $1.28 (May 3, 2010) (iv) 25,714 stock options for Martin B. Oring and Jordan M. Estra, and 17,143 stock options for J.C. McFarland, with an exercise price of $0.70 per share and a grant date value of $0.25  per share (June 30, 2010), (v) 18,462 stock options to Jordan M. Estra, Martin B. Oring, J.C. McFarland and Robert D. McDougal with an exercise price of $0.975 per share and a grant date value of $0.36 per share (September 30, 2010), (vi) 200,000 stock options for Robert D. McDougal with an exercise price of $0.61 per share and a grant date value of $0.36 per share (November 4, 2010), and (vii) 27,692 stock options for Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $0.65 per share and a grant date value of $0.23 per share (December 31, 2010).

(4)
Mr. Oring held 601,609 stock options, which included 100,000 unvested stock options, at December 31, 2010.  We granted 359,176 stock options and no stock awards to Mr. Oring in 2010.  Mr. Oring’s director stock based compensation discontinued on October 1, 2010 after he was appointed as our President and Chief Executive Officer.

(5)	Mr. McDougal held 296,154 stock options and no unvested shares as stock awards, at December 31, 2010. We granted 296,154 stock options and 20,357 shares as stock awards to Mr. McDougal in 2010.

(6)
Mr. Crockett held no stock options and no unvested shares as stock awards, at December 31, 2010.  We granted no stock options and 29,588 shares as stock awards to Mr. Crockett in 2010.  Mr. Crockett passed away on September 29, 2010.

(7)
Mr. McFarland held 263,297 stock options, which included 200,000 unvested stock awards, at December 31, 2010.  We granted 263,297 stock options and no shares as stock awards to Mr. McFarland in 2010.  Mr. McFarland joined our board of directors on May 1, 2010.

(8)
Mr. Estra held 276,868 stock options, which included 200,000 unvested stock awards, at December 31, 2010.  We granted 276,868 stock options and no shares as stock awards to Mr. Estra in 2010.  Mr. Estra joined our board of directors on March 1, 2010.

(9)
Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2010.  We granted no stock options and no shares as stock awards to Mr. Conboy in 2010.  Mr. Conboy joined our board of directors on October 26, 2010.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 2, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
	Carl S. Ager	17,440,355	(2)(9)	13.89%
	Melvin L. Williams	184,600	(3)	*
	Robert D. McDougal	586,984	(4)	*
	Martin B. Oring	1,224,109	(5)	*
	Jordan M. Estra	280,868	(6)	*
	J.C. McFarland	303,297	(7)	*
	Michael W. Conboy	0	(8)	*
	All officers and directors as a group (7 persons)	20,020,213		15.74%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,605,555	(9)	13.26%
	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,650,745	(9)(10)	14.10%
	Luxor Capital Group, LP 767 Fifth Avenue, 19th Floor New York, New York 10153	18,298,781	(11)	13.95%
	Marcia Crockett	6,678,195	(12)	5.34%

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name.  Percentage of ownership is based on 125,018,318 shares of common stock outstanding as of March 2, 2011.

(2)
Consists of 500,000 shares of common stock and options to acquire an additional 334,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors.  In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 205,555 shares of common stock.  However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals.  For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 205,555 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals.  However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals.  See footnote (9) below.

(3)	Consists of 66,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.

(4)
Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 296,154 shares of our common stock.

(5)
Consists of 255,000 shares held directly by Martin B. Oring, 305,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 664,109 shares of common stock held by Mr. Oring and his affiliated entities.

(6)
Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 276,868 shares of our common stock held by Mr. Estra and his affiliated entities.

(7)	Consists of 40,000 shares held by Mr. McFarland, and options to acquire an additional 263,297 shares of our common stock held by Mr. McFarland.

(8)
Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research.  However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP.  See footnote (11) below.

(9)
Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 205,555 shares of common stock.  Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals.  Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals.  Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 205,555 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)
These shares include the 16,400,000 shares and warrants to purchase up to 205,555 shares of common stock owned by Nanominerals.  Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals.  Dr. Ager is the sole director and officer of Nanominerals.  Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 205,555 warrants owned by Nanominerals. See footnote (9) above.  In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock.  Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)
Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”).  The Luxor Reporting Entities beneficially own an aggregate of 12,076,561 shares of common stock and warrants to purchase up to an additional 6,111,110 shares of common stock.  Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group.  Christian Leone is the managing member of Luxor Management.  Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd.  LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities.  Mr. Leone is the managing member of LCG Holdings.  Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 18,298,781 shares beneficially owned by the Luxor Reporting Entities.

(12)
Consists of 6,608,882 shares held by Marcia Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 69,313 shares held directly by the estate of Mr. Crockett.  Mr. Crockett formerly served as one of our directors.  He passed away on September 29, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of one member of our executive management and board of directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals.  In addition, our President and Chief Executive Officer and a member of our board of directors, serves as a consultant to Ireland Inc. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Although we only have three independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest.  There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

The following is a description of related party transactions in the three most recent fiscal years ended December 31, 2010.

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

Prior to our corporate restructuring in 2005, we had several accounts payable dating back to 2003 and prior. All of these payables were incurred in the United Kingdom.  These expenses were related to business operations which were discontinued in February 2005.  In 2009, we updated our internal review of the status of the payables and recorded a $270,457 gain resulting from relief of liabilities that were cleared based on expiration of United Kingdom statutes of limitations.  In the first quarter of 2010, we again updated our internal review of the status of the payables and recorded a $120,688 gain resulting from the relief of the liabilities.  None of these payables remain outstanding.  The gains were reflected as gains from discontinued operations.

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

Under the option agreement with the Searchlight Claim owners, we had agreed to issue an aggregate of 5,600,000 shares of our common stock in four equal installments of 1,400,000 shares over a three year period to the claim owners, after which all of the claim owner’s rights and interests in the Searchlight Claims would be assigned to us.  We issued the initial 4,200,000 shares of the 5,600,000 shares in three installments of 1,400,000 shares on July 7, 2005, July 27, 2006 and June 29, 2007.  During the second quarter of 2008, the Searchlight Claim owners transferred title to the Searchlight Claims to us in consideration of our agreement to issue to the claim owners the balance of the 1,400,000 shares of common stock by June 30, 2008.  We issued the 1,400,000 shares to the remaining Searchlight Claim owners in June 2008, and now have issued all 5,600,000 of the shares of our common stock required to be issued to the Searchlight Claim owners.  We valued the shares issued to obtain the Searchlight Claims at their market price at the date of the issue.  In connection with this transaction, K. Ian Matheson, a former officer, director and principal stockholder, and his wife, Debra Matheson, and his affiliated companies (including Pass Minerals Inc., Gold Crown Minerals Inc. and Kiminco Inc.), have received 1,050,000 shares of common stock.  Mr. Matheson may be considered a promoter of the Company by virtue of his positions in the Company and with certain of the Searchlight Claim owners.  Also, in connection with the acquisition of the Searchlight Claims in February 2005, Geotech Mining Inc. and Geosearch Mining Inc., which are affiliates of Dr. Charles A. Ager and his wife, Carol Ager, who were Searchlight Claim owners, have each received 140,000 shares of common stock with respect to the transfer of title to their interests in the Searchlight Claims under the option agreements for the Searchlight Gold Project.  Dr. Ager and his affiliate, Nanominerals, were also our affiliates at the time of the final three stock issuances in connection with the option agreement to acquire the Searchlight Claims.  Mr. Matheson was one of our officers and/or directors at the time of the initial two stock issuances in connection with the option agreement to acquire the Searchlight Claims, and was one of our principal stockholders at the time of all such issuances.

Transactions with Nanominerals Corp. and Affiliates

General.  Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration.  Nanominerals does not have any employees and relies on third party consultants for the provision of services.  Nanominerals is one of our principal stockholders.  Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals.  One of our executive officers and directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals.  Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals.  Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations.  Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers.  Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 205,555 common stock purchase warrants owned by Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager.  Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals.  Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

In addition, we appointed Ian R. McNeil, Carl S. Ager and Robert D. McDougal, as nominees of Nanominerals, to serve on our board of directors, thereby constituting a majority of the board members.  Mr. McNeil resigned from our board of directors on October 1, 2010.

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

Consulting Arrangement with Nanominerals.  Nanominerals provides us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants.  We believe that Nanominerals’ knowledge and understanding of the science and technology in our business, along with its understanding of how to implement our business plan in a practical manner, has made Nanominerals an important part of our technical team.  Dr. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals.  Nanominerals also engages the services of outside technical consultants to perform the services for us, depending on the specific goal of a particular project.  Some of our consultants have worked directly with Nanominerals in an ongoing manner and performed day-to-day work and tests.  The consulting services provided by Nanominerals are highly specialized and unique to the mineral exploration industry, and there is a limited number of experts that can perform these types of services.  We currently do not rely solely on Nanominerals to provide us with technical expertise to guide the project technically.  However, Nanominerals continues to be an important consultant to assist us with our technical challenges.

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

•
Flow Sheet Development:  Nanominerals, in conjunction with our technical team and consultants, helps to developed a flow sheet for the Clarkdale Project to attempt to determine methods to process the slag material on a large scale, and continues to assist us in determining the most effective methods used in the process of extracting metals from the slag material.

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

Given the time commitment that we required and the general market rate for qualified consultants of approximately $500 per hour, anticipated monthly fees for the services that Nanominerals was to perform were estimated to be a minimum of $50,000.  Given these criteria, we believe that engaging Nanominerals to perform these services at the $30,000 monthly rate, plus expense reimbursement, has provided an advantage to us over other technical consultants.  Until August 31, 2010, we paid Nanominerals a $30,000 per month fee, together with expense reimbursement and some expenses, to cover their services.  The monthly fee was reduced to $17,500 on September 1, 2010, and was further reduced to $15,000 on October 1, 2010.

During the years ended December 31, 2008, 2009 and 2010, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project.  In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities.  For the year ended December 31, 2008, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $104,269, respectively.  For the year ended December 31, 2009, we incurred total fees and reimbursement of expenses to Nanominerals of $360,000 and $116,145, respectively.  For the year ended December 31, 2010, we incurred total fees and reimbursement of expenses to Nanominerals of $297,500 and $41,470, respectively.  At December 31, 2010, we had an outstanding balance due to Nanominerals of $20,880.

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

Transactions with Verde River Iron Company and Harry B. Crockett

Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company. VRIC is an affiliate of one of our principal stockholders, Marcia Crockett, who is the widow of one of our former board members, Harry B. Crockett.  As a result of the merger, we own title to the approximately 200 acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona.  In accordance with the terms of these agreements, we: (i) paid $10,100,000 in cash to VRIC, and (ii) issued 16,825,000 shares of our common stock to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designates of VRIC under the agreements, who are not our affiliates.  The $10,100,000 cash payment to VRIC consisted of (i) $9,900,000 in connection with the acquisition of Transylvania and (ii) $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

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

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance
2/15/07 Discounted Acquisition Liability				$2,501,187

Quarter Ended 3/31/07	$60,000	$17,942	$42,058	2,459,129
Quarter Ended 6/30/07	90,000	48,910	41,090	2,418,039
Quarter Ended 9/30/07	90,000	48,082	41,918	2,376,121
Quarter Ended 12/31/07	90,000	47,239	42,761	2,333,360

2007 Totals	330,000	162,173	167,827	2,333,360

Quarter Ended 3/31/08	90,000	46,378	43,622	2,289,738
Quarter Ended 6/30/08	90,000	45,499	44,501	2,245,237
Quarter Ended 9/30/08	90,000	44,603	45,397	2,199,840
Quarter Ended 12/31/08	90,000	43,690	46,310	2,153,530

2008 Totals	360,000	180,170	179,830	2,153,530

Quarter Ended 3/31/09	90,000	42,757	47,243	2,106,287
Quarter Ended 6/30/09	90,000	41,806	48,194	2,058,093
Quarter Ended 9/30/09	90,000	40,835	49,165	2,008,928
Quarter Ended 12/31/09	90,000	39,845	50,155	1,958,774

2009 Totals	$360,000	$165,244	$194,756	$1,958,774

Quarter Ended 3/31/10	90,000	38,836	51,164	1,907,610
Quarter Ended 6/30/10	90,000	37,806	52,194	1,855,416
Quarter Ended 9/30/10	90,000	36,754	53,246	1,802,170
Quarter Ended 12/31/10	90,000	35,683	54,317	1,747,853

2010 Totals	$360,000	$149,079	$210,921	$1,747,853

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2010, 2009 and 2008, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit Milligan of $152,069, $139,011 and $83,213 for the years ended December 31, 2010, 2009 and 2008, respectively.  We also reimbursed expenses to Cupit Milligan of $120 for the year ended December 31, 2008.  At December 31, 2010, we had an outstanding balance due to the firm of $30,437.  These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $62,348, $61,165 and $22,468 for the years ended December 31, 2010, 2009 and 2008, respectively.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties.  We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

We currently only have three independent directors and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and certain of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  We intend to make good faith efforts to recruit additional independent persons to our board of directors.  We intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Accountancy Corporation, our independent auditors for the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$71,456	$122,210
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$71,456	$122,210

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$-	-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	813	-
Total	$813	$-

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

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (4)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (5)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (5)
10.3	2007 Stock Option Plan (6)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (7)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (8)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (9)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (10)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (11)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (12)
10.10	Notice of Exercise Option (13)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (14)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (15)
10.13	Special Warranty Deed dated February 15, 2007 (15)
10.14	Bill of Sale dated February 15, 2007 (15)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (15)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (16)

10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (17), (18)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (17)
10.20	Separation and Release Agreement with Ian R. McNeil, dated October 1, 2010 (17)
10.21	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (19)
10.22	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (20)
10.23	Common Stock Purchase Agreement by and between Searchlight Minerals Corp. and Seaside 88, LP, dated December 22, 2010 (21)
14.1	Code of Ethics (22)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Brown Armstrong Accountancy Corporation
23.2	Consent of Kyle L. Tingle, CPA, LLC
23.3	Consent of Scott W. Lindsay
23.4	Consent of Arrakis, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (22)
99.2	Disclosure Committee Charter (23)
99.3	Related Party Transactions Policy (24)
99.4	Compensation Committee Charter (25)
99.5	Nominating and Corporate Governance Charter (25)
99.6	Corporate Governance Guidelines (25)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)
Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.

(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(6)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(14)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(19)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2010.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(23)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(24)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(25)	Previously filed as an exhibit to Form 10-K/A filed April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2011	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and Director	March 4, 2011
Martin B. Oring	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	March 4, 2011
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 4, 2011
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	March 4, 2011
Michael W. Conboy

/s/ ROBERT D. MCDOUGAL	Director	March 4, 2011
Robert D. McDougal

/s/ J.C. MCFARLAND	Director	March 4, 2011
J.C. McFarland

/s/ JORDAN M. ESTRA	Director	March 4, 2011
Jordan M. Estra