Form 10-Q
period 2011-03-31
Searchlight Minerals Corp.
filed 2011-05-13
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Yes      ☐                No   ☒

As of May 13, 2011, the registrant had 127,018,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$6,954,346	$6,996,027
Prepaid expenses	156,242	75,043
Assets held for sale	375,000	-

Total current assets	7,485,588	7,071,070

Property and equipment, net	12,690,732	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,635,950	160,845,526

Total assets	$167,121,538	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$51,213	$254,094
Accounts payable - related party	58,356	51,317
VRIC payable, current portion - related party	233,026	228,427
Capital lease payable, current portion	8,720	15,175

Total current liabilities	351,315	549,013

Long-term liabilities
VRIC payable, net of current portion - related party	1,459,417	1,519,426
Deferred tax liability	43,891,705	44,712,636

Total long-term liabilities	45,351,122	46,232,062

Total liabilities	45,702,437	46,781,075

Commitments and contingencies - Note 15	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 126,018,318 and 123,018,318 shares, respectively, issued and outstanding	126,018	123,018
Additional paid-in capital	145,221,693	143,504,547
Accumulated deficit during exploration stage	(23,928,610)	(22,492,044)

Total stockholders' equity	121,419,101	121,135,521

Total liabilities and stockholders' equity	$167,121,538	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	597,910	716,876	11,026,844
Mineral exploration and evaluation expenses - related party	50,058	117,857	2,080,173
Administrative - Clarkdale site	110,177	99,515	3,271,171
General and administrative	589,755	645,114	12,361,904
General and administrative - related party	43,356	37,119	450,190
Depreciation	348,382	221,500	2,103,740

Total operating expenses	1,739,638	1,837,981	31,294,022

Loss from operations	(1,739,638)	(1,837,981)	(31,294,022)

Other income (expense)
Rental revenue	6,135	6,480	130,605
Gain (loss) on equipment disposition	71	-	(49,070)
Impairment loss on assets held for sale	(526,824)	-	(526,824)
Interest expense	(1,140)	(1,048)	(13,995)
Interest and dividend income	3,899	308	633,128

Total other income (expense)	(517,859)	5,740	173,844

Loss before income taxes and discontinued operations	(2,257,497)	(1,832,241)	(31,120,178)

Income tax benefit	820,931	684,876	10,943,591

Loss from continuing operations	(1,436,566)	(1,147,365)	(20,176,587)

Discontinued operations:
Gain (loss) from discontinued operations	-	120,688	(3,752,023)

Net loss	$(1,436,566)	$(1,026,677)	$(23,928,610)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Gain (loss) from discontinued operations	-	-

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	124,484,985	118,768,373

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	$123,656,737

Amortization of stock options issued to directors over vesting period	-	-	19,560	-	19,560

Issuance of common stock for directors' compensation	15,000	15	17,985	-	18,000

Issuance of stock options for directors' compensation	-	-	8,558	-	8,558

Net loss, March 31, 2010	-	-	-	(1,026,677)	(1,026,677)

Balance, March 31, 2010	118,783,373	$118,783	$141,075,978	$(18,518,583)	$122,676,178

Balance, December 31, 2010	123,018,318	$123,018	$143,504,547	$(22,492,044)	121,135,521

Issuance of common stock for cash under Common Stock Purchase Agreement net of $7,500 issuance costs	3,000,000	3,000	1,620,310	-	1,623,310

Amortization of stock options issued to directors over the vesting periods	-	-	57,161	-	57,161

Amortization of purchase warrants issued to a consultant over the vesting period	-	-	17,637	-	17,637

Issuance of stock options for directors' compensation	-	-	22,038	-	22,038

Net loss, March 31, 2011	-	-	-	(1,436,566)	(1,436,566)

Balance, March 31, 2011	126,018,318	$126,018	$145,221,693	$(23,928,610)	$121,419,101

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,436,566)	$(1,026,677)	$(23,928,610)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(1,436,566)	(1,147,365)	(20,176,587)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	348,382	221,500	2,103,740
Stock based expenses	96,836	46,118	1,865,060
(Gain) loss on disposition of fixed assets	(71)	-	50,419
Amortization of prepaid expense	83,319	74,944	1,014,882
Write down of assets held for sale	526,824	-	526,824
Changes in operating assets and liabilities:
Prepaid expenses	(164,518)	(157,583)	(1,171,124)
Reclamation bond and deposits	-	(2,640)	(14,772)
Accounts payable and accrued liabilities	(195,842)	(191,817)	(224,844)
Deferred income taxes	(820,931)	(684,876)	(10,943,591)

Net cash used in operating activities	(1,562,567)	(1,841,719)	(26,969,993)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(34,589)	(38,836)	(691,255)
Proceeds from property and equipment disposition	338	-	738
Purchase of property and equipment	(6,308)	(268,185)	(14,300,409)

Net cash used in investing activities	(40,559)	(307,021)	(25,998,165)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,630,810	-	62,950,305
Stock issuance costs	(7,500)	-	(2,111,833)
Principal payments on capital lease payable	(6,455)	(6,175)	(107,518)
Principal payments on VRIC payable - related party	(55,410)	(51,164)	(808,745)

Net cash provided (used) by financing activities	1,561,445	(57,339)	59,922,209
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(41,681)	(2,206,079)	6,954,346

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$6,954,346	$10,893,483	$6,954,346

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,140	$1,048	$64,746

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities: Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Searchlight Minerals Corp. (the “Company”) is considered an exploration stage company since its formation, and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties.  Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Basis of presentation - The interim financial statements present the consolidated balance sheets, statements of operations, stockholders’ equity, and cash flows of the Company. These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of the reclassification of certain pieces of equipment to “assets held for sale” and the related write down to fair value. Assets held for sale are discussed in Note 3. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $23,928,610 from operations as of March 31, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (“CML”) and Clarkdale Metals Corp. (“CMC”).  Significant intercompany accounts and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation, impairment analysis of long-lived assets, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition.  Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over the proven and probable reserves. Mineral properties are assessed for impairment when circumstances indicate that the carrying amount may not be recoverable. Impairment losses are charged to operations at the time of impairment. When a property is sold or abandoned, a gain or loss is recognized and included in the consolidated statement of operations.

Mineral exploration and development costs – Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Capitalized interest cost - The Company capitalizes interest costs related to the acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $34,589 and $38,836 for the three months ended March 31, 2011 and 2010, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The grinding circuit is depreciated on the units-of-production method over the total estimated units. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Gains or losses on disposition are recognized in operations.

For property, plant and equipment that our Board of Directors approves for sale, the asset is reclassified on our consolidated financial statements as “assets held for sale”.  Accordingly, we cease recording depreciation expense for assets classified as held for sale until the asset is sold or reclassified as held for use.  If the asset is ultimately reclassified as held for use, the previously unrecorded depreciation expense is expensed in the period of reclassification. Assets held for sale are recorded at the lower of their carrying value or fair values less cost to sell.  Subsequent gains and losses in fair value are recognized in operations. Subsequent gains are limited to the cumulative losses previously recognized.

Impairment of long-lived assets - The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. If the sum of the estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels, operating costs, capital requirements and reclamation costs. The Company also considers its continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. Any impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. To date, no such impairments have been identified.

The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, commodity prices, production levels and costs are each subject to significant risks and uncertainties.

Asset retirement obligation – The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made. The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. When the cost of the long-lived asset is depleted, the cost of the ARO is expensed over the useful life of the asset.  To date, no significant asset retirement obligation exists and accordingly, no liability has been recorded.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 28,037,977 and 22,165,458 as of March 31, 2011 and 2010, respectively.

Stock-based compensation – Stock-based compensation awards are recognized in the consolidated financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

The fair value of performance-based stock option grants is determined on their grant date through the use of the Binomial Lattice option pricing model. The total value of the award is recognized over the requisite service period only if management has determined that achievement of the performance condition is probable. The requisite service period is based on management’s estimate of when the performance condition will be met. Changes in the requisite service period or the estimated probability of achievement can materially affect the amount of stock-based compensation recognized in the financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes - The Company follows the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

For acquired properties that do not constitute a business, a deferred income tax liability is recorded on GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with Accounting Standards Codification (“ASC”) 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the consolidated financial statements.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(22,922)	$15,333	$38,255	$(21,555)	$16,700
Lab equipment	249,061	(103,273)	145,788	249,061	(90,822)	158,239
Computers and equipment	79,147	(41,221)	37,926	78,568	(42,617)	35,951
Income property	309,750	(11,031)	298,719	309,750	(10,369)	299,381
Vehicles	44,175	(33,207)	10,968	44,175	(30,798)	13,377
Slag conveyance equipment	300,916	(29,346)	271,570	44,375	(11,094)	33,281
Demo module building	6,630,063	(1,377,587)	5,252,476	6,630,063	(1,211,835)	5,418,228
Demo module equipment	35,996	(1,800)	34,196	-	-	-
Grinding circuit	863,678	-	863,678	-	-	-
Leaching and filtration	1,300,618	(65,031)	1,235,587	-	-	-
Fero-silicate storage	4,326	(108)	4,218	-	-	-
Electrowinning building	1,492,853	(37,321)	1,455,532	-	-	-
Site improvements	1,299,630	(182,280)	1,117,350	1,299,630	(160,557)	1,139,073
Site equipment	337,140	(183,018)	154,122	337,140	(165,578)	171,562
Construction in progress	1,102,013	-	1,102,013	5,957,850	-	5,957,850
Capitalized interest	691,256	-	691,256	656,666	-	656,666

	$14,778,877	$(2,088,145)	$12,690,732	$15,645,533	$(1,745,225)	$13,900,308

At March 31, 2011, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project. During the first quarter of 2011, certain demo module equipment, grinding circuit, leaching and filtration system, fero-silicate storage, electrowinning building and the remaining slag conveyance equipment were reclassified from construction in progress to assets that are available for use in the demonstration testing facility.

Depreciation expense was $348,382 and $221,500 for the three months ended March 31, 2011 and 2010, respectively. The depreciation method for the leaching and filtration circuits is based on units of production.  During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized for the quarter ended March 31, 2011.

3.    ASSETS HELD FOR SALE

As of March 31, 2011, assets held for sale consisted of two pieces of equipment that the Company is in the process of selling. In the first quarter of 2011, the Company was approached by another entity who was interested in purchasing the equipment. Management determined that the sale was in the best interest of the Company due to the generation of additional cash flow. Prior to its reclassification to “assets held for sale” the equipment was classified as “construction in progress” and had a book value of $901,824. The anticipated selling price of the equipment is $375,000 which is reflective of the fact that the equipment is being sold “as is” with no implied warranty. Costs to complete the sale are incidental as the buyer will be responsible for the relocation and retrofitting of the equipment. An impairment loss of $526,824 was recorded to operations during the three month period ended March 31, 2011.

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

The acquisition agreement also contains the following additional contingent payment terms which are based on the Project Funding Date as defined in the agreement:

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2011, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2011, the mineral properties balance was $16,947,419.

The mining claims were acquired with issuance of 5,600,000 shares of the Company’s common stock over a three year period ending in June 2008.  On June 25, 2008, the Company issued the final tranche of shares and received the title to the mining claims in consideration of the satisfaction of the option agreement.

The mining claims were capitalized as tangible assets in accordance with ASC 805-20-55-37, Use Rights.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

In connection with the Company’s Plan of Operations (“POO”) for the Searchlight Gold Project, a bond of $7,802 was posted with the Bureau of Land Management (“BLM”) in December 2009.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Trade accounts payable	$22,538	$236,019
Accrued compensation and related taxes	28,675	18,075

	$51,213	$254,094

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) included in trade accounts payable, dating back to 2003 and prior.  These expenses were related to business operations which were discontinued in February 2005. During the first quarter of 2010, the Company updated its internal review of the status of the Phage Payables and recorded a gain of $120,688 from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The Phage Payables are further discussed in Note 19.

Accounts payable – related party are discussed in Note 18.

7.    CAPITAL LEASE PAYABLE

The Company leases a CAT loader under a capital lease. The lease provides for monthly payments of $2,200 at interest of 4.45%. The lease matures in July 2011. The remaining balance at March 31, 2011 and December 31, 2010 was $8,720 and $15,175, respectively. The cost of the CAT loader less accumulated amortization is included in property, plant and equipment as site equipment. The net book value as of March 31, 2011 and December 31, 2010 was $6,054 and $12,108, respectively.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending March 31,

2012	$233,026
2013	252,367
2014	273,313
2015	295,998
2016	320,566
Thereafter	317,173

1,692,443
VRIC payable, current portion	233,026

VRIC payable, net of current portion	$1,459,417

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 15.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    STOCKHOLDERS’ EQUITY

Common stock Purchase Agreement - On December 22, 2010, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Seaside 88, LP (“Seaside”) for the sale of 3,000,000 shares of common stock, followed by the sale of up to 1,000,000 shares of common stock on approximately the 15th day of the month for ten consecutive months.

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of the Company’s common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share. If the VWAP is below $0.50 per share, the applicable closing will not occur. In such event, the closing will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two closings may be rescheduled.

The Company has the right, upon written notice to Seaside, to immediately terminate the Purchase Agreement at any time. In no event may the purchase of shares of common stock at a subsequent closing cause Seaside’s beneficial ownership of the Company’s common stock to exceed 9.99% of the number of common shares outstanding after such subsequent closing.

During the three months ended March 31, 2011, the Company’s stockholders’ equity activity consisted of the following:

a)
On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under the Purchase Agreement for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

b)
On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

c)
On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    STOCK HOLDERS EQUITY (continued)

Private placement stock warrants - As a result of the Seaside equity funding transactions completed in the first quarter of 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.79 per share, (ii) the number of warrants was increased by 108,051, and (iii) at March 31, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 212,577 warrants.

The Company determined that the adjustments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

The following table summarizes the Company’s private placement warrant activity for the three months ended March 31, 2011:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2010	13,488,176	$1.84	3.09
Warrants granted	108,051	1.79	3.05
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, March 31, 2011	13,596,227	$1.82	2.85

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2011, the Company had 6,691,444 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2011, the Company had the following stock option plans available:

•
2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants.  Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of March 31, 2011, no options have been granted under the 2009 Plan.

•
2009 Directors Plan – Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of March 31, 2011, the Company had granted 656,745 options under the 2009 Directors Plan with a weighted average exercise price of $1.14 per share. As of March 31, 2011, all of the options granted were outstanding.

•
2007 Plan – Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2011, the Company had granted 651,811 options under the 2007 Plan with a weighted average exercise price of $1.18 per share. As of March 31, 2011, 637,065 of the options granted were outstanding.

Stock warrants – From time to time the Company grants stock warrants to consultants related to services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  STOCK -BASED COMPENSATION (continued)

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2011

Risk-free interest rate	1.00% to 2.24%
Dividend yield	-
Expected volatility	76.54% - 83.28%
Expected life (years)	2.00 to 4.25

For stock options and warrants awarded during 2011, the expected volatility is based on the historical volatility levels on our common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

The expected life of awards represents the weighted-average period the stock options or warrants are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. The Binomial Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

Stock-based compensation activity - During the three month period ended March 31, 2011, the Company granted stock-based awards as follows:

a)
  On March 31, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share.  The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)
  On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

Expenses for the three months ended March 31, 2011 and 2010 related to the vesting and granting of stock-based compensation awards were $96,836 and $28,118, respectively, and are included in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the three months ended March 31, 2011:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2010	2,326,128	$1.58	3.34
Options/warrants granted	305,882	0.83	3.56
Options/warrants expired	-	-	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, March 31, 2011	2,632,010	$1.50	3.15

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three months ended March 31, 2011:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value
Unvested, December 31, 2010	600,000	$0.99
Options/warrants granted	200,000	0.17
Options/warrants vested	(50,000)	(0.56)
Options/warrants cancelled	-	-

Unvested, March 31, 2011	750,000	$0.80

As of March 31, 2011, there was $351,813 total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2011	$157,407
2012	134,085
2013	52,495
2014	7,826
2015	-

Total	$351,813

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three month period ended March 31, 2011, including warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the  Clarkdale Slag Project (as discussed in Note 4) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2010	27,814,304	$1.18	3.09
Options/warrants granted	413,933	1.08	3.05
Options/warrants expired	-	-	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	-	-	-

Balance, March 31, 2011	28,228,237	$1.18	2.85

12.  STOCKHOLDER RIGHTS PLAN

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

The original term of the lease was five years and expired on August 25, 2009; however, the lease also provided for additional one year extensions without any changes to the original lease agreement. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Deferred income tax assets:

Net operating loss carryforward	$10,738,786	$10,185,401
Option compensation	445,848	409,050
Assets held for sale	200,193	-
Property, plant & equipment	366,781	299,428

Gross deferred income tax assets	11,751,608	10,893,879
Less: valuation allowance	(445,848)	(409,050)

Net deferred income tax assets	11,305,760	10,484,829

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(43,891,705)	$(44,712,636)

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at March 31, 2011 and December 31, 2010.

Deferred income tax liabilities were recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired.

The resulting estimated future federal and state income tax liabilities associated with the temporary difference between the acquisition consideration and the tax basis are reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.   INCOME TAXES (continued)

A reconciliation of the tax benefit for the three month periods ended March 31, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2011	March 31, 2010

Income tax benefit at statutory rates	$(857,849)	$(650,390)

Reconciling items:
Non-deductible items	120	(45,171)
Change in valuation allowance	36,798	10,685

Income tax benefit	$(820,931)	$(684,876)

The Company had cumulative net operating losses of approximately $28,259,965 and $26,803,688 as of March 31, 2011 and December 31, 2010, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2031.

State income tax allocation

The Company has elected to file consolidated tax returns with Arizona tax authorities.  Tax attributes are computed using an allocation and apportionment formula as outlined in Arizona tax law.  The Company computes its tax provision using its statutory federal rate plus a state factor that includes the Arizona statutory rate and the current apportionment percentage, which is then reduced by the federal tax benefit that would be obtained upon payment of the computed state taxes.

For the three month periods ended March 31, 2011 and 2010, the state income tax benefit which is included in the total tax benefit was $118,841 and $90,101, respectively.

The Company had cumulative net operating losses of approximately $17,245,179 and $16,144,965 as of March 31, 2011 and December 31, 2010, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2012 and 2016.

Tax returns subject to examination

The Company and its subsidiaries file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforwards.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2007. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.  COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada.  The lease agreement expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. As of March 31, 2011, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $8,940 and $12,510 for the three month periods ended March 31, 2011 and 2010, respectively.

Employment contracts - Martin B. Oring.  On October 1, 2010, the Company entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as its Chief Executive Officer and President.  The agreement is on an at-will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees.

In addition, on October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of common stock with an exercise price of $0.91 per share, based on the closing price of the Company’s common stock on the grant date.  Of the 300,000 options, 100,000 options vested upon execution of the agreement, 100,000 vested in December 2010 upon entering into the Seaside Purchase Agreement, and 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

Carl S. Ager.  The Company entered into an employment agreement with Carl S. Ager, its Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Ager an annual salary of $160,000.  In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary. In September 2010, Mr. Ager voluntarily agreed to reduce his cash compensation by 25% beginning on October 1, 2010 and continuing for an undetermined amount of time. Mr. Ager’s employment agreement was not affected and has not been amended.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.  COMMITMENTS AND CONTINGENCIES (continued)

Melvin L. Williams.  The Company entered into an employment agreement with Melvin L. Williams, its Chief Financial Officer, effective on June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  On June 14, 2006, the Company issued 50,000 restricted shares of its common stock, as a one-time bonus, and granted options to purchase 100,000 shares of its common stock at an exercise price of $2.06 per share, exercisable for a period of five years until June 14, 2011.  The options vested 50% on each of the first and second anniversaries of the execution of the agreement.  The price of the shares issued and the exercise price of the options granted were valued based on the closing price of the common stock on the OTCBB on June 14, 2006.  In the event the employment agreement is terminated by the Company without cause, the Company will pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement. In September 2010, Mr. Williams voluntarily agreed to reduce his cash compensation by 25% beginning on October 1, 2010 and continuing for an undetermined amount of time. Mr. Williams’ employment agreement was not affected and has not been amended.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At March 31, 2011 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.  CONCENTRATION OF CREDIT RISK

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2011, the Company had deposits in excess of FDIC insured limits in the amount of$5,020,389.

17.  CONCENTRATION OF ACTIVITY

For the three months ended March 31, 2011, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to $239,863.

For the three months ended March 31, 2010, the Company purchased services from two major vendors, Baker Hostetler and NMC, which exceeded more than 10% of total purchases and amounted to $225,000 and $117,857, respectively.

18.  RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2011, the Company utilized the services of NMC to provide technical assistance and financing related activities.  These services related primarily to the Clarkdale Slag Project and the Searchlight Claims Project.  Mr. Ager is affiliated with NMC.

In addition to the above services, NMC provided dedicated use of its laboratory, instrumentation, milling equipment and research facilities.  NMC provided invoices for these fees plus expenses.

For the period ended March 31, 2011, the Company incurred total fees and reimbursement of expenses to NMC of $45,000 and $5,058, respectively. At March 31, 2011, the Company had an outstanding balance due to NMC of $15,000.

For the period ended March 31, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $90,000 and $27,857, respectively. At March 31, 2010, the Company had an outstanding balance due to NMC of $39,821.

During the three month period ended March 31, 2011, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $43,356 and $37,119 for the three month periods ended March 31, 2011 and 2010, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $14,741 and $15,590 of the above CMOW fees and expenses for the three month periods ended March 31, 2011 and 2010, respectively. The Company had an outstanding balance due to CMOW of $43,356 and $37,119 as of March 31, 2011 and 2010, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

19.  GAIN FROM DISCONTINUED OPERATIONS

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

20.  SUBSEQUENT EVENT

On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500. As a result of this private placement, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.78 per share, and (ii) the number of warrants was increased by 36,831.

The Purchase Agreement with Seaside is discussed in Note 9.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.”  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements.  Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties.  There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2011 and changes in our financial condition from our year ended December 31, 2010.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Clarkdale Slag Project.  During 2010, our technical team tested four potential flow sheets in an effort to identify new grinding, leaching extraction and equipment alternatives that would be suitable and commercially viable for the extraction of precious and base metals from the slag material.  Based on this testing program, we believe that autoclaving shows the most promise, and have determined to pursue this method since the second half of 2010.

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

In the first quarter of 2011, an internationally recognized independent laboratory began testing our slag material in an effort to independently evaluate our internal processing methods and autoclave results.  This independent facility is currently performing tests on our slag material with a bench-scale autoclave. If the results from these tests prove successful, we intend to perform larger, continuous pilot bulk tests in a larger multi-compartment autoclave (30-50 liters) as part of the feasibility study process.  This type of scale-up in testing is common in the mining industry.  The majority of recent major autoclave installations have proven their feasibility utilizing continuous tests conducted with 30-50 liter autoclaves.  Reputable engineering firms with the expertise to assist and advise us during these larger tests may be brought on in the near term.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,410,000.  As of May 13, 2011, we had cash reserves in the amount of approximately $6,800,000.  Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we may require additional financing in order to fund these activities.

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

If the actual costs are significantly greater than anticipated, if we proceed with our testing and feasibility activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during the next 12 months, we will need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Critical Accounting Policies

Use of estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring our estimate and assumption include the valuation of stock-based compensation, impairment analysis of long-lived assets, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition.  Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over the proven and probable reserves. Mineral properties are assessed for impairment when circumstances indicate that the carrying amount may not be recoverable. Impairment losses are charged to operations at the time of impairment. When a property is sold or abandoned, a gain or loss is recognized and included in the consolidated statement of operations.

Mineral exploration and development - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The grinding circuit is depreciated on the units-of-production method over the total estimated units. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Gains or losses on disposition are recognized in operations.

For property, plant and equipment that our Board of Directors approves for sale, the asset is reclassified on our consolidated financial statements as “assets held for sale”.  Accordingly, we cease recording depreciation expense for assets classified as held for sale until the asset is sold or reclassified as held for use.  If the asset is ultimately reclassified as held for use, the previously unrecorded depreciation expense is expensed in the period of reclassification. Assets held for sale are recorded at the lower of their carrying value or fair values less cost to sell.  Subsequent gains and losses in fair value are recognized in operations. Subsequent gains are limited to the cumulative losses previously recognized.

Impairment of long-lived assets - We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. If the sum of the estimated future net cash flows on an undiscounted basis is less than the carrying amount of the related asset, impairment is considered to exist. Future cash flows are estimated based on quantities of recoverable minerals, expected commodity prices, production levels, operating costs, capital requirements and reclamation costs. We also consider our continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. Any impairment loss is measured by comparing estimated future net cash flows on a discounted basis to the carrying amount of the asset. To date, no such impairments have been identified.

Our estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, commodity prices, production levels and costs are each subject to significant risks and uncertainties.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended March 31,
	2011	2010	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,739,638)	(1,837,981)	(5.4)%
Other income (expense)	(517,859)	5,740	(9121.9)%
Income tax benefit	820,931	684,876	19.9%
Gain from discontinued operations	-	120,688	(100.0)%
Net loss	$(1,436,566)	$(1,026,677)	39.9%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the three month period ended March 31, 2011.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2011	2010	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$597,910	$716,876	(16.6)%
Mineral exploration and evaluation expenses – related party	50,058	117,857	(57.5)%
Administrative – Clarkdale site	110,177	99,515	10.7%
General and administrative	589,755	645,114	(8.6)%
General and administrative – related party	43,356	37,119	16.8%
Depreciation	348,382	221,500	57.3%
Total operating expenses	$1,739,638	$1,837,891	(5.4)%

Operating expenses decreased by 5.4% to $1,739,638 during the three month period ended March 31, 2011 from $1,837,891 during the three month period ended March 31, 2010.  Operating expense decreased primarily as a result of decreases in mineral exploration and evaluation expenses and general and administrative expenses.

Mineral exploration and evaluation expenses decreased to $597,910 during the three month period ended March 31, 2011 from $716,876 during the three month period ended March 31, 2010.  Mineral exploration and evaluation expenses decreased primarily as a result of our current work program related to the Clarkdale Slag Project being focused on autoclave testing which is being conducted by outside independent labs.  This allowed for a reduction in the levels of on-site staffing and site operating costs.

Included in mineral exploration and evaluation expenses – related party were the amounts of $45,000 in fees and $5,058 in expense reimbursements and $90,000 in fees and $27,857 in expense reimbursements for the three month periods ended March 31, 2011 and 2010, respectively, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our former Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director). Work performed by Nanominerals includes technical assistance, including providing the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project. Additional fees relate to financing related activities, including providing assistance to us when potential financiers perform technical due diligence on our projects and technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Administrative – Clarkdale site expenses increased to $110,177 during the three month period ended March 31, 2011 from $99,515 for the three month period ended March 31, 2010. Administrative costs at the Clarkdale site increased due to an increase in personal property taxes and a donation made to the Town of Clarkdale.

General and administrative expenses decreased to $589,755 during the three month period ended March 31, 2011 from $645,114 during the three month period ended March 31, 2010.  General and administrative expenses decreased primarily as a result of our officers and directors agreeing to a 25% reduction in pay beginning in the fourth quarter of 2010. In addition, during the first quarter of 2010, we held a board of directors meeting in Florida and incurred additional travel expense. We did not have any in-person board meetings during the first quarter of 2011.

Included in general and administrative – related party were the amounts of $43,356 and $37,119 for the three month periods ended March 31, 2011 and 2010, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $14,741 and $15,590 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended March 31, 2011 and 2010, respectively.

Depreciation expense increased to $348,382 during the three month period ended March 31, 2011 from $221,500 during the three month period ended March 31, 2010.  Depreciation expense increased as a result of bringing additional construction in progress items into service.

Other Income and Expenses

Total other income (expense) decreased to $(517,859) during the three month period ended March 31, 2011 from $5,740 during the three month period ended March 31, 2010.  The decrease in total other income (expense) was primarily a result of an impairment loss of $526,824 taken on assets that are currently being held for sale. The impairment loss was a result of writing the equipment down from its book value of $901,824 to its anticipated selling price of $375,000. The reduced selling price is reflective of the expectation that the equipment will be sold “as is” with no implied warranty.

We received incidental rental revenue of $6,135 and $6,480 for the three month periods ended March 31, 2011 and 2010, respectively, from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Our income tax benefit increased to $820,931 for the three month period ended March 31, 2011 from $684,876 during the three month period ended March 31, 2010.  The increase in income tax benefit primarily resulted from the impairment loss taken on assets held for sale during the three month period ended March 31, 2011.

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

Net Loss

The aforementioned factors resulted in a net loss of $1,436,566, or $0.01 per common share, for the three month period ended March 31, 2011, as compared to a net loss of $1,026,677, or $0.01 per common share, for the three month period ended March 31, 2010.

As of March 31, 2011 and December 31, 2010, we had cumulative net operating loss carryforwards of approximately $28,259,965 and $26,803,688, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2031.

 We had cumulative state net operating losses of approximately $17,245,179 and $16,144,965 as of March 31, 2011 and December 31, 2010, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2012 and 2016.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

On December 22, 2010, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with an investor.  We agreed with the investor, subject to certain conditions and exceptions, to sell an aggregate of up to 13,000,000 shares of our common stock in up to 11 closings occurring over the course of a ten-month period.  The initial closing of the Purchase Agreement occurred on December 23, 2010 at which we issued 3,000,000 shares of common stock to the investor at a per share purchase price of $0.53125,resulting in gross proceeds to us of $1,593,750.

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

Since December 31, 2010, we have completed four additional monthly closings of 1,000,000 shares each between January 18, 2011 and April 15, 2011 at a weighted per share purchase price of approximately $0.51982 resulting in gross proceeds to us of $2,079,270.  Total fees related to these four closings was $10,000.

In connection with a private placement which was completed on November 12, 2009, we issued common stock purchase warrants to purchase up to 6,341,263 shares of common stock, including warrants issued to investors as commissions to agents, at an exercise price of $1.85 per share.  These warrants currently expire on November 12, 2012.  Further, based on the transactions related to the Purchase Agreement and an anti-dilution provision in the warrants issued in the private placement, the aggregate number of warrants issued in connection with the private placement and their exercise price have been adjusted.  From the initial closing of the Purchase Agreement on December 23, 2010 through the most recent closing on April 15, 2011, we have issued an additional 249,408 warrants to the holders of the warrants issued in connection with the private placement and the exercise price of the warrants has been adjusted down to $1.78 per share.  In all other respects, the terms and conditions of these warrants remain the same.

Working Capital

The following is a summary of our working capital at March 31, 2011 and December 31, 2010:

	At March 31, 2011	At December 31, 2010	Percent Increase/(Decrease)
Current Assets	$7,485,588	$7,071,070	5.9%
Current Liabilities	(351,315)	(549,013)	(36.0)%
Working Capital	$7,134,273	$6,522,057	9.4%

As of March 31, 2011, we had an accumulated deficit of $23,928,610. As of March 31, 2011, we had working capital of $7,134,273, compared to working capital of $6,522,057 as of December 31, 2010.  The increase in our working capital was primarily attributable to reclassification of certain equipment to assets held for sale and a reduction in accounts payable due to less testing activity at the Clarkdale site. Cash was $6,954,346 as of March 31, 2011, as compared to $6,996,027 as of December 31, 2010. Our cash balance was consistent from quarter to quarter due to completion of three issuances of securities during the first quarter of 2011 for net proceeds of $1,623,310 offset by our net loss and principal payments on debt.  Net property and equipment decreased to $12,690,732 as of March 31, 2011 from $13,900,308 as of December 31, 2010.  The decrease primarily resulted from equipment reclassified to assets held for sale and depreciation expense.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $43,891,705 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2011	2010	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,562,567)	$(1,841,719)	(15.2)%
Cash Flows Used in Investing Activities	(40,559)	(307,021)	(86.8)%
Cash Flows Provided (Used) by Financing Activities	1,561,445	(57,339)	(2823.2)%
Net Change in Cash During Period	$(41,681)	$(2,206,079)	(98.1)%

Net Cash Used in Operating Activities.  Net cash used in operating activities decreased to $1,562,567 during the three month period ended March 31, 2011 from $1,841,719 during the three month period ended March 31, 2010.  The decrease in cash used in operating activities was primarily due to increased non-cash charges to our loss from operations, including depreciation and the write down of assets held for sale.

Net Cash Used in Investing Activities.  We used $40,559 in investing activities during the three month period ended March 31, 2011, as compared to $307,021 during the three month period ended March 31, 2010.  The decrease was primarily a result of a decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.

Net Cash Provided (Used) by Financing Activities.  Net cash provided by financing activities was $1,561,445 for the three month period ended March 31, 2011 compared to net cash used by financing activities of $57,339 for the three month period ended March 31, 2010.  Net cash provided by financing activities during the three month period ended March 31, 2011 primarily resulted from net proceeds from issuances of securities of $1,623,310 partially offset by principal payments on the capital lease and the VRIC payable.  Net cash used by financing activities during the three month period ended March 31, 2010 primarily resulted from principal payments on the capital lease and the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,410,000.  As of May 13, 2011, we had cash reserves in the amount of approximately $6,800,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $6,954,346 at March 31, 2011 and $6,996,027 at December 31, 2010.  Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future interest income.

Item 4.  Controls and Procedures

Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2011, we issued options to purchase up to 105,882 shares of our common stock to three non-management directors, pursuant to the director compensation policy for these non-management directors.  The 105,882 options were issued at an exercise price of $0.51 per share, the closing price of our common stock on March 31, 2011, the last trading day of the first quarter of 2011.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2011.

Item 5.     Other Information

None

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 13, 2011	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ MELVIN L. WILLIAMS
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)