Form 10-Q
period 2011-06-30
Searchlight Minerals Corp.
filed 2011-08-12
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#120 - 2441 West Horizon Ridge Pkwy. Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 11, 2011, the registrant had 127,018,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010

ASSETS

Current assets
Cash	$6,204,307	$6,996,027
Prepaid expenses	69,058	75,043
Assets held for sale	375,000	-

Total current assets	6,648,365	7,071,070

Property and equipment, net	12,378,619	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,323,837	160,845,526

Total assets	$165,972,202	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$89,988	$254,094
Accounts payable - related party	49,204	51,317
VRIC payable, current portion - related party	237,718	228,427
Capital lease payable, current portion	-	15,175

Total current liabilities	376,910	549,013

Long-term liabilities
VRIC payable, net of current portion - related party	1,398,198	1,519,426
Deferred tax liability	43,299,033	44,712,636

Total long-term liabilities	44,697,231	46,232,062

Total liabilities	45,074,141	46,781,075

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 127,018,318 and 123,018,318 shares, respectively, issued and outstanding	127,018	123,018
Additional paid-in capital	145,734,309	143,504,547
Accumulated deficit during exploration stage	(24,963,266)	(22,492,044)

Total stockholders' equity	120,898,061	121,135,521

Total liabilities and stockholders' equity	$165,972,202	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	584,067	778,086	1,181,951	1,259,841	11,610,885
Mineral exploration and evaluation expenses - related party	45,000	89,400	95,058	207,257	2,125,173
Administrative - Clarkdale site	76,510	287,747	186,688	605,981	3,347,682
General and administrative	549,137	696,783	1,138,892	1,358,796	12,911,041
General and administrative - related party	34,204	52,808	77,560	89,927	484,394
Depreciation	348,367	226,681	696,748	448,181	2,452,106

Total operating expenses	1,637,285	2,131,505	3,376,897	3,969,983	32,931,281

Loss from operations	(1,637,285)	(2,131,505)	(3,376,897)	(3,969,983)	(32,931,281)

Other income (expense)
Rental revenue	6,020	6,480	12,270	12,960	136,740
Gain (loss) on equipment disposition	-	-	71	-	(49,070)
Impairment loss on assets held for sale	-	-	(526,824)	-	(526,824)
Interest expense	(148)	(364)	(1,288)	(1,413)	(14,143)
Interest and dividend income	3,943	8,749	7,843	9,056	637,072

Total other income (expense)	9,815	14,865	(507,928)	20,603	183,775

Loss before income taxes and discontinued operations	(1,627,470)	(2,116,640)	(3,884,825)	(3,949,380)	(32,747,506)

Income tax benefit	592,672	847,398	1,413,603	1,532,274	11,536,263

Loss from continuing operations	(1,034,798)	(1,269,242)	(2,471,222)	(2,417,106)	(21,211,243)

Discontinued operations:
Gain (loss) from discontinued operations	-	-	-	120,688	(3,752,023)

Net loss	$(1,034,798)	$(1,269,242)	$(2,471,222)	$(2,296,418)	$(24,963,266)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Gain (loss) from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	126,853,483	118,783,373	125,675,777	118,775,914

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	$123,656,737

Amortization of stock options issued to directors over vesting period	-	-	67,851	-	67,851

Issuance of common stock for directors' compensation	40,714	41	35,959	-	36,000

Issuance of stock options for directors' compensation	-	-	25,931	-	25,931

Net loss, June 30, 2010	-	-	-	(2,296,418)	(2,296,418)

Balance, June 30, 2010	118,809,087	$118,809	$141,159,616	$(19,788,324)	$121,490,101

Balance, December 31, 2010	123,018,318	$123,018	$143,504,547	$(22,492,044)	121,135,521

Issuance of common stock for cash under Common Stock Purchase Agreement net of $10,000 issuance costs	4,000,000	4,000	2,065,270	-	2,069,270

Amortization of stock options issued to directors over vesting period	-	-	106,484	-	106,484

Amortization of purchase warrants issued to a consultant over vesting period	-	-	26,808	-	26,808

Issuance of stock options for directors' compensation	-	-	31,200	-	31,200

Net loss, June 30, 2011	-	-	-	(2,471,222)	(2,471,222)

Balance, June 30, 2011	127,018,318	$127,018	$145,734,309	$(24,963,266)	$120,898,061

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2011	June 30, 2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,471,222)	$(2,296,418)	$(24,963,266)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(2,471,222)	(2,417,106)	(21,211,243)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	696,748	448,181	2,452,106
Stock based expenses	164,492	129,782	1,932,716
(Gain) loss on disposition of fixed assets	(71)	-	50,419
Amortization of prepaid expense	198,887	137,407	1,130,450
Allowance for bond deposit recovery	-	(180,500)	-
Write down of assets held for sale	526,824	-	526,824
Changes in operating assets and liabilities:
Prepaid expenses	(192,902)	24,099	(1,199,508)
Reclamation bond and deposits	-	(3,000)	(14,772)
Accounts payable and accrued liabilities	(166,219)	(201,884)	(195,221)
Deferred income taxes	(1,413,603)	(1,532,274)	(11,536,263)

Net cash used in operating activities	(2,657,066)	(3,595,295)	(28,064,492)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(68,063)	(76,642)	(724,729)
Proceeds from property and equipment disposition	338	-	738
Purchase of property and equipment	(9,087)	(585,546)	(14,303,188)

Net cash used in investing activities	(76,812)	(662,188)	(26,034,418)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,079,270	-	63,398,765
Stock issuance costs	(10,000)	-	(2,114,333)
Principal payments on capital lease payable	(15,175)	(12,419)	(116,238)
Principal payments on VRIC payable - related party	(111,937)	(103,359)	(865,272)

Net cash provided (used) by financing activities	1,942,158	(115,778)	60,302,922
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(791,720)	(4,373,261)	6,204,307

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$6,204,307	$8,726,301	$6,204,307

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2011	June 30, 2010	June 30, 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,288	$1,413	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

Going concern - The Company incurred cumulative net losses of $24,963,266 from operations as of June 30, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Capitalized interest cost - The Company capitalizes interest costs related to the acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $68,063 and $76,642 for the six months ended June 30, 2011 and 2010, respectively.

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

The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different from the estimates, as actual future quantities of recoverable minerals, commodity prices, production levels and costs are each subject to significant risks and uncertainties.

Asset retirement obligation - The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period that it is incurred if a reasonable estimate of fair value can be made. The fair value of the ARO is measured using expected future cash flows, discounted at the Company’s credit-adjusted risk-free interest rate. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. When the cost of the long-lived asset is depleted, the cost of the ARO is expensed over the useful life of the asset.  To date, no significant asset retirement obligation exists and accordingly, no liability has been recorded.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 28,011,639 and 28,274,338 as of June 30, 2011 and 2010, respectively.

Stock-based compensation - Stock-based compensation awards are recognized in the consolidated financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. The Company believes that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(24,287)	$13,968	$38,255	$(21,555)	$16,700
Lab equipment	249,061	(115,728)	133,333	249,061	(90,822)	158,239
Computers and equipment	79,147	(45,179)	33,968	78,568	(42,617)	35,951
Income property	309,750	(11,693)	298,057	309,750	(10,369)	299,381
Vehicles	44,175	(35,615)	8,560	44,175	(30,798)	13,377
Slag conveyance equipment	300,916	(47,599)	253,317	44,375	(11,094)	33,281
Demo module building	6,630,063	(1,543,338)	5,086,725	6,630,063	(1,211,835)	5,418,228
Demo module equipment	35,996	(3,600)	32,396	-	-	-
Grinding circuit	863,678	-	863,678	-	-	-
Leaching and filtration	1,300,618	(130,062)	1,170,556	-	-	-
Fero-silicate storage	4,326	(216)	4,110	-	-	-
Electrowinning building	1,492,853	(74,643)	1,418,210	-	-	-
Site improvements	1,299,630	(204,001)	1,095,629	1,299,630	(160,557)	1,139,073
Site equipment	339,920	(200,551)	139,369	337,140	(165,578)	171,562
Construction in progress	1,102,014	-	1,102,014	5,957,850	-	5,957,850
Capitalized interest	724,729	-	724,729	656,666	-	656,666

	$14,815,131	$(2,436,512)	$12,378,619	$15,645,533	$(1,745,225)	$13,900,308

At June 30, 2011, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project. During the first quarter of 2011, certain demo module equipment, grinding circuit, leaching and filtration system, fero-silicate storage, electrowinning building and the remaining slag conveyance equipment were reclassified from construction in progress to assets that are available for use in the demonstration testing facility.

Depreciation expense was $696,748 and $448,181 for the six months ended June 30, 2011 and 2010, respectively. The depreciation method for the grinding circuit is based on units of production.  During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized for the six month period ended June 30, 2011.

3.	ASSETS HELD FOR SALE

As of June 30, 2011, assets held for sale consisted of two pieces of equipment. In the first quarter of 2011, the Company was approached by another entity who was interested in purchasing the equipment. Management determined that the sale was in the best interest of the Company due to the generation of additional cash flow. The selling price of the equipment was $375,000 which reflected that the equipment was being sold “as is” with no implied warranty. Costs to complete the sale were incidental as the buyer was responsible for the relocation and retrofitting of the equipment. The equipment had a book value of $901,824, resulting in an impairment loss of $526,824.

Subsequent to June 30, 2011, the sale of the equipment was completed. The transaction is more fully discussed in Note 19.

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project.  Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. On July 25, 2011, the Company agreed to pay NMC and advance royalty payment of $15,000 per month effective January 1, 2011. The advance royalty payment is more fully discussed in Note 14.

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

As of June 30, 2011, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2011, the mineral properties balance was $16,947,419.

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

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Trade accounts payable	$77,025	$236,019
Accrued compensation and related taxes	12,963	18,075
	$89,988	$254,094

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

Accounts payable – related party are discussed in Note 17.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.  Mr. Harry Crockett, one of the Company’s former directors, was an affiliate of VRIC.  Mr. Crockett joined the Board of Directors subsequent to the acquisition. Mr. Crockett passed away in September 2010.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2012	$237,718
2013	257,448
2014	278,816
2015	301,958
2016	327,020
Thereafter	232,956

1,635,916
VRIC payable, current portion	237,718

VRIC payable, net of current portion	$1,398,198

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 14.

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

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of the Company’s common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share. If the VWAP is below $0.50 per share, the applicable closing will not occur. In such event, the closing will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two closings may be rescheduled. The May and June closings did not occur and were rescheduled. Subsequent to June 30, 2011, the July closing did not occur.

The Company has the right, upon written notice to Seaside, to immediately terminate the Purchase Agreement at any time. In no event may the purchase of shares of common stock at a subsequent closing cause Seaside’s beneficial ownership of the Company’s common stock to exceed 9.99% of the number of common shares outstanding after such subsequent closing.

During the six months ended June 30, 2011, the Company’s stockholders’ equity activity consisted of the following:

a)
On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

b)
On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under the Purchase Agreement for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

c)
On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

d)
On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK HOLDERS EQUITY (continued)

Private placement stock warrants - As a result of the Seaside equity funding transactions completed in the six month period ended June 30, 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.78 per share, (ii) the number of warrants was increased by 144,882, and (iii) at June 30, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 249,408 warrants.

The Company determined that the adjustments to the private placement warrants which were originally issued as part of equity transactions did not result in an expense to the Company.  The warrants were not a component to any debt transaction, registration agreement or services rendered to the Company.

The following table summarizes the Company’s private placement warrant activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2010	13,488,176	$1.84	1.87
Warrants granted	144,882	1.78	1.37
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, June 30, 2011	13,633,058	$1.82	1.37

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At June 30, 2011, the Company had 6,637,444 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At June 30, 2011, the Company had the following stock option plans available:

•
2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants.  Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of June 30, 2011, no options have been granted under the 2009 Plan.

•
2009 Directors Plan - Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of June 30, 2011, the Company had granted 656,745 options under the 2009 Directors Plan with a weighted average exercise price of $1.14 per share. As of June 30, 2011, all of the options granted were outstanding.

•
2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of June 30, 2011, the Company had granted 705,811 options under the 2007 Plan with a weighted average exercise price of $1.09 per share. As of June 30, 2011, 691,065 of the options granted were outstanding.

Non-Employee Directors Equity Compensation Policy – Non-employee directors have a choice between receiving $9,000 value of common stock per quarter, where the number of shares is determined by the closing price of the Company’s stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter. Effective April 1, 2011, the Board of Directors implemented a policy whereby the number of options granted for quarterly compensation to each director is limited to 18,000 options per quarter.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Stock warrants - From time to time the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing-model with the following assumptions used for grants:

2011

Risk-free interest rate	1.00% - 2.24%
Dividend yield	-
Expected volatility	76.54% - 83.28%
Expected life (years)	2.00 - 4.25

For stock options and warrants awarded during 2011, the expected volatility is based on the historical volatility levels on the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

Stock-based compensation activity - During the six month period ended June 30, 2011, the Company granted stock-based awards as follows:

a)
  On June 30, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share.  The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

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

c)
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

Expenses for the six months ended June 30, 2011 and 2010 related to the vesting and granting of stock-based compensation awards were $164,492 and $129,782, respectively, and are included in general and administrative expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2010	2,326,128	$1.58	3.34
Options/warrants granted	359,882	0.77	3.56
Options/warrants expired	(770,000)	2.25	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, June 30, 2011	1,916,010	$1.16	4.16

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six months ended June 30, 2011:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2010	600,000	$0.99
Options/warrants granted	200,000	0.17
Options/warrants vested	(150,000)	(0.37)
Options/warrants cancelled	-	-

Unvested, June 30, 2011	650,000	$0.88

As of June 30, 2011, there was $293,319 total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2011	$98,913
2012	134,085
2013	52,495
2014	7,826
Thereafter	-

Total	$293,319

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six month period ended June 30, 2011, including warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the  Clarkdale Slag Project (as discussed in Note 4) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2010	27,814,304	$1.18	3.09
Options/warrants granted	504,764	1.06	2.93
Options/warrants expired	(770,000)	2.25	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	-	-	-

Balance, June 30, 2011	27,549,068	$1.14	2.68

11.	STOCKHOLDER RIGHTS PLAN

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

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental - CML has a month-to-month rental agreement with Clarkdale Arizona Central Railroad. The rental payment is $1,700 per month.

Commercial building rental - CML rents commercial building space to various tenants. Rental arrangements are minor in amount and are typically month-to-month.

Land lease - wastewater effluent - Pursuant to our acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ (“Clarkdale”). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Deferred income tax assets:

Net operating loss carryforward	$11,263,878	$10,185,401
Option compensation	400,841	409,050
Assets held for sale	200,193	-
Property, plant & equipment	434,361	299,428

Gross deferred income tax assets	12,299,273	10,893,879
Less: valuation allowance	(400,841)	(409,050)

Net deferred income tax assets	11,898,432	10,484,829

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(43,299,033)	$(44,712,636)

A valuation allowance for deferred tax related to option compensation was established for net deferred tax assets not allocated to offset acquisition related deferred tax liabilities due to the uncertainty of realizing these deferred tax assets based on conditions existing at June 30, 2011 and December 31, 2010.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the six month periods ended June 30, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2011	June 30, 2010

Income tax benefit at statutory rates	$1,476,234	$1,454,903

Reconciling items:
Non-deductible items	(70,840)	44,418
Change in valuation allowance	8,209	32,953

Income tax benefit	$1,413,603	$1,532,274

The Company had cumulative net operating losses of approximately $29,641,786 and $26,803,688 as of June 30, 2011 and December 31, 2010, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2031.

State income tax allocation - The Company has elected to file consolidated tax returns with Arizona tax authorities.  Tax attributes are computed using an allocation and apportionment formula as outlined in Arizona tax law.  The Company computes its tax provision using its statutory federal rate plus a state factor that includes the Arizona statutory rate and the current apportionment percentage, which is then reduced by the federal tax benefit that would be obtained upon payment of the computed state taxes.

For the six month periods ended June 30, 2011 and 2010, the state income tax benefit which is included in the total tax benefit was $204,509 and $201,554, respectively.

The Company had cumulative net operating losses of approximately $18,289,142 and $16,144,965 as of June 30, 2011 and December 31, 2010, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2012 and 2016.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward.  The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2007. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada.  The lease agreement expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. As of June 30, 2011, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $17,880 and $25,275 for the six month periods ended June 30, 2011 and 2010, respectively.

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

On July 25, 2011, the Company and NMC entered into an amendment (the “Third Amendment”) to the assignment agreement between the parties dated June 1, 2005. Pursuant to the Third Amendment, the Company agreed to pay advance royalties (the “Advance Royalties”) to NMC of $15,000 per month (the “Minimum Royalty Amount”) effective as of January 1, 2011. The Third Amendment also provides that the Minimum Royalty Amount will continue to be paid to NMC in every month where the amount of royalties otherwise payable would be less than the Minimum Royalty Amount, and such Advance Royalties will be treated as a prepayment of future royalty payments. In addition, fifty percent of the aggregate consulting fees paid to NMC from 2005 through December 31, 2010 were deemed to be prepayments of any future royalty payments. As of December 31, 2010, aggregate consulting fees previously incurred amounted to $1,320,000, representing credit for advance royalty payments of $660,000.

Total advance royalty payments to NMC for the six months ended June 30, 2011 amounted to $90,000 and were included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES (continued)

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At June 30, 2011 and through the date the consolidated financial statements were issued, these contingencies had not changed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. Additionally, under the FDIC’s expanded coverage, all non-interest bearing transactional accounts are insured in full from December 31, 2010 through December 31, 2012. This expanded coverage is separate from and in addition to the normal insurance coverage.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2011, the Company had deposits in excess of FDIC insured limits in the amount of $5,024,332.

16.	CONCENTRATION OF ACTIVITY

For the six months ended June 30, 2011, the Company purchased services from one major vendor, Baker Hostetler, which exceeded more than 10% of total purchases and amounted to $501,309.

For the six months ended June 30, 2010, the Company purchased services from three major vendors, Baker Hostetler, Arrakis, Inc. and NMC, which exceeded more than 10% of total purchases and amounted to $450,000, $329,632 and $207,257, respectively.

17.	RELATED PARTY TRANSACTIONS

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities.  Mr. Ager is affiliated with NMC.  Prior to January 1, 2011, the Company paid a negotiated monthly fee ranging from $15,000 to $30,000 plus reimbursement of expenses incurred. Effective January 1, 2011, the Company and NMC agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Sag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 14.

For the six month period ended June 30, 2011, the Company incurred total reimbursement of expenses to NMC of $5,058 and advance royalty payments of $90,000. At June 30, 2011, the Company had an outstanding balance due to NMC of $15,000.

For the six month period ended June 30, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $178,500 and $28,757, respectively. At June 30, 2010, the Company had an outstanding balance due to NMC of $30,400.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	RELATED PARTY TRANSACTIONS (continued)

Cupit, Milligan, Ogden & Williams, CPAs - During the six month period ended June 30, 2011, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $77,560 and $89,927 for the six month periods ended June 30, 2011 and 2010, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $26,370 and $37,769 of the above CMOW fees and expenses for the six month periods ended June 30, 2011 and 2010, respectively. The Company had an outstanding balance due to CMOW of $34,204 and $19,148 as of June 30, 2011 and 2010, respectively.

18.	GAIN FROM DISCONTINUED OPERATIONS

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

19.	SUBSEQUENT EVENTS

Assets held for sale - In July 2011, the Company obtained a signed Letter Agreement for the sale of two pieces of equipment that had been reclassified as “held for sale” in the first quarter of 2011. The Letter Agreement provided for a selling price of $375,000 and a closing date of July 29, 2011.  The Company has received the down payment and the first payment on the equipment totaling $281,250. The remaining payment of $93,750 is being held in an escrow account and will be released upon the buyer’s final inspection of the equipment.

Clarkdale Slag Project royalty agreement - NMC - On July 25, 2011, the Company and NMC entered into an amendment (the “Third Amendment”) to the assignment agreement between the parties dated June 1, 2005. The Third Amendment is further discussed in Note 14.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2011 and changes in our financial condition from our year ended December 31, 2010.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Clarkdale Slag Project. Since the second half of 2010, we have pursued autoclaving in an effort to prove our ability to commercially extract and recover precious and base metals from the slag material at our Clarkdale Slag Project.  Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from our slag material.

To test the commercial viability of the autoclave approach, we performed over 100 bench-scale (6-liter autoclave) tests which showed to be successful in leaching gold into solution from the slag material.  In an effort to maximize gold extraction from the slag material, we tested several different leach protocols and grind sizes during our autoclave tests. Results of these bench tests by our consultants indicate that autoclaving can provide gold recoveries into solution of up to 0.5 ounces per ton (opt) from the samples which we have tested.  Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.

During 2011, an internationally recognized independent laboratory has been testing our slag material in an effort to independently evaluate our internal processing methods and autoclave results.  This independent facility has been testing our slag material with a bench-scale autoclave using various testing protocols.

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

We expect to develop a more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources during the feasibility evaluation.  The scope, size, timing and cost of a full-scale production facility will be addressed in the bankable feasibility study.  If we determine that we should use autoclaving, the capital costs will likely be higher than those of other methods, including open-vessel leaching, and such costs will need to be considered when comparing the various extraction methods.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000.  As of August 12, 2011, we had cash reserves in the amount of approximately $5,850,000.  Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we may require additional financing in order to fund these activities.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,637,285)	(2,131,505)	(23.2)%	(3,376,897)	(3,969,983)	(14.9)%
Other income (expense)	9,815	14,865	(34.0)%	(507,928)	20,603	(2565.3)%
Income tax benefit	592,672	847,398	(30.1)%	1,413,603	1,532,274	(7.7)%
Gain from discontinued operations	-	-	n/a	-	120,688	(100.0)%
Net loss	$(1,034,798)	$(1,269,242)	(18.5)%	$(2,471,222)	$(2,296,418)	7.6%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the six month period ended June 30, 2011.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$584,067	$778,086	(24.9)%	$1,181,951	$1,259,841	(6.2)%
Mineral exploration and evaluation expenses – related party	45,000	89,400	(49.7)%	95,058	207,257	(54.1)%
Administrative – Clarkdale site	76,510	287,747	(73.4)%	186,688	605,981	(69.2)%
General and administrative	549,137	696,783	(21.2)%	1,138,892	1,358,796	(16.2)%
General and administrative – related party	34,204	52,808	(35.2)%	77,560	89,927	(13.8)%
Depreciation	348,367	226,681	53.7%	696,748	448,181	55.5%
Total operating expenses	$1,637,285	$2,131,505	(23.2)%	$3,376,897	$3,969,983	(14.9)%

Six month period ended June 30, 2011 and 2010. Operating expenses decreased by 14.9% to $3,376,897 during the six month period ended June 30, 2011 from $3,969,983 during the six month period ended June 30, 2010.  Operating expenses decreased primarily as a result of lower costs related to our Clarkdale site, as we focus on autoclave testing, and lower general and administrative expenses, as a result of our cost control measures.  These decreased costs were partially offset by increases in our depreciation expense for equipment in service.

Mineral exploration and evaluation expenses decreased to $1,181,951 during the six month period ended June 30, 2011 from $1,259,841 during the six month period ended June 30, 2010.  Mineral exploration and evaluation expenses decreased primarily as a result of our current work program related to the Clarkdale Slag Project being focused on autoclave testing which is being conducted by outside independent laboratories.  This allowed for a reduction in on-site staffing and site operating costs.

Included in mineral exploration and evaluation expenses were the amounts of $95,058 and $207,257 incurred in the six month period ended June 30, 2011 and 2010, respectively, to Nanominerals Corp. (“NMC). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities.  Effective January 1, 2011, we agreed to reimburse NMC for actual expenses and time incurred. Prior to January 1, 2011, we paid a negotiated monthly fee ranging from $15,000 to $30,000, plus reimbursement of expenses incurred. Effective January 1, 2011, the parties agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred.

Administrative – Clarkdale site expenses decreased to $186,688 during the six month period ended June 30, 2011 from $605,981 for the six month period ended June 30, 2010. Administrative costs at the Clarkdale site decreased due to a significant change in our work program for the Clarkdale Slag Project from preproduction activities to autoclave testing conducted primarily by outside independent laboratories resulting in less on-site activity.

General and administrative expenses decreased to $1,138,892 during the six month period ended June 30, 2011 from $1,358,796 during the six month period ended June 30, 2010.  General and administrative expenses decreased primarily as a result of our officers and directors agreeing to a 25% reduction in pay beginning in the fourth quarter of 2010. Additionally, during the six month period ended June 30, 2010, we spent approximately $100,000 for executive search fees in anticipation of replacing our CEO. In 2011, no comparable expenses were incurred.

Included in general and administrative – related party were the amounts of $77,560 and $89,927 for the six month periods ended June 30, 2011 and 2010, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $26,370 and $37,769 of the above Cupit, Milligan, Ogden & Williams fees for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in fees is attributed primarily to the reduction in activity at the Clarkdale site.

Depreciation expense increased to $696,748 during the six month period ended June 30, 2011 from $448,181 during the six month period ended June 30, 2010.  Depreciation expense increased as a result of bringing the electrowinning building and the leaching and filtration circuit into service during the first quarter of 2011.

Three month period ended June 30, 2011 and 2010. Operating expenses decreased by 23.2% to $1,637,285 during the three month period ended June 30, 2011 from $2,131,505 during the three month period ended June 30, 2010.  Operating expenses decreased primarily as a result of lower costs related to our Clarkdale site, as we focus on autoclave testing, and lower general and administrative expenses, as a result of our cost control measures.  These decreased costs were partially offset by increases in our depreciation expense for equipment in service.

Mineral exploration and evaluation expenses decreased to $584,067 during the three month period ended June 30, 2011 from $778,086 during the three month period ended June 30, 2010.  Mineral exploration and evaluation expenses decreased primarily as a result of moving from the pre-production phase on the Clarkdale project to autoclave testing conducted by outside independent laboratories.

Included in mineral exploration and evaluation expenses were the amounts of $45,000 and $89,400 incurred in the three month period ended June 30, 2011 and 2010, respectively, to NMC.

Administrative – Clarkdale site expenses decreased to $76,510 during the three month period ended June 30, 2011 from $287,747 for the three month period ended June 30, 2010. Administrative costs at the Clarkdale site decreased due to moving from the pre-production phase on the Clarkdale project to autoclave testing conducted by outside independent laboratories.

General and administrative expenses decreased by 21.2% to $549,137 during the three month period ended June 30, 2011 from $696,783 during the three month period ended June 30, 2010.  General and administrative expenses decreased primarily as a result of our officers and directors taking a 25% reduction in pay during the fourth quarter of 2010. In addition, in the second quarter of 2010, the Company incurred approximately $75,000 in executive search fees which were a non-recurring expense.

In addition, we incurred $34,204 and $52,808 during the three month periods ended June 30, 2011 and 2010, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $11,629 and $22,179 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended June 30, 2011 and 2010, respectively.

Depreciation expense increased to $348,367 during the three month period ended June 30, 2011 from $226,681 during the three month period ended June 30, 2010.  Depreciation expense increased as a result of bringing the electrowinning building and the leaching and filtration circuit into service during the first quarter of 2011.

Other Income and Expenses

Six month period ended June 30, 2011 and 2010.  Total other income (expense) decreased to $(507,928) during the six month period ended June 30, 2011 from $20,603 during the six month period ended June 30, 2010.  The decrease in total other income (expense) was primarily a result of an impairment loss of $526,824 taken on assets that are currently being held for sale. The impairment loss was a result of writing the equipment down from its book value of $901,824 to its selling price of $375,000. The reduced selling price is reflective of the fact that the equipment is being sold “as is” with no implied warranty.

We received incidental rental revenue of $12,270 and $12,960 for the six month periods ended June 30, 2011 and 2010, respectively, from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Three month period ended June 30, 2011 and 2010.  Total other income decreased to $9,815 during the three month period ended June 30, 2011 from $14,865 during the three month period ended June 30, 2010.  The decrease in total other income primarily resulted from fewer cash reserves being held in an interest bearing money market account during the second quarter of 2011.

During the three month period ended June 30, 2011, we received incidental rental revenue of $6,020 compared to $6,480 for the same period in 2010 from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Income Tax Benefit

Six month period ended June 30, 2011 and 2010.  Our income tax benefit decreased to $1,413,603 for the six month period ended June 30, 2011 from $1,532,274 during the six month period ended June 30, 2010.  The decrease in income tax benefit primarily resulted from the impairment loss taken on assets held for sale during the first quarter of 2011.

Three month period ended June 30, 2011 and 2010.  Income tax benefit decreased to $592,672 for the three month period ended June 30, 2011 from $847,398 during the three month period ended June 30, 2010.  The decrease in income tax benefit primarily resulted from the decrease in exploration stage losses during the three month period ended June 30, 2011 from the three month period ended June 30, 2010.

Gain from Discontinued Operations

Six month period ended June 30, 2011 and 2010. Prior to our corporate restructuring in 2005, we had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, we updated our internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses are not included in our net operating losses.

Net Loss

Six month period ended June 30, 2011 and 2010.  The aforementioned factors resulted in a net loss of $2,471,222, or $0.02 per common share, for the six month period ended June 30, 2011, as compared to a net loss of $2,296,418, or $0.02 per common share, for the six month period ended June 30, 2010.

Three month period ended June 30, 2011 and 2010.  The aforementioned factors resulted in a net loss of $1,034,798, or $0.01 per common share, for the three month period ended June 30, 2011, as compared to a net loss of $1,269,242, or $0.01 per common share, for the three month period ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, we had cumulative net operating loss carryforwards of approximately $29,641,786 and $26,803,688, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2031.

We had cumulative state net operating losses of approximately $18,289,142 and $16,144,965 as of June 30, 2011 and December 31, 2010, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2012 and 2016.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

On December 22, 2010, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with an investor.  We agreed with the investor, subject to certain conditions and exceptions, to sell an aggregate of up to 13,000,000 shares of our common stock in up to 11 closings occurring over the course of a ten-month period.  The initial closing of the Purchase Agreement occurred on December 23, 2010 at which we issued 3,000,000 shares of common stock to the investor at a per share purchase price of $0.53125, resulting in gross proceeds to us of $1,593,750.

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

Since December 31, 2010, we have completed four additional monthly closings of 1,000,000 shares each between January 18, 2011 and April 15, 2011 at a weighted per share purchase price of approximately $0.51982 resulting in gross proceeds to us of $2,079,270.  Total fees related to these four closings were $10,000.

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of our common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share.  If the VWAP is below $0.50 per share, the applicable closing will not occur.  In such event, the closing will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two closings may be rescheduled.  The May and June closings did not occur and were rescheduled. Subsequent to June 30, 2011, the July closing did not occur.

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

Working Capital

The following is a summary of our working capital at June 30, 2011 and December 31, 2010:

	At June 30, 2011	At December 31, 2010	Percent Increase/(Decrease)
Current Assets	$6,648,365	$7,071,070	(6.0	) %
Current Liabilities	(376,910)	(549,013)	(31.3	) %
Working Capital	$6,271,455	$6,522,057	(3.8	) %

As of June 30, 2011, we had an accumulated deficit of $24,963,266. As of June 30, 2011, we had working capital of $6,271,455, compared to working capital of $6,522,057 as of December 31, 2010.  The decrease in our working capital was primarily attributable to a reduction in cash, discussed below, partially offset by reclassification of certain equipment to assets held for sale and a reduction in accounts payable due to less testing activity at the Clarkdale site. Cash was $6,204,307 as of June 30, 2011, as compared to $6,996,027 as of December 31, 2010. The decrease in our cash balance was due to our net loss and principal payments on the VRIC payable, partially offset by completion of four funding placements for net proceeds of $2,079,270.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $43,299,033 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2011	2010	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,657,066)	$(3,595,295)	(26.1)%
Cash Flows Used in Investing Activities	(76,812)	(662,188)	(88.4)%
Cash Flows Provided (Used) by Financing Activities	1,942,158	(115,778)	(1777.5)%
Net Change in Cash During Period	$(791,720)	$(4,373,261)	(81.9)%

Net Cash Used in Operating Activities.  Net cash used in operating activities decreased to $2,657,066 during the six month period ended June 30, 2011 from $3,595,295 during the six month period ended June 30, 2010.  The decrease in cash used in operating activities was primarily due to decreased cash charges and increased non-cash charges to our loss from operations including depreciation, stock based expenses and the write down of assets held for sale.

Net Cash Used in Investing Activities.  We used $76,812 in investing activities during the six month period ended June 30, 2011, as compared to $662,188 during the six month period ended June 30, 2010.  The decrease was primarily a result of a decrease in purchases of property and equipment relating to the Clarkdale Slag Project after receiving the Certificate of Occupancy for the demonstration module building and our substantial completion of equipment acquisitions for the demonstration module.

Net Cash Provided (Used) by Financing Activities.  Net cash provided by financing activities was $1,942,158 for the six month period ended June 30, 2011 compared to net cash used by financing activities of $115,778 for the six month period ended June 30, 2010.  Net cash provided by financing activities during the six month period ended June 30, 2011 primarily resulted from net proceeds from private placements of $2,069,270 partially offset by principal payments on the capital lease and the VRIC payable.  Net cash used by financing activities during the six month period ended June 30, 2010 primarily resulted from principal payments on the capital lease and the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,300,000.  As of August 12, 2011, we had cash reserves in the amount of approximately $5,850,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have sufficient financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

A decision on allocating additional funds for Phase II of the Clarkdale Slag Project will be forthcoming once the feasibility study is completed and analyzed.  The Phase II work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once we enter Phase II of the project and therefore, we will require the necessary funding to fulfill this anticipated work program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $6,204,307 at June 30, 2011 and $6,996,027 at December 31, 2010.  Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future interest income.

Item 4.  Controls and Procedures

Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2011, we issued options to purchase up to 54,000 shares of our common stock to three non-management directors, pursuant to the director compensation policy non-management directors.  The 54,000 options were issued at an exercise price of $0.405 per share, the closing price of our common stock on June 30, 2011.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2011.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 12, 2011	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ MELVIN L. WILLIAMS
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)