Form 10-Q
period 2011-09-30
Searchlight Minerals Corp.
filed 2011-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Yes          ☐          No           ☒

As of November 11, 2011, the registrant had 129,018,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010

ASSETS

Current assets
Cash	$5,714,790	$6,996,027
Prepaid expenses	65,436	75,043

Total current assets	5,780,226	7,071,070

Property and equipment, net	12,111,682	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,056,900	160,845,526

Total assets	$164,837,126	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$77,314	$254,094
Accounts payable - related party	40,628	51,317
VRIC payable, current portion - related party	242,505	228,427
Capital lease payable, current portion	-	15,175

Total current liabilities	360,447	549,013

Long-term liabilities
Derivative warrant liability	3,122,678	-
VRIC payable, net of current portion - related party	1,335,747	1,519,426
Deferred tax liability	42,117,458	44,712,636

Total long-term liabilities	46,575,883	46,232,062

Total liabilities	46,936,330	46,781,075

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 128,018,318 and 123,018,318 shares,
respectively, issued and outstanding	128,018	123,018
Additional paid-in capital	146,944,799	143,504,547
Accumulated deficit during exploration stage	(29,172,021)	(22,492,044)

Total stockholders' equity	117,900,796	121,135,521

Total liabilities and stockholders' equity	$164,837,126	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	767,497	1,009,116	1,949,572	2,476,213	12,378,506
Mineral exploration and evaluation
expenses - related party	48,145	78,865	143,203	286,122	2,173,318
Administrative - Clarkdale site	54,050	196,988	240,738	595,714	3,401,732
General and administrative	808,928	651,844	1,947,822	2,011,139	13,719,971
General and administrative - related party	33,871	31,705	111,431	121,632	518,265
Depreciation	342,809	227,402	1,039,556	675,585	2,794,914

Total operating expenses	2,055,300	2,195,920	5,432,322	6,166,405	34,986,706

Loss from operations	(2,055,300)	(2,195,920)	(5,432,322)	(6,166,405)	(34,986,706)

Other income (expense)
Rental revenue	6,135	6,480	18,405	19,440	142,875
Gain on dispute resolution	502,586	-	502,586	-	502,586
Loss on equipment disposition	(9,726)	-	(536,479)	-	(585,620)
Change in fair value of derivative warrant liability	(3,122,678)	-	(3,122,678)	-	1,159,311
Interest expense	-	(287)	(1,288)	(1,699)	(14,143)
Interest and dividend income	3,745	8,752	11,587	17,809	640,816

Total other income (expense)	(2,619,938)	14,945	(3,127,867)	35,550	1,845,825

Loss before income taxes
and discontinued operations	(4,675,238)	(2,180,975)	(8,560,189)	(6,130,855)	(33,140,881)

Income tax benefit	1,181,575	797,659	2,595,178	2,329,933	12,717,838

Loss from continuing operations	(3,493,663)	(1,383,316)	(5,965,011)	(3,800,922)	(20,423,043)

Discontinued operations:
Gain (loss) from discontinued operations	-	-	-	120,688	(3,752,023)

Net loss	$(3,493,663)	$(1,383,316)	$(5,965,011)	$(3,680,234)	$(24,175,066)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Gain (loss) from discontinued operations	-	-	-	-

Net loss	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted average common shares outstanding -
basic and diluted	127,181,361	118,809,087	126,183,153	118,787,093

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,029,875	$(17,491,906)	$123,656,737

Amortization of stock options
issued over vesting periods	-	-	122,127	-	122,127

Issuance of common stock
for directors' compensation	49,945	50	44,950	-	45,000

Issuance of stock options
for compensation	-	-	52,267	-	52,267

Net loss, September 30, 2010	-	-	-	(3,680,234)	(3,680,234)

Balance, September 30, 2010	118,818,318	$118,818	$141,249,219	$(21,172,140)	$120,195,897

Balance, December 31, 2010	123,018,318	$123,018	$143,504,547	$(22,492,044)	$121,135,521

Issuance of common stock
for cash under Common Stock
Purchase Agreement
net of $12,500 issuance costs	5,000,000	5,000	2,681,165	-	2,686,165

Amortization of stock options
issued over vesting periods	-	-	162,257	-	162,257

Amortization of purchase warrants
issued to a consultant
over vesting period	-	-	31,746	-	31,746

Issuance of stock options
for compensation	-	-	352,704	-	352,704

Warrants cancelled in dispute resolution	-	-	(502,586)	-	(502,586)

Cumulative adjustment of prior period
immaterial errors - Note 20	-	-	714,966	(714,966)	-

Net loss, September 30, 2011	-	-	-	(5,965,011)	(5,965,011)

Balance, September 30, 2011	128,018,318	$128,018	$146,944,799	$(29,172,021)	$117,900,796

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,965,011)	$(3,680,234)	(24,175,066)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(5,965,011)	(3,800,922)	(20,423,043)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	1,039,556	675,585	2,794,914
Stock based expenses	546,707	219,394	2,314,931
Loss on disposition of fixed assets	536,479	-	586,969
Amortization of prepaid expense	257,093	200,512	1,188,656
Allowance for bond deposit recovery	-	(180,500)	-
Change in fair value of derivative warrant liability	3,122,678	-	(1,159,311)
Gain on dispute resolution	(502,586)	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(247,486)	(199,703)	(1,254,092)
Reclamation bond and deposits	-	176,630	(14,772)
Accounts payable and accrued liabilities	(187,469)	(356,470)	(216,471)
Deferred income taxes	(2,595,178)	(2,329,933)	(12,717,838)

Net cash used in operating activities	(3,995,217)	(5,595,407)	(29,402,643)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(100,399)	(113,397)	(757,065)
Proceeds from property and equipment disposition	365,613	-	366,013
Purchase of property and equipment	(52,623)	(663,063)	(14,346,724)

Net cash provided (used) in investing activities	212,591	(776,460)	(25,745,015)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,698,665	-	64,018,160
Stock issuance costs	(12,500)	-	(2,116,833)
Principal payments on capital lease payable	(15,175)	(18,733)	(116,238)
Principal payments on VRIC payable - related party	(169,601)	(156,603)	(922,936)

Net cash provided (used) by financing activities	2,501,389	(175,336)	60,862,153
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,281,237)	(6,547,203)	5,714,790

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$5,714,790	$6,552,359	5,714,790
-
SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,288	$1,699	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

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

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of the reclassification of $714,966 from paid-in capital to accumulated deficit which was the cumulative effect of correcting immaterial errors in prior periods. These corrections are discussed in Note 20. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 4, 2011.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $29,172,021 from operations as of September 30, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation and derivative warrant liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition.  Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the proven and probable reserves.

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Capitalized interest cost - The Company capitalizes interest costs related to the acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process.  The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.  Interest cost capitalized from imputed interest on acquisition indebtedness was $100,399 and $113,397 for the nine months ended September 30, 2011 and 2010, respectively.

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

Impairment of long-lived assets - The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date and documents such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. To date, no such impairments have been identified.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. While the Company incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

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

The Company’s financial instruments consist of mineral property purchase obligations and the derivative liability on stock purchase warrants. The mineral property purchase obligations are classified within Level 2 of the fair value hierarchy as their fair value is determined using interest rates which approximate market rates.

The derivative liability on stock purchase warrants was valued using the Binomial Lattice model, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks. However, certain of the Company’s warrants contain anti-dilution provisions that are not afforded equity classification because they embody risks not clearly and closely related to the host contract. These features are required to be bifurcated and carried as a derivative liability.

The Company is not exposed to significant interest or credit risk arising from these financial instruments.  The Company does not have any non-financial assets or liabilities that it measures at fair value.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants.  In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 27,315,272 and 28,368,197 as of September 30, 2011 and 2010, respectively.

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

Correction of immaterial errors - Adjustments have been made to the consolidated financial statements as of and for the nine month period ended September 30, 2011 for the correction of immaterial errors related to the derivative warrant liability and for modifications of certain private placement warrants. The impact of the errors is discussed in Note 20.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. The Company has evaluated all the recent accounting pronouncements and unless discussed below, believes that none of them will have a material effect on the consolidated financial statements.

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(25,654)	$12,601	$38,255	$(21,555)	$16,700
Lab equipment	249,061	(128,181)	120,880	249,061	(90,822)	158,239
Computers and equipment	79,147	(49,047)	30,100	78,568	(42,617)	35,951
Income property	309,750	(12,355)	297,395	309,750	(10,369)	299,381
Vehicles	44,175	(38,024)	6,151	44,175	(30,798)	13,377
Slag conveyance equipment	300,916	(65,851)	235,065	44,375	(11,094)	33,281
Demo module building	6,630,063	(1,709,090)	4,920,973	6,630,063	(1,211,835)	5,418,228
Demo module equipment	35,996	(5,399)	30,597	-	-	-
Grinding circuit	863,678	-	863,678	-	-	-
Leaching and filtration	1,300,618	(195,093)	1,105,525	-	-	-
Fero-silicate storage	4,326	(324)	4,002	-	-	-
Electrowinning building	1,492,853	(111,964)	1,380,889	-	-	-
Site improvements	1,341,557	(226,248)	1,115,309	1,299,630	(160,557)	1,139,073
Site equipment	341,529	(212,091)	129,438	337,140	(165,578)	171,562
Construction in progress	1,102,014	-	1,102,014	5,957,850	-	5,957,850
Capitalized interest	757,065	-	757,065	656,666	-	656,666

	$14,891,003	$(2,779,321)	$12,111,682	$15,645,533	$(1,745,225)	$13,900,308

At September 30, 2011, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project. During the first quarter of 2011, certain demo module equipment, grinding circuit, leaching and filtration system, fero-silicate storage, electrowinning building and the remaining slag conveyance equipment were reclassified from construction in progress to assets that are available for use in the demonstration testing facility.

Depreciation expense was $1,039,556 and $675,585 for the nine months ended September 30, 2011 and 2010, respectively. The depreciation method for the grinding circuit is based on units of production.  During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized for the nine month period ended September 30, 2011.

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

As of September 30, 2011, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At September 30, 2011, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Trade accounts payable	$49,749	$236,019
Accrued compensation and related taxes	27,565	18,075
	$77,314	$254,094

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY

On November 12, 2009, the Company issued an aggregate of 12,078,596 units of securities to certain investors, consisting of 12,078,596 shares of common stock and warrants to purchase an additional 6,039,298 shares of common stock, in a private placement to various accredited investors pursuant to a Securities Purchase Agreement. The Company paid commissions to agents in connection with the private placement in the amount of approximately $1,056,877 and warrants to purchase up to 301,965 shares of common stock.

The warrants issued to the purchasers in the private placement became exercisable on November 12, 2009. The warrants have an expiration date of November 12, 2012 and an initial exercise price of $1.85 per share. Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise.” The warrants have anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price.

The Company determined that the warrants were not afforded equity classification because the warrants are not freestanding and are not considered to be indexed to the Company’s own stock due to the anti-dilution provisions. In addition, the Company determined that the anti-dilution provisions shield the warrant holders from the dilutive effects of subsequent security issuances and therefore the economic characteristics and risks of the warrants are not clearly and closely related to the Company’s common stock. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

As of September 30, 2011, the Company adjusted the warrants as a result of each of the six closings completed under the Seaside financing agreement which is further described in Note 8. In accordance with the terms and conditions of the warrants the following cumulative adjustments were made through September 30, 2011: (i) the exercise price was reduced from $1.85 per share to $1.77 per share, and (ii) the number of warrants was increased by 286,642 warrants.

The following table sets forth the changes in the fair value of derivative liabilities for the nine months ended September 30, 2011:

Beginning balance	$-
Warrants granted	-
Warrants exercised	-
Adjustment to warrants	5,931
Change in fair value	3,116,747

Ending balance	$3,122,678

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used:

2011

Dividend yield	-
Expected volatility	68.29% to 85.90%
Risk-free interest rate	0.21% to 0.84%
Expected life (years)	2.00

Subsequent event - As a result of the Seaside equity funding transaction completed on October 15, 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.76 per share, (ii) the number of warrants was increased by 37,651 and (iii) at October 15, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 324,293 warrants.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending September 30,

2012	$242,505
2013	262,631
2014	284,430
2015	308,037
2016	333,604
Thereafter	147,045

1,578,252
VRIC payable, current portion	242,505

VRIC payable, net of current portion	$1,335,747

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

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

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of the Company’s common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share. If the VWAP is below $0.50 per share, the applicable closing will not occur. In such event, the closing will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two closings may be rescheduled. The May, June, July and August closings did not occur.

The Company has the right, upon written notice to Seaside, to immediately terminate the Purchase Agreement at any time. In no event may the purchase of shares of common stock at a subsequent closing cause Seaside’s beneficial ownership of the Company’s common stock to exceed 9.99% of the number of common shares outstanding after such subsequent closing.

During the nine months ended September 30, 2011, the Company’s stockholders’ equity activity consisted of the following:

a)
On September 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.619395 per share under the Purchase Agreement for gross proceeds of $619,395. Total fees related to this issuance were $2,500.

b)
On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

c)
On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under the Purchase Agreement for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

d)
On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

e)
On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

Subsequent event – On October 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.92803 per share under the Purchase Agreement for gross proceeds of $928,030. Total fees related to this issuance were $2,500.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK HOLDERS EQUITY (continued)

Private placement stock warrants - As a result of the Seaside equity funding transactions completed in the nine month period ended September 30, 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.77 per share, (ii) the number of warrants was increased by 182,116, and (iii) at September 30, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 286,642 warrants. The accounting treatment of these adjustments is discussed in Note 6.

The following table summarizes the Company’s private placement warrant activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2010	13,488,176	$1.84	1.87
Warrants granted	182,116	1.77	1.12
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, September 30, 2011	13,670,292	$1.81	1.12

Subsequent event - As a result of the Seaside equity funding transactions completed on October 15, 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.76 per share, (ii) the number of warrants was increased by 37,651 and (iii) at October 15, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 324,293 warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2011, the Company had 5,376,501 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2011, the Company had the following stock option plans available:

•
2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants.  Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of September 30, 2011, the Company had granted 1,110,000 options under the 2009 Plan with a weighted average exercise price of $1.22 per share. As of September 30, 2011, all of the options granted were outstanding.

•
2009 Directors Plan - Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of September 30, 2011, the Company had granted 707,688 options under the 2009 Directors Plan with a weighted average exercise price of $1.13 per share. As of September 30, 2011, all of the options granted were outstanding.

•
2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2011, the Company had granted 805,811 options under the 2007 Plan with a weighted average exercise price of $1.13 per share. As of September 30, 2011, 791,065 of the options granted were outstanding.

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

Stock warrants – Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed. These grants are on an individual transaction basis and issued upon approval of the Board of Directors.

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

2011

Risk-free interest rate	0.88% - 2.24%
Dividend yield	-
Expected volatility	76.54% - 114.95%
Expected life (years)	2.00 – 8.00

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

Stock-based compensation activity - During the nine month period ended September 30, 2011, the Company granted stock-based awards as follows:

a)
  On September 30, 2011, the Company granted stock options under the 2009 Directors Plan for the purchase of 50,943 shares of common stock at $1.06 per share.  The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)
  On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 610,000 shares of common stock at $1.22 per share. The options were granted to officers and employees. 595,000 of the options are fully vested. 15,000 of the options vest upon the employees’ one year anniversaries. All of the options expire five years after the grant date. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)
  On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 200,000 and 300,000 shares of common stock at $1.22 per share to two of the Company’s officers. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date. At September 30, 2011, management determined that achievement of the performance conditions were probable.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

d)
  On September 21, 2011, the Company granted stock options under the 2007 Plan for the purchase of 100,000 shares of common stock at $1.22 per share to the Company’s CEO. The options vest upon completion of defined events. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At September 30, 2011, management determined that achievement of the performance condition was probable. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)
  On June 30, 2011, the Company granted stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share.  The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

f)
  On March 31, 2011, the Company granted stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share.  The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

g)
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

Expenses for the nine months ended September 30, 2011 and 2010 related to the vesting and granting of stock-based compensation awards were $546,707 and $174,394 respectively, and are included in general and administrative and mineral exploration and evaluation expenses.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2010	2,326,128	$1.58	3.34
Options/warrants granted	1,620,825	1.11	6.46
Options/warrants expired	(770,000)	2.25	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, September 30, 2011	3,176,953	$1.18	5.28

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine months ended September 30, 2011:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2010	600,000	$0.99
Options/warrants granted	815,000	0.65
Options/warrants vested	(200,000)	(0.32)
Options/warrants cancelled	-	-

Unvested, September 30, 2011	1,215,000	$0.87

As of September 30, 2011, there was $728,108 total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2011	$119,188
2012	416,552
2013	184,542
2014	7,826
Thereafter	-

Total	$728,108

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the nine month period ended September 30, 2011, including warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the  Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2010	27,814,304	$1.18	3.09
Options/warrants granted	1,802,941	1.18	5.92
Options/warrants expired	(770,000)	2.25	-
Options/warrants cancelled	(3,000,000)	0.375	-
Options/warranted exercised	-	-	-

Balance, September 30, 2011	25,847,245	$1.23	2.52

During the third quarter of 2011, the Company resolved a dispute with a shareholder. The Company recorded a gain of $502,586 related to the settlement in the form of cancellation of 3,000,000 warrants held by the shareholder. The Company used the Binomial Lattice option pricing model to establish the valuation for recording the cancellation of the warrants with the following assumptions used:

Risk-free interest rate	0.78%
Dividend yield	-
Expected volatility	80.57%
Expected life (years)	2.50

11.	STOCKHOLDER RIGHTS PLAN

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes.  Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Deferred income tax assets:

Net operating loss carryforward	$12,034,114	$10,185,401
Option compensation	546,083	409,050
Property, plant & equipment	499,810	299,428

Gross deferred income tax assets	13,080,007	10,893,879
Less: valuation allowance	-	(409,050)

Net deferred income tax assets	13,080,007	10,484,829

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(42,117,458)	$(44,712,636)

The realizability of deferred tax assets are reviewed at each balance sheet date.  The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets.  The reversal of the deferred tax liabilities is sufficient to support the deferred tax assets and therefore, no valuation allowance has been established.

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

A reconciliation of the tax benefit for the nine month periods ended September 30, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30, 2011	September 30, 2010

Income tax benefit at statutory rates	$3,252,872	$2,283,863

Reconciling items:
Non-deductible items	(1,066,744)	43,750
Change in valuation allowance	409,050	2,320

Income tax benefit	$2,595,178	$2,329,933

The Company had cumulative net operating losses of approximately $31,668,722 and $26,803,688 as of September 30, 2011 and December 31, 2010, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2031.

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

For the nine month periods ended September 30, 2011 and 2010, the state income tax benefit which is included in the total tax benefit was $450,634 and $316,393, respectively.

The Company had cumulative net operating losses of approximately $19,820,488 and $16,144,965 as of September 30, 2011 and December 31, 2010, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2012 and 2016.

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

Lease obligations - The Company rents office space in Henderson, Nevada.  The lease agreement expired in November 2006, and the Company continues to rent the existing space under month-to-month terms. As of September 30, 2011, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $26,820 and $38,040 for the nine month periods ended September 30, 2011 and 2010, respectively.

Employment contracts - Martin B. Oring.  On October 1, 2010, the Company entered into an employment agreement and stock option agreement with Mr. Oring as its Chief Executive Officer and President.  The agreement is on an at-will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees. On July 1, 2011, Mr. Oring’s annual compensation was adjusted to $200,000.

Carl S. Ager.  The Company entered into an employment agreement with Carl S. Ager, its Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Ager an annual salary of $160,000.  From September 1, 2010 through June 30, 2011, Mr. Ager voluntarily agreed to reduce his cash compensation by 25%. In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams.  The Company entered into an employment agreement with Melvin L. Williams, its Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked.  From September 1, 2010 through June 30, 2011, Mr. Williams voluntarily agreed to reduce his cash compensation by 25%. In the event the employment agreement is terminated by the Company without cause, the Company will pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

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

Total advance royalty payments to NMC for the nine months ended September 30, 2011 amounted to $135,000 and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing.  At September 30, 2011 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2011, of the total cash held by banks, the Company had deposits in excess of FDIC insured limits in the amount of $4,528,077.

16.	CONCENTRATION OF ACTIVITY

For the nine months ended September 30, 2011, the Company purchased services from two major vendors, Arrakis, Inc. and Baker Hostetler, which exceeded more than 10% of total purchases and amounted to $1,181,076 and $753,502, respectively.

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

For the nine month period ended September 30, 2011, the Company incurred total reimbursement of expenses to NMC of $8,203 and advance royalty payments of $135,000. At September 30, 2011, the Company had an outstanding balance due to NMC of $17,324.

For the nine month period ended September 30, 2010, the Company incurred total fees and reimbursement of expenses to NMC of $252,501 and $33,621, respectively. At September 30, 2010, the Company had an outstanding balance due to NMC of $17,880.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	RELATED PARTY TRANSACTIONS (continued)

Cupit, Milligan, Ogden & Williams, CPAs - During the nine month period ended September 30, 2011, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services.  Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $111,431 and $121,632 for the nine month periods ended September 30, 2011 and 2010, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $37,886 and $51,085 of the above CMOW fees and expenses for the nine month periods ended September 30, 2011 and 2010, respectively. The Company had an outstanding balance due to CMOW of $23,304 and $31,705 as of September 30, 2011 and 2010, respectively.

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

19.	GAIN ON DISPUTE RESOLUTION

During the third quarter of 2011, the Company resolved a dispute with a shareholder. The Company recorded a gain of $502,586 related to the settlement in the form of cancellation of 3,000,000 warrants held by the shareholder. The Company used the Binomial Lattice option pricing model to establish the valuation of the warrants with the following assumptions used:

Risk-free interest rate	0.78%
Dividend yield	-
Expected volatility	80.57%
Expected life (years)	2.50

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS

During the third quarter of 2011, the Company identified errors related to the accounting treatment of private placement warrants containing non-customary anti-dilutive provisions and for modifications of the term and exercise price of certain private placement warrants. The Company assessed the materiality of these errors in accordance with Staff Accounting Bulletin No. 108 and determined that the errors were qualitatively immaterial to previously reported amounts contained in its periodic reports. The Company intends to correct the errors through subsequent periodic filings.

The effects of recording these immaterial errors to the consolidated balance sheets for each of the reporting periods from December 31, 2008 through June 30, 2011 are provided in the tables below. The effects of recording these immaterial errors to the consolidated statements of operations for the three month periods ended March 31, 2009, 2010 and 2011, for the three and six month periods ended June 30, 2009, 2010 and 2011, for the three and nine month periods ended September 30, 2009 and 2010, for the years ended December 31, 2009 and 2010 and for the periods of inception through December 31, 2009 and 2010 are presented in the tables below. None of the adjustments had an impact on cash flows for any of the periods presented below.

Summarized Consolidated Balance Sheet - December 31, 2008	As Previously Reported	Adjustment	Notes	As Revised

Additional paid-in capital	$126,854,760	$1,826,670	(a)	$128,681,430
Accumulated deficit during exploration stage	(13,356,482)	(1,826,670)	(a)	(15,183,152)
Total stockholders’ equity	113,604,132	-		113,604,132

Summarized Consolidated Balance Sheet - March 31, 2009	As Previously Reported	Adjustment	Notes	As Revised

Additional paid-in capital	$127,024,412	$1,826,670	(a)	$128,851,082
Accumulated deficit during exploration stage	(14,336,537)	(1,826,670)	(a)	(16,163,207)
Total stockholders’ equity	112,794,236	-		112,794,236

Summarized Consolidated Balance Sheet - June 30, 2009	As Previously Reported	Adjustment	Notes	As Revised

Additional paid-in capital	$127,094,138	$1,826,670	(a)	$128,920,808
Accumulated deficit during exploration stage	(15,414,866)	(1,826,670)	(a)	(17,241,536)
Total stockholders’ equity	111,785,740	-		111,785,740

Summarized Consolidated Balance Sheet - September 30, 2009	As Previously Reported	Adjustment	Notes	As Revised

Additional paid-in capital	$127,168,599	$1,826,670	(a)	$128,995,269
Accumulated deficit during exploration stage	(16,551,356)	(1,826,670)	(a)	(18,378,026)
Total stockholders’ equity	110,723,821	-		110,723,821

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS (continued)

Summarized Consolidated Balance Sheet - December 31, 2009	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$4,253,409	(c)(d)	$4,253,409
Total liabilities	50,501,368	4,253,409		54,754,777
Additional paid-in capital	141,029,875	714,966	(a)(b)(c)	141,744,841
Accumulated deficit during exploration stage	(17,491,906)	(4,968,375)	(a)(b) and (d)	(22,460,281)
Total stockholders’ equity	123,656,737	(4,253,409)		119,403,328

Summarized Statement of Operations - For the Year Ended December 31, 2009	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$28,580	(d)	$28,580
Total other income (expense)	3,815	28,580	(d)	32,395
Net income (loss)	(4,135,424)	28,580	(d)	(4,106,844)
Net income (loss) per common share – basic and diluted	$(0.04)	$-		$(0.04)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through December 31, 2009	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$28,580	(d)	$28,580
Total other income (expense)	661,113	28,580	(d)	689,693
Net income (loss)	(17,491,906)	28,580	(d)	(17,463,326)

Summarized Consolidated Balance Sheet - March 31, 2010	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$3,211,378	(c) through (e)	$3,211,378
Total liabilities	49,446,648	3,211,378		52,658,026
Additional paid-in capital	141,075,978	714,966	(a)(b)(c)	141,790,944
Accumulated deficit during exploration stage	(18,518,583)	(3,926,344)	(a)(b) and (d) through (e)	(22,444,927)
Total stockholders’ equity	122,676,178	(3,211,378)		119,464,800

Summarized Statement of Operations - For the three months ended March 31, 2010	As Previously Reported	Adjustment	Notes	As Revised
Change in fair value of derivative warrant liability	$-	$1,042,031	(e)	$1,042,031
Total other income (expense)	5,740	1,042,031	(e)	1,047,771
Net income (loss)	(1,026,677)	1,042,031	(e)	15,354
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$-

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS (continued)

Summarized Consolidated Balance Sheet - June 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$1,597,161	(c) through (f)	$1,597,161
Total liabilities	48,530,744	1,597,161		50,127,905
Additional paid-in capital	141,159,616	714,966	(a)(b)(c)	141,874,582
Accumulated deficit during exploration stage	(19,788,324)	(2,312,127)	(a)(b) and (d) through (f)	(22,100,451)
Total stockholders’ equity	121,490,101	(1,597,161)		119,892,940

Summarized Statement of Operations - For the three months ended June 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$1,614,217	(f)	$1,614,217
Total other income (expense)	14,865	1,614,217	(f)	1,629,082
Net income (loss)	(1,269,242)	1,614,217	(f)	344,975
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$-

Summarized Statement of Operations - For the six months ended June 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$2,656,248	(e)(f)	$2,656,248
Total other income (expense)	20,603	2,656,248	(e)(f)	2,676,851
Net income (loss)	(2,296,418)	2,656,248	(e)(f)	359,830
Net income (loss) per common share – basic and diluted	$(0.02)	$0.02		$-

Summarized Consolidated Balance Sheet - September 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$3,344,591	(c) through (g)	$3,344,591
Total liabilities	47,518,941	3,344,591		50,863,532
Additional paid-in capital	141,249,219	714,966	(a)(b)(c)	141,964,185
Accumulated deficit during exploration stage	(21,172,140)	(4,059,557)	(a)(b) and (d) through (g)	(25,231,697)
Total stockholders’ equity	120,195,897	(3,344,591)		116,851,306

Summarized Statement of Operations - For the three months ended September 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$(1,747,430)	(g)	$(1,747,430)
Total other income (expense)	14,945	(1,747,430)	(g)	(1,732,485)
Net loss	(1,383,316)	(1,747,430)	(g)	(3,130,746)
Net loss per common share – basic and diluted	$(0.01)	$(0.01)		$(0.03)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS (continued)

Summarized Statement of Operations - For the nine months ended September 30, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$908,818	(e)(f)(g)	$908,818
Total other income (expense)	35,550	908,818	(e)(f)(g)	944,368
Net income (loss)	(3,680,234)	908,818	(e)(f)(g)	(2,771,416)
Net income (loss) per common share – basic and diluted	$(0.03)	$0.01		$(0.02)

Summarized Consolidated Balance Sheet - December 31, 2010	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$993,386	(c) through (i)	$993,386
Total liabilities	46,781,075	993,386		47,774,461
Additional paid-in capital	143,504,547	714,966	(a)(b)(c)	144,219,513
Accumulated deficit during exploration stage	(22,492,044)	(1,708,352)	(a)(b) and (d) through (i)	(24,200,396)
Total stockholders’ equity	121,135,521	(993,386)		120,142,135

Summarized Statement of Operations - For the Year Ended December 31, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$3,260,023	(e) through (i)	$3,260,023
Total other income (expense)	30,590	3,260,023	(e) through (i)	3,290,613
Net income (loss)	(5,000,138)	3,260,023	(e) through (i)	(1,740,115)
Net income (loss) per common share – basic and diluted	$(0.04)	$0.03		$(0.01)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through December 31, 2010	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$3,288,603	(d) through (i)	$3,288,603
Total other income (expense)	691,703	3,288,603	(d) through (i)	3,980,306
Net income (loss)	(22,492,044)	3,288,603	(d) through (i)	(19,203,441)

Summarized Consolidated Balance Sheet - March 31, 2011	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$-		$-
Total liabilities	45,702,437	-		45,702,437
Additional paid-in capital	145,221,693	714,966	(a)(b)(c)	145,936,659
Accumulated deficit during exploration stage	(23,928,610)	(714,966)	(a)(b) and (d) through (k)	(24,643,576)
Total stockholders’ equity	121,419,101	--		121,419,101

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS (continued)

Summarized Statement of Operations - For the three months ended March 31,2011	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$993,386	(j)(k)	$993,386
Total other income (expense)	(517,859)	993,386	(j)(k)	475,527
Net income (loss)	(1,436,566)	993,386	(j)(k)	(443,180)
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$-

Summarized Consolidated Balance Sheet - June 30, 2011	As Previously Reported	Adjustment	Notes	As Revised

Derivative warrant liability	$-	$-		$-
Total liabilities	45,074,141	-		45,074,141
Additional paid-in capital	145,734,309	714,966	(a)(b)(c)	146,449,275
Accumulated deficit during exploration stage	(24,963,266)	(714,966)	(a)(b) and (d) through (k)	(25,678,232)
Total stockholders’ equity	120,898,061	-		120,898,061

Summarized Statement of Operations - For the three months ended June 30, 2011	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$-		$-
Total other income (expense)	9,815	-		9,815
Net loss	(1,034,798)	-		(1,034,798)
Net loss per common share – basic and diluted	$(0.01)	$-		$(0.01)

Summarized Statement of Operations - For the six months ended June 30, 2011	As Previously Reported	Adjustment	Notes	As Revised

Change in fair value of derivative warrant liability	$-	$993,386	(j)(k)	$993,386
Total other income (expense)	(507,928)	993,386	(j)(k)	485,458
Net income (loss)	(2,471,222)	993,386	(j)(k)	(1,477,836)
Net income (loss) per common share – basic and diluted	$(0.02)	$0.01		$(0.01)

The following is a summary of the differences between the consolidated financial statements as previously reported and the consolidated financial statements as revised for the errors detected:

(a)
Additional paid-in capital and accumulated deficit during exploration stage were increased by $1,826,670 as a result of the first amendment to the February 23, 2007 and March 22, 2007 private placement warrants which included extending the term to March 1, 2010 and reducing the exercise price to $2.40 per share.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

20.	CORRECTION OF IMMATERIAL ERRORS (continued)

(b)
Additional paid-in capital and accumulated deficit during exploration stage were increased by $3,170,285 as a result of the second amendment to the February 23, 2007 and March 22, 2007 private placement warrants and the first amendment to the December 26, 2007 and February 7, 2008 private placement warrants which included extending the term to November 12, 2012 and reducing the exercise price to $1.85 per share.

(c)
Additional paid-in capital was decreased and the derivative warrant liability was increased by $4,281,989 as a result recognizing the fair value of the warrants issued with the November 12, 2009 private placement as a derivative warrant liability due to the warrants containing non-customary anti-dilution provisions.

(d)
The derivative warrant liability was reduced by $28,580 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of December 31, 2009.

(e)
The derivative warrant liability was reduced by $1,042,031 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of March 31, 2010.

(f)
The derivative warrant liability was reduced by $1,614,217 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of June 30, 2010.

(g)
The derivative warrant liability was increased by $1,747,430 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of September 30, 2010.

(h)
The derivative warrant liability was increased by $1,186 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the first adjustment to the November 12, 2009 private placement warrants for the first closing of the Seaside equity funding transaction completed on December 23, 2010.

(i)
The derivative warrant liability was decreased by $2,352,391 and a gain on the change in fair value of the derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of December 31, 2010.

(j)
The derivative warrant liability was increased by $3,006 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the second adjustment to the November 12, 2009 private placement warrants for the second closing of the Seaside equity funding transaction completed on January 18, 2011.

(k)
The derivative warrant liability was reduced by $996,392 and a gain on the change in fair value of the derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of March 31, 2011.

The derivative warrant liability was not changed by the third, fourth or fifth closings of the Seaside equity funding transactions completed on February 15, 2011, March 15, 2011 and April 15, 2011 as the fair value of the warrants was determined to be zero at each of those dates. Additionally, the fair market value of the derivative warrant liability was determined to be zero as of June 30, 2011.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2011 and changes in our financial condition from our year ended December 31, 2010.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the third quarter of 2011, we received the results of a progress report from independent engineering firm SGS Lakefield Research Chile, S.A. (“SGS”).

SGS performed a number of autoclave tests, under various metallurgical conditions, using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies . Results from the optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution.  The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. These results confirm the previous autoclave test results performed by our technical consultants, which yielded up to 0.5 opt of gold into solution using both of these methods. These results are consistent with other tests and analyses conducted by other independent consultants as well as our pilot test conducted last year at the Clarkdale Facility using a similar leach in an ambient temperature and pressure environment, rather than under autoclave conditions.  Moreover, the SGS test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach, thereby improving the ability to recover gold from solution and thus improving process technical feasibility.

We are currently performing additional autoclave tests through our consultants and SGS to confirm and prove the repeatability of the optimized metallurgical protocols that yielded the highest gold extraction into solution at SGS.  We are also performing gold recovery and extraction tests to determine the best method of recovering gold from the pregnant leach solution. This important step will also provide the data necessary to determine the recovered gold grade from solution and is expected to result in the production of gold dore, providing determination of recoverable gold grades.

SGS has advised us that the results of this test work is largely based on the analysis carried out on gold solutions emanating from the tests, by atomic absorption spectrophotometry.  These analyses of gold in solution are not in agreement with fire assays analyses, which are both prone to analytical difficulties due to the refractory nature of the slag.  Both SGS and Arrakis, Inc. (“Arrakis”) have recommended proceeding directly to the recovery of gold from solution using carbon or ion exchange resin technologies or other commonly used methods of extracting gold from solution.  The recovery of gold will not only define the most cost-effective method of such recovery, but should also provide a tighter definition to the total process system mass balance.

Concurrent with these tests, we have commenced planning for limited continuous pilot tests in a larger multi-compartment autoclave (30-50 liters) as we move towards the completion of a bankable feasibility study. These limited continuous pilot tests will replicate a commercial autoclave system and should provide sufficient operating data to design and conduct the larger 7-10 day continuous pilot test required to obtain a bankable feasibility study and to design a commercial-scale production facility.

Clarkdale Slag Project – SGS Tests and Analysis

We engaged SGS to conduct bench-scale autoclave testing on material from our Clarkdale Slag Project, which contains approximately 20 million tons of copper smelter slag.  SGS, with offices and laboratory facilities in Australia, Canada, Chile, Europe, Mexico, South Africa and Russia, has been providing metallurgical testing for the mining industry for over 60 years and is recognized as a world leader in the development and demonstration of bankable flowsheets and pilot plant programs. We retained SGS because SGS has the necessary qualifications, credentials and equipment to independently evaluate the processing methodology and autoclaving results previously achieved by our technical consultants.

Previous bench-and pilot-scale tests conducted during 2010 at the Clarkdale, Arizona pilot facility (the “Plant”) demonstrated that gold, copper and zinc could be extracted into an acid solution using chlorine compounds coupled with sulfuric acid at ambient temperature and pressure. However, due to the large quantity of iron and silica also dissolved during the process, the gold was extremely difficult to remove from solution.

We therefore sought alternate autoclaving methods for extracting metals from the slag. The methods that were examined included POX and POL. The POX method is a two-step process that uses sulfuric acid under elevated temperature and pressure to pre-treat (oxidize) an ore and dissolve base metals into solution prior to dissolving gold into solution in a subsequent ambient temperature and pressure leach. The POL method represents a variation of the Pressure Acid Leach (“PAL”) method, which operates at low pH with selective chemistry to dissolve the metal or metals of interest directly in the autoclave, resulting in a one-step process that places gold into solution. Test data confirms that if conducted correctly, only the metal of interest is placed into solution, with very minimal amounts of other elements being dissolved.

During the second half of 2010 and first half of 2011, Arrakis,, an independent metallurgical testing and analytical company, as well as our other independent consultants conducted over 100 bench-scale autoclave tests. The majority were comprised of two-part POX tests in which the Clarkdale slag was pre-oxidized in an 8-liter Parr Autoclave using sulfuric acid, and then the residue was subjected to the same chlorine chemistry leach originally used at the Plant to extract gold into solution.  The POX tests indicated that a gold grade of 0.5 opt could be consistently placed into solution with reduced iron and silica, thereby improving the ability to recover gold from solution and thus improving process technical feasibility. A qualified and internationally recognized independent third party laboratory was therefore sought to confirm these results as a precursor to performing a continuous autoclave pilot test.  SGS was retained to perform these tests.  Our technical team subsequently traveled to Santiago, Chile with chain-of-custody Clarkdale slag samples and testing was commenced.

James Murray, President, Arrakis, managed and coordinated the test work; Richard Kunter, Richard S. Kunter and Associates, provided technical direction to the SGS testing program assisted by Roger Kelley, R.J. Kelley, Consulting Metallurgist, all of whom also provided independent expert reports to us with regard to the results at SGS.  The conclusions drawn by the three independent consultants, in reviewing the SGS test work, confirm the results and conclusions of SGS.

Six POX tests and 12 POL tests were conducted at SGS.  The initial tests for both methods showed lower gold values being recovered into solution while later optimized tests for both methods showed significantly higher gold values. This increase was due in large part to the necessarily empirical method of the autoclave tests whereby problems involving autoclave mechanical issues and chemistry formulations were resolved as they were identified. As subsequently corrected autoclave tests were conducted, gold values in solution increased. Both POX and POL tests therefore resulted in negligible amounts of gold recovered into solution at the beginning of the testing when several problems existed and approximately 0.5-0.6 opt gold at the end of the test period, as test protocols were optimized.

We are currently performing additional autoclave tests to support gold recovery from solution and have commenced the gold recovery tests.  Concurrent with these tests, we have commenced planning for limited continuous pilot tests in a larger multi-compartment autoclave (30-50 liters) as we move towards the completion of a bankable feasibility study.

Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appears to consistently place higher grades of gold into solution, this process is likely superior to the POX method in achieving desired results.  We will make a decision in the near future regarding which process to utilize in further pilot testing.

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

Our primary goal consistently has been to demonstrate the economic viability of the Clarkdale Slag Project, including the generation of a bankable feasibility study.  This work has required developing a technically viable flow sheet for extracting gold, silver, copper and zinc from the slag material at the Clarkdale Slag Project site.  We began work on the Clarkdale Slag Project under a joint venture arrangement with Verde River Iron Company (“VRIC”), the then-existing owners of the Clarkdale Slag Project site.  We engaged qualified independent engineers, and drilled and sampled the slag pile, under chain-of-custody standards, in order to understand potential grades and tonnages.  After obtaining results from these efforts, we proceeded to work on the metallurgy capable of unlocking the value of the metals contained in the slag material.  To achieve this objective, we operated a small pilot plant in Phoenix, Arizona, and completed an internal pre-feasibility study.  The results of this work demonstrated that, with proper grinding, a simple halide leach could extract the precious and base metals in sufficient quantities which could potentially be economically viable.  The next step involved the construction of a larger pilot plant (production module) at the Clarkdale Slag Project site, which was designed to test the commercial viability of the process and to complete a feasibility study.  We proceeded to build one production module rather than complete a theoretical feasibility study.  Concurrently, we completed the acquisition of the Clarkdale Slag Project site from the previous owners.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000.  As of November 11, 2011, we had cash reserves in the amount of approximately $5,900,000.  Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we may require additional financing in order to fund these activities.

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

Critical Accounting Policies

Use of estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring our estimate and assumption include the valuation of stock-based compensation and derivative warrant liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Impairment of long-lived assets - We review and evaluate our long-lived assets for impairment at each balance sheet date and document such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property. To date, no such impairments have been identified.

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. While we have incurred losses from operations, these losses have not been in excess of planned expenditures on the specific mineral properties in order to ultimately realize their value.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(2,055,300)	(2,195,920)	(6.4)%	(5,432,322)	(6,166,405)	(11.9)%
Other income (expense)	(2,619,938)	14,945	(17,631)%	(3,127,867)	35,550	(8,898.5)%
Income tax benefit	1,181,575	797,659	48.1%	2,595,178	2,329,933	11.4%
Gain from discontinued operations	-	-	n/a	-	120,688	(100.0)%
Net loss	$(3,493,663)	$(1,383,316)	(152.6)%	$(5,965,011)	$(3,680,234)	62.1%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the nine month period ended September 30, 2011.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent Increase/ (Decrease)	2011	2010	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$767,497	$1,009,116	(23.9)%	$1,949,572	$2,476,213	(21.3)%
Mineral exploration and evaluation expenses – related party	48,145	78,865	(39.0)%	143,203	286,122	(50.0)%
Administrative – Clarkdale site	54,050	196,988	(72.6)%	240,738	595,714	(59.6)%
General and administrative	808,928	651,844	24.1%	1,947,822	2,011,139	(3.1)%
General and administrative – related party	33,871	31,705	6.8%	111,431	121,632	(8.4)%
Depreciation	342,809	227,402	50.8%	1,039,556	675,585	53.9%
Total operating expenses	$2,055,300	$2,195,920	(6.4)%	$5,432,322	$6,166,405	(11.9)%

Nine month period ended September 30, 2011 and 2010. Operating expenses decreased by 11.9% to $5,432,322 during the nine month period ended September 30, 2011 from $6,166,405 during the nine month period ended September 30, 2010.  Operating expenses decreased primarily as a result of lower costs related to our Clarkdale site, as we focus on autoclave testing, and lower general and administrative expenses, as a result of our cost control measures.  These decreased costs were partially offset by an increase in our depreciation expense of facilities at our Clarkdale site placed in service during the first quarter of 2011.

Mineral exploration and evaluation expenses decreased to $1,949,572 during the nine month period ended September 30, 2011 from $2,476,213 during the nine month period ended September 30, 2010.  Mineral exploration and evaluation expenses decreased primarily as a result of our current work program related to the Clarkdale Slag Project being focused on autoclave testing which is being conducted by outside independent laboratories.  This allowed for a reduction in on-site staffing and site operating costs.

In addition, we incurred mineral exploration and evaluation expenses to a related party in the amounts of $143,203 and $286,122 during the nine month periods ended September 30, 2011 and 2010, respectively, to Nanominerals Corp. (“NMC). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities Effective January 1, 2011, the parties agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred. Prior to January 1, 2011, we paid a negotiated monthly fee ranging from $15,000 to $30,000, plus reimbursement of expenses incurred.

Administrative – Clarkdale site expenses decreased to $240,738 during the nine month period ended September 30, 2011 from $595,714 for the nine month period ended September 30, 2010. Administrative costs at the Clarkdale site decreased due to a significant change in our work program for the Clarkdale Slag Project from preproduction activities to autoclave testing conducted primarily by outside independent laboratories resulting in less on-site activity.

General and administrative expenses decreased to $1,947,822 during the nine month period ended September 30, 2011 from $2,011,139 during the nine month period ended September 30, 2010.  General and administrative expenses decreased primarily as a result of continued cost control measures.

Included in general and administrative – related party were the amounts of $111,431 and $121,632 for the nine month periods ended September 30, 2011 and 2010, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $37,886 and $51,085 of the above Cupit, Milligan, Ogden & Williams fees for the nine month periods ended September 30, 2011 and 2010, respectively. The decrease in fees is attributed primarily to the reduction in activity at the Clarkdale site.

Depreciation expense increased to $1,039,556 during the nine month period ended September 30, 2011 from $675,585 during the nine month period ended September 30, 2010.  Depreciation expense increased as a result of bringing additional facilities at our Clarkdale site into service during the first quarter of 2011.

Three month period ended September 30, 2011 and 2010. Operating expenses decreased by 6.4% to $2,055,300 during the three month period ended September 30, 2011 from $2,195,920 during the three month period ended September 30, 2010.  Operating expenses decreased primarily as a result of lower costs related to our Clarkdale site, as we focus on autoclave testing. These decreased costs were partially offset by increases in our depreciation expense for equipment in service and general and administrative expenses, as a result of granting stock options to employees and officers in the third quarter of 2011.

Mineral exploration and evaluation expenses decreased to $767,497 during the three month period ended September 30, 2011 from $1,009,116 during the three month period ended September 30, 2010.  Mineral exploration and evaluation expenses decreased primarily as a result of moving from the pre-production phase on the Clarkdale project to autoclave testing conducted by outside independent laboratories.

In addition, included in mineral exploration and evaluation expenses – related party were the amounts of $48,145 and $78,865 incurred in the three month periods ended September 30, 2011 and 2010, respectively, to NMC.

Administrative – Clarkdale site expenses decreased to $54,050 during the three month period ended September 30, 2011 from $196,988 for the three month period ended September 30, 2010. Administrative costs at the Clarkdale site decreased due to moving from the pre-production phase on the Clarkdale project to autoclave testing conducted by outside independent laboratories.

General and administrative expenses increased by 24.1% to $808,928 during the three month period ended September 30, 2011 from $651,844 during the three month period ended September 30, 2010.  General and administrative expenses increased primarily due to the granting of stock options to employees and directors in the third quarter of 2011 resulting in additional stock based compensation. There were no stock options granted in the third quarter of 2010.

In addition, we incurred $33,871 and $31,705 during the three month periods ended September 30, 2011 and 2010, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $11,516 and $13,316 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended September 30, 2011 and 2010, respectively.

Depreciation expense increased to $342,809 during the three month period ended September 30, 2011 from $227,402 during the three month period ended September 30, 2010.  Depreciation expense increased as a result of bringing additional facilities at our Clarkdale site into service during the first quarter of 2011.

Other Income and Expenses

Nine month period ended September 30, 2011 and 2010.  Total other income (expense) decreased to $(3,127,867) during the nine month period ended September 30, 2011 from $35,550 during the nine month period ended September 30, 2010.  The decrease in total other income (expense) was primarily a result of an a $3,122,678 loss recognized due to the change in fair value of our derivative warrant liability which was recorded in the third quarter of 2011 and to a $536,479 loss on the sale of equipment. These losses were partially offset by a $502,586 gain on dispute resolution which represented the fair value of 3,000,000 warrants returned to the Company by a shareholder.

Three month period ended September 30, 2011 and 2010.  Total other income decreased to $(2,619,938) during the three month period ended September 30, 2011 from $14,945 during the three month period ended September 30, 2010.  The decrease in total other income primarily resulted from a $3,122,678 loss recognized due to the change in fair value of our derivative warrant liability which was recorded in the third quarter of 2011. This loss was partially offset by a $502,586 gain on dispute resolution which represented the fair value of 3,000,000 warrants returned to the Company by a shareholder.

Income Tax Benefit

Nine month period ended September 30, 2011 and 2010.  Our income tax benefit increased to $2,595,178 for the nine month period ended September 30, 2011 from $2,329,933 during the nine month period ended September 30, 2010.  The increase in income tax benefit primarily resulted from the change in the valuation allowance on stock based compensation.

Three month period ended September 30, 2011 and 2010.  Income tax benefit increased to $1,181,575 for the three month period ended September 30, 2011 from $797,659 during the three month period ended September 30, 2010. The increase in income tax benefit primarily resulted from the change in the valuation allowance on stock based compensation. during the three month period ended September 30, 2011.

Gain from Discontinued Operations

Nine month period ended September 30, 2011 and 2010. Prior to our corporate restructuring in 2005, we had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the United Kingdom (“UK”).  These expenses were related to business operations which were discontinued in February 2005.  In the first quarter of 2010, we updated our internal review of the status of the Phage Payables and recorded a $120,688 gain resulting from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gain is reflected as a gain from discontinued operations. There was no tax impact as the prior expenses occurred while we operated outside the United States and the losses are not included in our net operating losses.

Net Loss

Nine month period ended September 30, 2011 and 2010.  The aforementioned factors resulted in a net loss of $5,965,011, or $0.05 per common share, for the nine month period ended September 30, 2011, as compared to a net loss of $3,680,234, or $0.03 per common share, for the nine month period ended September 30, 2010.

Three month period ended September 30, 2011 and 2010.  The aforementioned factors resulted in a net loss of $3,493,663, or $0.03 per common share, for the three month period ended September 30, 2011, as compared to a net loss of $1,383,316, or $0.01 per common share, for the three month period ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, we had cumulative net operating loss carryforwards of approximately $31,668,722 and $26,803,688, respectively for federal income taxes.  The federal net operating loss carryforwards expire between 2025 and 2031.

We had cumulative state net operating losses of approximately $19,820,488 and $16,144,965 as of September 30, 2011 and December 31, 2010, respectively for state income tax purposes.  The state net operating loss carryforwards expire between 2012 and 2016.

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

Since December 31, 2010, we have completed six additional monthly closings of 1,000,000 shares each between January 18, 2011 and October 15, 2011 at a weighted per share purchase price of approximately $0.60445 resulting in gross proceeds to us of $3,626,695.  Total fees related to these six closings were $15,000.

The per share purchase price of the shares sold in each transaction will be at a price equal to the volume weighted average trading price of our common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  For any closing to take place, the VWAP must be at least $0.50 per share.  If the VWAP is below $0.50 per share, the applicable closing will not occur.  In such event, the closing will be rescheduled to occur following the end of the originally scheduled closings under the Purchase Agreement, provided that only two closings may be rescheduled.  The May and June closings did not occur and were rescheduled. Additionally, the July and August closings did not occur.

In connection with a private placement which was completed on November 12, 2009, we issued common stock purchase warrants to purchase up to 6,341,263 shares of common stock, including warrants issued to investors as commissions to agents, at an exercise price of $1.85 per share.  These warrants currently expire on November 12, 2012.  Further, based on the transactions related to the Purchase Agreement and an anti-dilution provision in the warrants issued in the private placement, the aggregate number of warrants issued in connection with the private placement and their exercise price have been adjusted.  From the initial closing of the Purchase Agreement on December 23, 2010 through the most recent closing on October 15, 2011, we have issued an additional 324,293 warrants to the holders of the warrants issued in connection with the private placement and the exercise price of the warrants has been adjusted down to $1.76 per share.  In all other respects, the terms and conditions of these warrants remain the same.

Working Capital

The following is a summary of our working capital at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Percent Increase/(Decrease)
Current Assets	$5,780,226	$7,071,070	(18.3	) %
Current Liabilities	(360,447)	(549,013)	(34.3	) %
Working Capital	$5,419,779	$6,522,057	(16.9	) %

As of September 30, 2011, we had an accumulated deficit of $29,172,021. As of September 30, 2011, we had working capital of $5,419,779, compared to working capital of $6,522,057 as of December 31, 2010.  The decrease in our working capital was primarily attributable to a reduction in cash.  Cash was $5,714,790 as of September 30, 2011, as compared to $6,996,027 as of December 31, 2010. The decrease in our cash balance was due to our net loss and principal payments on the VRIC payable, partially offset by completion of five funding placements for net proceeds of $2,686,165 and to proceeds from the disposition of equipment of $365,613.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $42,117,458 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project.  A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Also included in long term liabilities in the accompanying consolidated financial statements is a balance of $3,122,678 for deferred warrant liability related to certain private placement warrants which contain non-customary anti-dilution provisions. The deferred warrant liability is measured at fair value at each reporting period and will be settled upon the occurrence of warrant holders exercising their warrants or by the expiration of the warrants on November 12, 2012. The derivative warrant liability does not require cash settlement by us.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2011	2010	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,995,217)	$(5,595,407)	(28.6)%
Cash Flows Provided (Used) in Investing Activities	212,591	(776,460)	(127.4)%
Cash Flows Provided (Used) by Financing Activities	2,501,389	(175,336)	(1,526.6)%
Net Change in Cash During Period	$(1,281,237)	$(6,547,203)	(80.4)%

Net Cash Used in Operating Activities.  Net cash used in operating activities decreased to $3,995,217 during the nine month period ended September 30, 2011 from $5,595,407 during the nine month period ended September 30, 2010.  The decrease in cash used in operating activities was primarily due to decreased cash charges and increased non-cash charges to our loss from operations including depreciation, stock based expenses and the change in fair value of the derivative warrant liability.

Net Cash Provided (Used) in Investing Activities.  Net cash received from investing activities was $212,591 during the nine month period ended September 30, 2011, as compared to net cash used of $776,460 during the nine month period ended September 30, 2010.  The change was primarily a result of a decrease in purchases of property and equipment relating to the Clarkdale Slag Project and to proceeds received from the sale of equipment of $365,613 in the third quarter of 2011.

Net Cash Provided (Used) by Financing Activities.  Net cash provided by financing activities was $2,501,389 for the nine month period ended September 30, 2011 compared to net cash used by financing activities of $175,336 for the nine month period ended September 30, 2010.  Net cash provided by financing activities during the nine month period ended September 30, 2011 primarily resulted from net proceeds from funding transactions of $2,686,165 partially offset by principal payments on the capital lease and the VRIC payable.  Net cash used by financing activities during the nine month period ended September 30, 2010 primarily resulted from principal payments on the capital lease and the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project.  Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,300,000.  As of November 11, 2011, we had cash reserves in the amount of approximately $5,900,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have sufficient financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $5,714,790 at September 30, 2011 and $6,996,027 at December 31, 2010.  Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future interest income.

Item 4.  Controls and Procedures

Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2011.

Item 5.  Other Information

None

Item 6.  Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

23.1	Consent of SGS Lakefield Research Chile, S.A.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 14, 2011	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ MELVIN L. WILLIAMS
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)