Form 10-K/A
period 2010-12-31
Searchlight Minerals Corp.
filed 2012-03-06
CIK 1084226

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K (the “2010 Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2010, originally filed by Searchlight Minerals Corp. with the Securities and Exchange Commission (“SEC”) on March 4, 2011. The following items have been amended:

PART I - Item 1.	Business

PART I - Item 1A.	Risk Factors

PART II - Item 6.	Selected Financial Data

PART II - Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II - Item 8.	Financial Statements and Supplementary Data

PART II - Item 9A	Controls and Procedures

PART IV - Item 15.	Exhibits and Financial Statement Schedules

In addition to the filing of this 2010 Form 10-K/A, we are also concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30, 2011. The amendments to our Quarterly Reports on Form 10-Q will be filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. This 2010 Form 10-K/A is being filed to restate our financial statements for the years ended December 31, 2008, 2009 and 2010.

As disclosed in a Current Report on Form 8-K we filed with the SEC on January 6, 2012, on January 4, 2012, our board of directors and audit committee determined, based on the recommendation of management, after consulting with our independent accountants, Brown Armstrong Accountancy Corporation, that our audited consolidated financial statements for each of the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim consolidated financial statements for each of the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, should not be relied upon and that restatements should be made to our consolidated financial statements.

As such, our board of directors unanimously approved, authorized and directed the restatement of the financial statements for the periods and directed that the reports stated above be amended to contain such restated financial statements in order to correct certain accounting errors in our previously filed financial statements.

The following is a brief summary of the accounting errors:

•	2007 and 2008 Warrants. We issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock (collectively, the “2007 and 2008 Warrants”) to investors in connection with our private placements on February 23, 2007 ($4.50 per share exercise price), March 22, 2007 ($4.50 per share exercise price), December 26, 2007 ($2.40 per share exercise price) and February 7, 2008 ($2.40 per share exercise price). We unilaterally made two subsequent amendments to the exercise price of the 2007 and 2008 Warrants on December 29, 2008 (those 2007 and 2008 Warrants with a $4.50 per share exercise price were reduced to a $2.40 per share exercise price, and those 2007 and 2008 Warrants with a $2.40 per share exercise price did not have a price adjustment) and November 12, 2009 (all of the 2007 and 2008 Warrants were reduced to a $1.85 per share exercise price).

Further, in connection with the December 29, 2008 amendment, we unilaterally amended certain of the 2007 and 2008 Warrants to reduce the price at which we would be able to call those 2007 and 2008 Warrants. However, on April 30, 2009, we amended those 2007 and 2008 Warrants to restore their original call provisions.

We did not give any accounting recognition to these modifications in our previously filed financial statements. The pricing modifications conveyed value to these investors that was not contemplated in the original agreements. Therefore, the pricing modifications to the 2007 and 2008 Warrants in all of these periodic reports should have been accounted for as warrant modification expense.

We utilized a binomial lattice option pricing model to estimate the incremental fair values of the modifications to the 2007 and 2008 Warrants. Based on this model, we recorded warrant modification expense of approximately $1.8 million and $3.2 million, as of December 29, 2008 and November 12, 2009, respectively.

•	2009 Warrants. On November 12, 2009, we issued an aggregate of 12,078,596 shares of common stock and warrants to purchase an additional 6,039,298 shares of common stock in a private placement. We paid commissions to agents which included warrants to purchase up to 301,965 shares of common stock. These warrants (collectively, the “2009 Warrants”) have an anti-dilution provision, including a provision for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price. The 2009 Warrants were recorded as equity in our previously filed financial statements and we did not consider the impact of the anti-dilution provision in the 2009 Warrants.

As a result, we performed a re-assessment of our accounting for the 2009 Warrants and determined that the 2009 Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The 2009 Warrants have an anti-dilution provision, including a provision for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price of $1.85 per share. Resetting the exercise price based on a price per share received from other sales of common stock and common stock equivalents is not an input to an option pricing model and thus the fair value of the 2009 Warrants were not linked to our common stock under ASC 815-40. Accordingly, the 2009 Warrants should have been accounted for as derivative financial liabilities, measured at its fair value at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter.

On our balance sheets, we have recorded a derivative warrant liability beginning in the fourth quarter of the year ended December 31, 2009. The derivative warrant liability has been adjusted to its fair value at each of the periods ended from December 31, 2009 through June 30, 2011.

Our statements of operations for the years ended December 31, 2008 and 2009 have been restated to recognize warrant modification expense as a general and administrative expense. In addition, our statements of operations for the years ended December 31, 2009 and 2010 and the quarterly periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 have been restated to record the change in fair value of the derivative warrant liability as an other income (expense) item.

The accounting treatments of the 2007, 2008 and 2009 Warrants are non-cash items and had no impact on our business operations or cash flows.

A more detailed description of the restatements made to the financial statements for the years ended December 31, 2008, 2009 and 2010 is provided at Note 21 to the consolidated financial statements included with this report.

In connection with the above-referenced accounting errors, management determined that there was a material weakness in our internal control over financial reporting and disclosure controls and procedures, as discussed in Part II - Item 9A of this 2010 Form 10-K/A. Based on the discovery of the errors relating to the restatements described above, our management concluded that our system of internal control over financial reporting was not effective during the period from December 31, 2008 through September 30, 2011, which resulted in the restatements described above. For a discussion of management’s consideration of our internal control over financial reporting and disclosure controls and procedures and the material deficiency in our internal control over financial reporting and disclosure controls and procedures, see Part II - Item 9A included in this 2010 Form 10-K/A.

Item 15 of Part II of this 2010 Form 10-K/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-K. This Form 10-K/A Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K with the SEC on March 4, 2011. Accordingly, this Form 10-K/A Amendment No. 1 should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A Amendment No. 1.

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

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future. Our net loss for the years ended December 31, 2010, 2009 and 2008 was $1,740,115, $7,277,129 and $4,955,056, respectively. As of December 31, 2010, we had an accumulated deficit of $ 24,200,396. We cannot assure you that we will have profitable operations in the future.

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

We have a history of operating losses and have an accumulated deficit. We recorded a net loss of $1,740,115, $7,277,129 and $4,955,056 for the years ended December 31, 2010, 2009 and 2008, respectively, and have incurred cumulative net losses from operations of $24,200,396, $22,460,281 and $15,183,152 as of December 31, 2010, 2009 and 2008, respectively. In addition, we had cash reserves of approximately $6,996,027, $13,099,562 and $7,055,591 at December 31, 2010, 2009 and 2008, respectively. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

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

In order to demonstrate the large scale viability of the project, we will need to complete a bankable feasibility study that addresses the economic viability of the project. Capital and operating costs and economic returns, and other estimates contained in our bankable feasibility study may differ significantly from our current estimates. There is no assurance that our actual capital and operating costs will not exceed our current estimates. In addition, delays to construction schedules may negatively impact the net present value and internal rates of return for our mineral properties. There are no assurances that actual recoveries of base and precious metals or other minerals processed from our mineral projects will be economically feasible or that actual costs will match our pre-feasibility estimates. We cannot be certain at this time when a bankable feasibility study will be completed, if at all, and if successfully completed, when a commercial-scale production facility will be ready for operation.

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

In addition, we have restated certain items on our consolidated balance sheets and statements of operations for prior periods from December 31, 2008 through September 30, 2011. We have restated certain items on our consolidated balance sheets and statements of operations. On our balance sheets we have recorded a derivative warrant liability beginning in the fourth quarter of the year ended December 31, 2009. The derivative warrant liability has been adjusted to its fair value at each of the periods ended from December 31, 2009 through June 30, 2011. Our statements of operations for the years ended December 31, 2008 and 2009 have been restated to recognize warrant modification expense as a general and administrative expense. Our statements of operations for the years ended December 31, 2009 and 2010 and the quarterly periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 have been restated to record the change in fair value of the derivative warrant liability as an other income (expense) item.

Based on the discovery of the errors relating to the restatements described above, our management concluded that our internal control over financial reporting was not effective during the period from December 31, 2008 through September 30, 2011. Management had identified internal control deficiencies which, in management’s judgment, represented material weakness in internal control over financial reporting. The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles. Such complex transactions included accounting for complex financial instruments.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

We currently rent the office space for our corporate headquarters at the current rate of $2,980, on a month-to-month basis, from Horizon View, LLC (formerly Burnett & Williams, LLC), a Nevada limited liability company. The office space, located at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

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

On March 2, 2011, the closing sales price on the OTCBB for the common stock was $0.58 as reported on the website of the NASDAQ Stock Market. As of March 2, 2011, there were 125,018,318 outstanding shares of common stock and approximately 141 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2010, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,187,928	$1.18	6,812,072
Equity compensation plans not approved by security holders	838,200	$2.39	-

TOTAL	2,026,128	$1.68	6,812,072

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

On October 1, 2010, we issued options to purchase up to 300,000 shares of common stock at $0.91 per share to our CEO. Of the 300,000 options, 100,000 options vested on the grant date. Further, an additional 100,000 options vested in December 2010 upon execution of a Common Stock Purchase Agreement with Seaside 88, LP. The remaining 100,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) in connection with a significant corporate transaction generally resulting in a sale or change of control, (ii) in connection with the hiring of a new CEO, or (iii) upon the completion of 30 months of service as the CEO. The options expire on the earlier of five years after their vesting date or on September 30, 2020.

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

Statement of Operations Data	Year Ended December 31,
	2010	2009	2008	2007		2006
	(Restated)	(Restated)	(Restated)
Revenues	$ Nil	$ Nil	$ Nil	$	Nil	$	Nil
Operating expenses	8,302,650	10,171,472	6,968,627		3,650,734		3,736,079
Income tax benefit	3,151,234	2,591,491	1,777,458		1,080,375		1,122,457
Loss from continuing operations	(1,860,803)	(7,547,586)	(4,955,056)		(2,221,818)		(2,540,978)
Gain (loss) from discontinued operations	120,688	270,457	-		-		-
Net loss	(1,740,115)	(7,277,129)	(4,955,056)		(2,221,818)		(2,540,978)
Loss per share - basic and diluted
Loss from continuing operations	(0.02)	(0.07)	(0.05)		(0.02)		(0.04)
Gain (loss) from discontinued operations	-	-	-		-		-

Balance Sheet Data	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Cash	$6,996,027	$13,099,562	$7,055,591	$12,007,344	$3,684,248
Working capital (deficiency)	6,522,057	12,347,353	5,885,930	11,105,436	2,207,177
Total assets	167,916,596	174,158,105	167,479,633	160,132,878	12,243,481
Total liabilities	47,774,461	54,754,777	53,875,501	53,932,202	2,443,637
Total stockholders’ equity (deficit)	120,142,135	119,403,328	113,604,132	106,200,676	9,799,844
Long-term debt, including current portion	1,763,028	1,999,066	2,217,847	2,420,660	-

Selected Quarterly Financial Data	Three Months Ended
	12/31/10		9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
	(Restated)		(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$ Nil	$	Nil	$ Nil	$ Nil	$ Nil	$	Nil
Expenses	2,137,244		2,195,920	2,131,505	1,837,981	5,046,338		1,822,933
Loss from operations	(2,137,244)		(2,195,920)	(2,131,505)	(1,837,981)	(5,046,338)		(1,822,933)
Net income (loss)	1,030,302		(3,130,746)	344,975	15,354	(4,082,256)		(1,136,489)
Basic and diluted income (loss) per share	0.01		(0.03)	0.00	0.00	(0.04)		(0.01)

Selected Quarterly Financial Data	Three Months Ended
	6/30/09		3/31/09		12/31/08	9/30/08		6/30/08		3/31/08
					(Restated)
Revenues	$	Nil	$	Nil	$ Nil	$	Nil	$	Nil	$	Nil
Expenses		1,729,975		1,572,226	3,077,810		1,415,440		1,412,342		1,063,035
Loss from operations		(1,729,975)		(1,572,226)	(3,077,810)		(1,415,440)		(1,412,342)		(1,063,035)
Net loss		(1,078,329)		(980,055)	(2,591,725)		(910,900)		(859,735)		(592,696)
Basic and diluted loss per share		(0.01)		(0.01)	(0.02)		(0.01)		(0.01)		(0.01)

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

Impairment of long-lived assets – We review and evaluate our long-lived assets for impairment at each balance sheet date due to our planned exploration stage losses and document such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

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

Our policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. To date, no such impairments have been identified.

Restatement of Consolidated Financial Statements

The following is a brief summary of the restatement of our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010,and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2010:

•	2007 and 2008 Warrants. We issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock (collectively, the “2007 and 2008 Warrants”) to investors in connection with our private placements on February 23, 2007 ($4.50 per share exercise price), March 22, 2007 ($4.50 per share exercise price), December 26, 2007 ($2.40 per share exercise price) and February 7, 2008 ($2.40 per share exercise price). We unilaterally made two subsequent amendments to the exercise price of the 2007 and 2008 Warrants on December 29, 2008 (those 2007 and 2008 Warrants with a $4.50 per share exercise price were reduced to a $2.40 per share exercise price, and those 2007 and 2008 Warrants with a $2.40 per share exercise price did not have a price adjustment) and November 12, 2009 (all of the 2007 and 2008 Warrants were reduced to a $1.85 per share exercise price).

Further, in connection with the December 29, 2008 amendment, we unilaterally amended certain of the 2007 and 2008 Warrants to reduce the price at which we would be able to call those 2007 and 2008 Warrants. However, on April 30, 2009, we amended those 2007 and 2008 Warrants to restore their original call provisions.

We did not give any accounting recognition to these modifications in our previously filed financial statements. The pricing modifications conveyed value to these investors that was not contemplated in the original agreements. Therefore, the pricing modifications to the 2007 and 2008 Warrants in all of these periodic reports should have been accounted for as warrant modification expense.

We utilized a binomial lattice option pricing model to estimate the incremental fair values of the modifications to the 2007 and 2008 Warrants. Based on this model we recorded warrant modification expense of approximately $1.8 million and $3.2 million, as of December 29, 2008 and November 12, 2009, respectively.

•	2009 Warrants. On November 12, 2009, we issued an aggregate of 12,078,596 shares of common stock and warrants to purchase an additional 6,039,298 shares of common stock in a private placement. We paid commissions to agents which included warrants to purchase up to 301,965 shares of common stock. These warrants (collectively, the “2009 Warrants”) have an anti-dilution provision, including a provision for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price. The 2009 Warrants were recorded as equity in our previously filed financial statements and we did not consider the impact of the anti-dilution provision in the 2009 Warrants.

As a result, we performed a re-assessment of our accounting for the 2009 Warrants and determined that the 2009 Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.. The 2009 Warrants have an anti-dilution provision, including a provision for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price of $1.85 per share. Resetting the exercise price based on a price per share received from other sales of common stock and common stock equivalents is not an input to an option pricing model and thus the fair value of the 2009 Warrants were not linked to our common stock under ASC 815-40. Accordingly, the 2009 Warrants should have been accounted for as derivative financial liabilities, measured at its fair value at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter.

On our balance sheets, we have recorded a derivative warrant liability beginning in the fourth quarter of the year ended December 31, 2009. The derivative warrant liability has been adjusted to its fair value at each of the periods ended from December 31, 2009 through June 30, 2011.

Our statements of operations for the years ended December 31, 2008 and 2009 have been restated to recognize warrant modification expense as a general and administrative expense. In addition, our statements of operations for the years ended December 31, 2009 and 2010 and the quarterly periods ended March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011 and June 30, 2011 have been restated to record the change in fair value of the derivative warrant liability as an other income (expense) item.

The accounting treatments of the 2007, 2008 and 2009 Warrants are non-cash items and had no impact on our business operations or cash flows.

A more detailed description of the restatements made to the financial statements for the years ended December 31, 2008, 2009 and 2010 is provided at Note 21 to the consolidated financial statements included with this report.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31,
	2010 (restated)	2009 (restated)	2008 (restated)
Revenue	$-	$-	$-
Operating expenses	(8,302,650)	(10,171,472)	(6,968,627)
Rental revenue	25,460	26,880	35,720
Interest and dividend income	22,039	12,006	203,821
Interest expense	(2,835)	(4,530)	(3,428)
Loss on equipment disposition	(14,074)	(30,541)	-
Change in derivative warrant liability	3,260,023	28,580	-
Income tax benefit	3,151,234	2,591,491	1,777,458
Gain (loss) from discontinued operations	120,688	270,457	-
Net loss	$(1,740,115)	$(7,277,129)	$(4,955,056)

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

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Year Ended December 31,
	2010	2009	2008
	(restated)	(restated)	(restated)
Mineral exploration and evaluation expenses	$3,363,436	$2,026,814	$976,974
Mineral exploration and evaluation expenses – related party	338,970	476,145	360,000
Administrative – Clarkdale site	720,699	784,434	1,142,102
General and administrative	2,824,226	6,000,039	4,344,149
General and administrative – related party	152,069	139,011	83,333
Depreciation	903,250	745,029	62,069
Total operating expenses	$8,302,650	$10,171,472	$6,968,627

Operating expenses decreased by 18.4% to $8,302,650 during the year ended December 31, 2010 from $10,171,472 during the year ended December 31, 2009 and increased by 46.0% from $6,968,627 during the year ended December 31, 2008. Operating expense decreased in 2010 compared to the corresponding period in 2009 primarily as a result warrant modification expense of $3,170,285 incurred in 2009 which was partially offset by increases in mineral exploration and evaluation expenses. Operating expenses increased in 2009 compared to the corresponding period in 2008 primarily as a result of increases in mineral exploration and evaluation expenses due to commencement of start-up testing of a demonstration module at the Clarkdale Slag Project and due to the general and administrative expenses for legal expenses related to SEC filings and to additional warrant modification expense incurred.

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

General and administrative expenses decreased 52.9% and amounted to $2,824,226 during the year ended December 31, 2010 from $6,000,039 during the year ended December 31, 2009 and increased 38.1% from $4,344,149 during the year ended December 31, 2008. General and administrative expenses increased in 2010 primarily as a result of recognition of $3,170,285 of warrant modification expense in 2009. General and administrative expenses increased in 2009 primarily as a result of (i) increased professional and administrative expenses associated with the completion of our equity financing, preparation of our registration statement on Forms S-1 and S-3 and the preparation of amended periodic reports for the periods from March 31, 2005 through December 31, 2008; (ii) increased expenses related to the administration of the Clarkdale Slag Project site during the start-up phase and (iii) increased warrant modification expense.

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

Other Income and Expenses. Total other income increased to $3,290,613 during the year ended December 31, 2010 from $32,395 during the year ended December 31, 2009 and decreased from $236,113 during the year ended December 31, 2008. The increase in 2010, as compared to 2009, was primarily due to an increase of $3,231,443 in gain recognized resulting from the change in fair value of derivative warrant liability. The decrease in total other income during 2009, as compared to 2008, primarily resulted from a decrease in interest and dividend income. The decrease in interest and dividend income earned was attributable to lower interest rates and lower cash reserves earning interest.

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

Net Loss. The aforementioned factors resulted in a net loss of $1,740,115, or $0.02 per common share, for the year ended December 31, 2010, as compared to a net loss of $7,277,129, or $0.07 per common share, for the year ended December 31, 2009, and a net loss of $4,955,056, or $0.05 per common share, for the year ended December 31, 2008.

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

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2010 and 2009, we conducted the following financings of our securities:

•	On December 22, 2010, we entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with an investor. We agreed with the investor, subject to certain conditions and exceptions, to sell an aggregate of up to 13,000,000 shares of our common stock in up to 11 closings occurring over the course of a ten-month period. The initial closing of the Purchase Agreement occurred on December 23, 2010. In connection with the Purchase Agreement, we have issued an aggregate of 3,000,000 shares of common stock to the investor at a weighted per share purchase price of $0.53125, resulting in gross proceeds to us of $1,593,750. The Purchase Agreement requires us to issue and sell, and the investor to buy, up to 1,000,000 shares of our common stock on or about the 15th day of each month after the initial closing date (December 23, 2010), subject to the satisfaction of certain conditions at each closing, ending approximately ten months after the initial closing. The price of the shares that we sell to the investor will be at a 15% discount to the volume weighted average trading price of our common stock for the ten consecutive trading days immediately preceding each closing date. The offering and sale of shares of our common stock to the investor was made pursuant to our shelf registration statement on Form S-3 (File No. 333-169993), which was declared effective by the Securities and Exchange Commission on November 23, 2010.

•	On November 12, 2009, we completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of our common stock and one-half of one share common stock purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $1.85 per share for a period of three years from the date of issuance. In connection with this offering, we paid commissions to agents in the amount of $1,056,877 and issued warrants to purchase up to 301,965 shares of common stock. Additional costs related to this financing issuance were $290,196. Due to certain anti-dilution provisions contained within the warrants, they are treated as a derivative liability and are carried at fair value.

On November 12, 2009, immediately prior to the closing of the November 12, 2009 private placement, we made several amendments to certain of our outstanding common stock purchase warrants. The warrants that were amended were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. In connection with these private placements, we issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock. Based on these amendments, the exercise price of these warrants was reduced to $1.85 per share and their expiration dates were extended to November 12, 2012. The incremental fair value of the modified warrants was treated as a warrant modification expense and was included in general and administrative expense. Further, in connection with the transactions related to the Purchase Agreement and an anti-dilution provision in the warrants, the aggregate number of warrants issued in connection with the private placement has been adjusted. Following completion of the February 2011 private placement completed under the Purchase Agreement an additional 176,145 warrants have been issued and the exercise price has been adjusted down to $1.80 per share. In all other respects, the terms and conditions of these warrants remain the same.

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

As of December 31, 2010, we had an accumulated deficit of $24,200,396. As of December 31, 2010, we had working capital of $6,522,057, compared to working capital of $12,347,353 as of December 31, 2009. The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $1,593,750 from an offering of our securities in December 2010. Cash was $6,996,027 as of December 31, 2010, as compared to $13,099,562 as of December 31, 2009. Net property and equipment decreased to $13,900,308 as of December 31, 2010 from $13,994,934 as of December 31, 2009. The decrease primarily resulted from depreciation expense partially offset by equipment acquisitions and additions to the leaching and filtration circuit at the Clarkdale Slag Project.

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

Also included in long term liabilities in the accompanying consolidated financial statements is a balance of $993,386 for deferred warrant liability related to certain private placement warrants which contain certain anti-dilution provisions. The deferred warrant liability is measured at fair value at each reporting period and will be settled upon the occurrence of warrant holders exercising their warrants or by the expiration of the warrants on November 12, 2012. The derivative warrant liability does not require cash settlement by us.

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

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $7,086,859 during the year ended December 31, 2010 from $6,050,198 during the year ended December 31, 2009. The increase in cash used in operating activities was primarily due to operating losses resulting from increased activity on our Clarkdale project. Net cash used in operating activities increased to $6,050,198 during the year ended December 31, 2009 from $4,382,549 during the year ended December 31, 2008. The increase in cash used in operating activities was primarily due to operating losses from our exploration activity and general and administrative expenses, offset by non-cash elements.

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

ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, including inception cumulative data prospectively from January 14, 2000 through December 31, 2010. Searchlight Mineral Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements from which the inception cumulative data prospectively from January 14, 2000 through December 31, 2005. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Searchlight Minerals Corp. (An Exploration Stage Company), is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the results of its operations, stockholders’ equity, and its cash flows for each of the years in the three-year period ended December 31, 2010, including inception cumulative data prospectively from January 14, 2000 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Note 6 and Note 21 to the financial statements, the financial statements for each of the reporting periods from December 31, 2008, 2009 and 2010 and for the periods of inception through December 31, 2008, 2009 and 2010 have been restated to correct previous misstatements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Searchlight Mineral Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011, expressed an unqualified opinion that Searchlight Minerals Corp. had effective control over financial reporting as of December 31, 2010. Because of the restatements mentioned above, control deficiencies were subsequently identified generally relating to controls over complex transactions as discussed in Notes 1, 6, and 21 to the financial statements. We revised our internal control effectiveness opinion dated March 5, 2012, stating now the effect of this material weakness, due to these control deficiencies, Searchlight Minerals Corp. has not maintained effective control over financial reporting as of December 31, 2010.

/s/ BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 4, 2011, except for Note 1, Note 6 and Note 21,

whose date is March 5, 2012

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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(restated)	(restated)

ASSETS

Current assets
Cash	$6,996,027	$13,099,562
Prepaid expenses	75,043	122,261

Total current assets	7,071,070	13,221,823

Property and equipment, net	13,900,308	13,994,934
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	10,902

Total non-current assets	160,845,526	160,936,282

Total assets	$167,916,596	$174,158,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$254,094	$443,742
Accounts payable - related party	51,317	194,690
VRIC payable, current portion - related party	228,427	210,921
Capital lease payable, current portion	15,175	25,117

Total current liabilities	549,013	874,470

Long-term liabilities
VRIC payable, net of current portion - related party	1,519,426	1,747,853
Capital lease payable, net of current portion	-	15,175
Derivative warrant liability	993,386	4,253,409
Deferred tax liability	44,712,636	47,863,870

Total long-term liabilities	47,225,448	53,880,307

Total liabilities	47,774,461	54,754,777

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 123,018,318 and 118,768,373 shares, respectively, issued and outstanding	123,018	118,768
Additional paid-in capital	144,219,513	141,744,841
Accumulated deficit during exploration stage	(24,200,396)	(22,460,281)

Total stockholders' equity	120,142,135	119,403,328

Total liabilities and stockholders' equity	$167,916,596	$174,158,105

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period from
				January 14, 2000
				(date of inception)
	For the Year Ended	For the Year Ended	For the Year Ended	through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010
	(restated)	(restated)	(restated)	(restated)

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	3,363,436	2,026,814	976,974	10,428,934
Mineral exploration and evaluation expenses - related party	338,970	476,145	360,000	2,030,115
Administrative - Clarkdale site	720,699	784,434	1,142,102	3,160,994
General and administrative	2,824,226	6,000,039	4,344,149	16,769,104
General and administrative - related party	152,069	139,011	83,333	406,834
Depreciation	903,250	745,029	62,069	1,755,358

Total operating expenses	8,302,650	10,171,472	6,968,627	34,551,339

Loss from operations	(8,302,650)	(10,171,472)	(6,968,627)	(34,551,339)

Other income (expense)
Rental revenue	25,460	26,880	35,720	124,470
Loss on equipment disposition	(14,074)	(30,541)	-	(49,141)
Change in derivative warrant liability	3,260,023	28,580	-	3,288,603
Interest expense	(2,835)	(4,530)	(3,428)	(12,855)
Interest and dividend income	22,039	12,006	203,821	629,229

Total other income (expense)	3,290,613	32,395	236,113	3,980,306

Loss before income taxes and discontinued operations	(5,012,037)	(10,139,077)	(6,732,514)	(30,571,033)

Income tax benefit	3,151,234	2,591,491	1,777,458	10,122,660

Loss from continuing operations	(1,860,803)	(7,547,586)	(4,955,056)	(20,448,373)

Discontinued operations:
Gain (loss) from discontinued operations	120,688	270,457	-	(3,752,023)

Net loss	$(1,740,115)	$(7,277,129)	$(4,955,056)	$(24,200,396)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.02)	$(0.07)	$(0.05)
Gain (loss) from discontinued operations	-	-	-

Net loss	$(0.01)	$(0.07)	$(0.05)

Weighted average common shares outstanding -basic and diluted	119,034,180	108,059,201	104,338,284

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss	-	-	-	-	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature associated with debt	-	-	300,000	-	-	300,000

Net loss	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	10,387	-	-	10,387

Net loss	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,469,363	-	(3,563,432)	(985,769)

Deferred compensation	-	-	2,196	-	-	2,196

Net loss	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Issuance of stock options for compensation	-	-	399,782	-	-	399,782

Issuance of stock options in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants in consideration of joint venture option	-	-	1,310,204	-	-	1,310,204

Issuance of common stock for 20 mining claims	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stock in satisfaction of debt	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash, net	12,250,000	12,250	2,678,557	-	-	2,690,807

Common stock subscribed	-	-	-	270,000	-	270,000

Net loss	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash, net	13,631,000	13,631	6,527,745	(270,000)	-	6,271,376

Common stock issued for recruitment	50,000	50	102,950	-	-	103,000

Issuance of stock options for compensation and recruitment	-	-	167,768	-	-	167,768

Issuance of common stock for mining claims	1,400,000	1,400	3,078,600	-	-	3,080,000

Amortization of stock options issued over vesting period	-	-	18,326	-	-	18,326

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock in connection with the acquisition to five investors, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of common stock for cash, net	11,403,077	11,403	26,121,738	-	-	26,133,141

Issuance of common stock for mining claims	1,400,000	1,400	4,506,600	-	-	4,508,000

Common stock subscribed	-	-	-	108,000	-	108,000

Issuance of common stock for directors' compensation	6,314	6	17,994	-	-	18,000

Issuance of stock options for compensation	-	-	220,194	-	-	220,194

Amortization of stock options over vesting period	-	-	13,092	-	-	13,092

Capitalization of Phage related party liability to equity	-	-	742,848	-	-	742,848

Net loss December 31, 2007	-	-	-	-	(2,221,818)	(2,221,818)

Balance, December 31, 2007	96,865,391	96,865	116,223,907	108,000	(10,228,096)	106,200,676

Issuance of common stock for cash, net	7,557,678	7,557	7,845,943	(90,000)	-	7,763,500

Amortization of stock options over vesting period	-	-	20,008	-	-	20,008

Issuance of common stock for directors' compensation	31,622	32	89,968	(18,000)	-	72,000

Issuance of common stock for mining claims	1,400,000	1,400	2,630,600	-	-	2,632,000

Modification of employee stock options	-	-	36,457	-	-	36,457

Issuance of stock options for directors' compensation	-	-	7,877	-	-	7,877

Modification of investor warrants	-	-	1,826,670	-	-	1,826,670

Net loss December 31, 2008 (restated)	-	-	-	-	(4,955,056)	(4,955,056)

Balance, December 31, 2008 (restated)	105,854,691	105,854	128,681,430	-	(15,183,152)	113,604,132

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(RESTATED)

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash, net	12,878,596	12,879	13,938,293	-	-	13,951,172

Amortization of stock options over vesting period	-	-	68,640	-	-	68,640

Issuance of common stock for directors' compensation	35,086	35	71,965	-	-	72,000

Issuance of stock options for directors' compensation	-	-	34,431	-	-	34,431

Modification of employee stock options	-	-	61,786	-	-	61,786

Modification of investor warrants	-	-	3,170,285	-	-	3,170,285

Derivative warrant liabilty	-	-	(4,281,989)	-	-	(4,281,989)

Net loss December 31, 2009 (restated)	-	-	-	-	(7,277,129)	(7,277,129)

Balance, December 31, 2009 (restated)	118,768,373	118,768	141,744,841	-	(22,460,281)	119,403,328

Amortization of stock options over vesting period	-	-	214,905	-	-	214,905

Issuance of common stock for directors' compensation	49,945	50	44,950	-	-	45,000

Issuance of stock options for directors' compensation	-	-	71,727	-	-	71,727

Issuance of common stock for cash, net	4,200,000	4,200	2,037,860	-	-	2,042,060

Issuance of stock options for compensation	-	-	105,230	-	-	105,230

Net loss, December 31, 2010 (restated)	-	-	-	-	(1,740,115)	(1,740,115)

Balance, December 31, 2010 (restated)	123,018,318	$123,018	$144,219,513	$-	$(24,200,396)	$120,142,135

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(date of inception)
				through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010
	(restated)	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,740,115)	$(7,277,129)	$(4,955,056)	$(24,200,396)
Gain (loss) from discontinued operations	120,688	270,457	-	(3,752,023)
Loss from continuing operations	(1,860,803)	(7,547,586)	(4,955,056)	(20,448,373)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	903,250	745,029	62,069	1,755,358
Stock based expenses	436,862	3,407,141	1,963,012	6,765,178
Loss on disposition of fixed assets	14,074	30,541	-	50,490
Change in derivative warrant liability	(3,260,023)	(28,580)	-	(3,288,603)
Amortization of prepaid expense	279,535	297,702	183,913	931,564
Allowance for bond deposit recovery	(180,500)	-	180,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(232,317)	(168,549)	(242,538)	(1,006,606)
Reclamation bond and deposits	176,630	98,999	(107,400)	(14,772)
Accounts payable and accrued liabilities	(212,333)	(293,404)	310,409	(29,002)
Deferred income taxes	(3,151,234)	(2,591,491)	(1,777,458)	(10,122,660)

Net cash used in operating activities	(7,086,859)	(6,050,198)	(4,382,549)	(25,407,426)
Net cash used in operating activities from discontinued operations	-	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	-	(130,105)
Capitalized interest - related party	(149,079)	(165,244)	(180,170)	(656,666)
Proceeds from property and equipment disposition	-	400	-	400
Purchase of property and equipment	(673,619)	(1,473,378)	(7,949,722)	(14,294,101)

Net cash used in investing activities	(822,698)	(1,638,222)	(8,129,892)	(25,957,606)
Net cash used in investing activities from discontinued operations	-	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,121,750	15,298,245	7,763,500	61,319,495
Stock issuance costs	(79,690)	(1,347,073)	-	(2,104,333)
Principal payments on capital lease payable	(25,117)	(24,025)	(22,982)	(101,063)
Principal payments on VRIC payable - related party	(210,921)	(194,756)	(179,830)	(753,335)

Net cash provided by financing activities	1,806,022	13,732,391	7,560,688	58,360,764
Net cash provided by financing activities from discontinued operations	-	-	-	3,384,237

NET CHANGE IN CASH	(6,103,535)	6,043,971	(4,951,753)	6,996,027

CASH AT BEGINNING OF PERIOD	13,099,562	7,055,591	12,007,344	-

CASH AT END OF PERIOD	$6,996,027	$13,099,562	$7,055,591	$6,996,027

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				January 14, 2000
				(date of inception)
				through
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010
	(restated)	(restated)	(restated)	(restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$2,835	$4,530	$3,428	$63,606

Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$2,632,000	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$1,613,161	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$4,281,989	$-	$-	$4,281,989

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

Going concern - The Company incurred cumulative net losses of $24,200,396 from operations as of December 31, 2010 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Impairment of long-lived assets - The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date due to its planned exploration stage losses and documents such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

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

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. To date, no such impairments have been identified.

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

The derivative liability on stock purchase warrants was valued using the Binomial Lattice model, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks. However, certain warrants contain anti-dilution provisions that are not afforded equity classification because they embody risks not clearly and closely related to the host contract. These features are required to be bifurcated and carried as a derivative liability.

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

As of December 31, 2010, the Company adjusted the fair value of the warrants as a result of the December 31, 2010 closing completed under the Seaside financing agreement which is further described in Note 9. In accordance with the terms and conditions of the warrants the following adjustment was made through December 31, 2010: (i) the exercise price was reduced from $1.85 per share to $1.82 per share, and (ii) the number of warrants was increased by 104,526 warrants.

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31,

	2010	2009

Beginning balance	$4,253,409	$—
Warrants granted	—	4,281,989
Warrants exercised	—	—
Adjustment to warrants	1,186	—
Change in fair value	(3,261,209)	(28,580)

Ending balance	$993,386	$4,253,409

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used:

	2010	2009

Dividend yield	-	-
Expected volatility	69.4% - 95.1%	71.76% - 87.15%
Risk-free interest rate	0.61% - 1.60%	1.36% - 1.70%
Expected life (years)	2.00 - 3.00	2.75

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

Subsequent to December 31, 2010, the Company completed the January and February issuances under the Purchase Agreement. Such issuances are discussed in Note 20.

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

Subsequent to December 31, 2010, the Company completed the January and February issuances under the Purchase Agreement. Such issuances are discussed in Note 20.

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

The cashless exercise provision would not have been available until after November 12, 2010 and the Company obtained an effective registration statement prior to that date. The warrants have non-customary anti-dilution provisions and were adjusted for the December 23, 2010 stock issuance as described in Note 9 and for the January and February 2011 issuances as described in Note 20. Due to the non-customary anti-dilution provisions, the warrants are treated as a derivative liability and are carried at fair value. The derivative liability is further discussed in Note 6.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

9.	STOCKHOLDERS’ EQUITY (continued)

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

The warrant modification resulted in an increase in the value of the warrants of $3,170,285 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	1.36%
Expected volatility	71.76%
Expected life (years)	2.75

e)	On September 30, 2009, the Company awarded and issued 4,945 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.82 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

f)	On July 29, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

g)	On June 30, 2009, the Company awarded and issued 3,689 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.44 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

h)	On April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The call provisions in the private placement warrants were restated so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original dates of issuance. As a result: (i) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (ii) the broker warrants will not have a call provision, and (iii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

9.	STOCKHOLDERS’ EQUITY (continued)

a)	On April 14, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

b)	On March 31, 2009, the Company awarded and issued 3,284 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

c)	On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

d)	On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2008, the Company awarded and issued 3,673 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)	On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. These warrants were further amended on April 30, 2009 and on November 12, 2009.

The warrant modification resulted in an increase in the value of the warrants of $1,826,760 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	0.36%
Expected volatility	76.59%
Expected life (years)	-

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

9.	STOCKHOLDERS’ EQUITY (continued)

c)	On September 30, 2008, the Company awarded and issued 5,142 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

d)	On August 26, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 22, 2010.

e)	On June 30, 2008, the Company awarded 4,326 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on September 30, 2008.

f)	On June 25, 2008, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

g)	On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

h)	On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

i)	On March 31, 2008, the Company awarded 2,670 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

j)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,620,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,637,500 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of the Company’s common stock were issued by the Company as commission to agents in connection with the offering.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

9.	STOCKHOLDERS’ EQUITY (continued)

k)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,630,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 1,643,750 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. There was no commission paid or payable to agents in connection with this offering.

l)	On January 30, 2008, the Company received gross proceeds of $2,528,500 by issuing an aggregate of 3,890,000 shares of its common stock on the exercise of warrants issued by the Company in January 2006. Each warrant entitled the holder to purchase one share of the Company’s common stock at a price of $0.65 per share on or before January 18, 2008. The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to the January 18, 2008 expiration date. A total of 3,690,000 shares were issued to US accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. An additional 200,000 shares were issued to one non-US person as defined in Regulation S of the Securities Act.

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2007, the Company awarded 3,214 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.80 per share and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of December 31, 2007.

b)	On December 26, 2007, the Company completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at $1.60 per unit for total proceeds of $5,000,000. Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. In addition, the Company has issued an additional 156,250 shares of its common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited. Including the shares issued as a commission, the Company has issued an aggregate of 3,281,250 shares of its common stock and 1,562,500 share purchase warrants to the Arlington Group Limited under the private placement. The private placement was completed pursuant to the provisions of Regulation S under the Securities Act of 1933.

c)	On December 13, 2007, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Stock options exercised were for 400,000 shares at $0.25 per share. Each of the stock options was set to expire on November 23, 2010.

d)	On December 12, 2007, the Company received $65,000 for exercise of warrants to purchase 100,000 shares at $0.65 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

9.	STOCKHOLDERS’ EQUITY (continued)

e)	On September 30, 2007, the Company awarded 3,157 shares each to its two non officer directors pursuant to its directors’ compensation policy. The share award was priced at the nearest closing date to quarter end of $2.85 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on November 13, 2007.

f)	On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

g)	On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

h)	On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

i)	On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering, the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering, and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $85,513.

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

The Company determined that the vesting condition related to the completion of equity financing was satisfied in December 2010 upon execution of the Seaside Agreement which is further described in Note 9. Therefore, all of the remaining expense related to this stock option grant was recognized in December 2010. Management determined that the estimate of the requisite service period related to service as CEO remained appropriate at December 31, 2010.

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

Stock warrants - On December 23, 2010, the Company adjusted the private placement warrants from the November 12, 2009 private placement offering as a result of the initial closing of the Purchase Agreement which is further described in Note 9. In accordance with the terms and conditions of the warrants the following amendments were made: (i) the exercise price was reduced from $1.85 per share to $1.82 per share, and (ii) the number of warrants was increased by a factor of 1.01648 resulting in an adjustment for 104,526 additional warrants.

The November 12, 2009 private placement offering warrants were further adjusted by private placements completed after December 31, 2010. The subsequent issuances and resulting warrant adjustments are discussed in Note 20.

During the year ended December 31, 2009, the Company granted stock warrants related to common stock issued through a private placement totaling 6,039,298 with a strike price of $1.85 per share. Stock warrants totaling 301,965 were issued to brokers of the private placement with a strike price of $1.85 per share. These warrants provide for an adjustment to the number of warrants and the strike price upon the subsequent issuance of common stock at a price less than the strike price. As a result of the private placement completed on December 23, 2010, the warrants were amended as described above and were subsequently further amended as described in Note 20.

The value of the warrants was treated as a derivative liability and is carried at fair value.

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

The warrant modification resulted in an increase in the value of the warrants of $3,170,285 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	1.36%
Dividend yield	-
Expected volatility	71.76%
Expected life (years)	2.75

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

The warrant modification resulted in an increase in the value of the warrants of $1,826,760 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	0.36%
Dividend yield	-
Expected volatility	76.59%
Expected life (years)	-

During the year ended December 31, 2008, the Company issued stock options for 207,347 shares of common stock to a director with an exercise price ranging from $1.45 to $2.45 per share.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

10.	STOCK OPTION PLAN AND WARRANTS (continued)

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

The income tax benefit consisted of the following at December 31, 2010, 2009 and 2008:

	December 31, 2010	December 31, 2009	December 31, 2008

Income tax benefit at statutory rates	$(1,858,713)	$(3,763,470)	$(2,558,355)
Non-deductible and other	(1,220,923)	1,094,832	700,594
Change in valuation allowance	(71,598)	77,147	80,303

Income tax benefit	$(3,151,234)	$(2,591,491)	$(1,777,458)

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009
Deferred income tax assets

Net operating loss carryforward	$10,185,401	$7,169,190
Option compensation	409,050	412,058
Reclamation bond	—	68,590
Property, plant & equipment	299,428	164,405

Gross deferred income tax asset	10,893,879	7,814,243
Valuation allowance	(409,050)	(480,648)

	10,484,829	7,333,595
Deferred income tax liabilities

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(44,712,636)	$(47,863,870)

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

13.	INCOME TAXES (continued)

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

The Company determined that the vesting condition related to the completion of equity financing was satisfied in December 2010 upon execution of the Seaside Agreement which is further described in Note 9. Therefore, all of the remaining expense related to this stock option grant was recognized in December 2010.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

14.	COMMITMENTS AND CONTINGENCIES (continued)

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

16.	CONCENTRATION OF ACTIVITY

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

17.	RELATED PARTY TRANSACTIONS

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

The Company incurred total fees to CMOW of $152,069, $139,011 and $83,213 for the years ended December 31, 2010, 2009 and 2008, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $62,348, $61,165 and $22,468 of the above CMOW fees and expenses for the years ended December 31, 2010, 2009 and 2008, respectively. The Company had an outstanding balance due to CMOW of $30,437 and $26,785 as of December 31, 2010 and 2009, respectively.

18.	GAIN FROM DISCONTINUED OPERATIONS

Prior to the Company’s corporate restructuring in 2005, the Company had several accounts payable (the “Phage Payables”) dating back to 2003 and prior. All of these Phage Payables were incurred in the UK. These expenses were related to business operations which were discontinued in February 2005. During the years ended December 31, 2010 and 2009, the Company updated its internal review of the status of the Phage Payables and recorded a gain of $120,688 and $270,457, respectively, from relief of liabilities that were cleared based on expiration of UK statutes of limitations. The gains were reported as discontinued operations. There was no tax impact as the prior expenses occurred while the Company operated outside the United States, and the losses are not included in the Company’s net operating losses.

19.	UNAUDITED SUPPLEMENTARY DATA

The following is a summary of selected quarterly financial information (unaudited):

	Q1	Q2	Q3	Q4
Year Ended December 31, 2010
Expenses	$1,837,981	$2,131,505	$2,195,920	$2,137,244
Loss from operations	(1,837,981)	(2,131,505)	(2,195,920)	(2,137,244)
Net income (loss)	15,354	344,975	(3,130,746)	1,030,302
Basic and diluted net income (loss) per share	$0.00	$0.00	$(0.03)	$0.01

Year Ended December 31, 2009
Expenses	$1,572,226	$1,729,975	$1,822,933	$5,046,338
Loss from operations	(1,572,226)	(1,729,975)	(1,822,933)	(5,046,338)
Net loss	(980,055)	(1,078,329)	(1,136,489)	(4,082,256)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

20.	SUBSEQUENT EVENTS

a)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.6619 per share under the Purchase Agreement for gross proceeds of $661,900.

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

The Purchase Agreement with Seaside is discussed in Note 9.

21.	RESTATEMENT

During the third quarter of 2011, the Company identified errors related to the accounting treatment of private placement warrants containing non-customary anti-dilutive provisions and for modifications of the term and exercise price of certain private placement warrants.

Modification of Private Placement Warrants - The Company issued warrants to purchase up to an aggregate of 7,042,387 shares of common stock (collectively, the “Subject Warrants”) to investors in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007 and February 7, 2008 private placements. On December 29, 2008, April 30, 2009, and on November 12, 2009, the Company unilaterally made several material amendments to the Subject Warrants. The Company originally did not give any accounting recognition to these modifications. Upon further review, the Company determined that these modifications conveyed value to these investors that was not contemplated in the original agreements, and therefore, the Company should record warrant modification expense.

Private Placement Warrants with Non-Customary Anti-Dilutive Provisions - On November 12, 2009, the Company issued an aggregate of 12,078,596 units of securities to certain investors, consisting of 12,078,596 shares of common stock and warrants (the “Offering Warrants”) to purchase an additional 6,039,298 shares of common stock, in a private placement to various accredited investors pursuant to a Securities Purchase Agreement. The Company paid commissions to agents in connection with the private placement in the amount of approximately $1,056,877 and warrants to purchase up to 301,965 shares of common stock.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

21.	RESTATEMENT (continued)

The warrants have anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price.

At the issuance date of the Offering Warrants, the Company did not give any accounting recognition to the Offering Warrants in previously filed financial statements. The Company revisited the accounting treatment for the Offering Warrants and concluded that the Company was in error and that the warrants should be accounted for as a derivative liability and revalued at each reporting period.

The effects of correcting these errors to the consolidated balance sheets for each of the reporting periods from December 31, 2009 through December 31, 2010 are provided in the tables below. The effects of correcting these errors to each of the consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 and for the cumulative periods from inception through December 31, 2008, 2009 and 2010 are presented in the tables below. None of the adjustments had an impact on cash flows for any of the periods presented below.

Summarized Statement of Operations - For the Year Ended December 31, 2008	As Previously Reported	Adjustment	Notes	As Restated

General and administrative expense	$2,517,479	$1,826,670	(a)	$4,344,149
Loss from operations	(5,141,957)	(1,826,670)	(a)	(6,968,627)
Net loss	(3,128,386)	(1,826,670)	(a)	(4,955,056)
Net loss per common share – basic and diluted	$(0.03)	$(0.02)		$(0.05)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through December 31, 2008	As Previously Reported	Adjustment	Notes	As Restated

General and administrative expense	$6,118,169	$1,826,670	(a)	$7,944,839
Loss from operations	(14,250,547)	(1,826,670)	(a)	(16,077,217)
Net loss	(13,356,482)	(1,826,670)	(a)	(15,183,152)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

21.	RESTATEMENT (continued)

Summarized Consolidated Balance Sheet - December 31, 2009	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$4,253,409	(c)(d)	$4,253,409
Total liabilities	50,501,368	4,253,409		54,754,777
Additional paid-in capital	141,029,875	714,966	(a)(b)(c)	141,744,841
Accumulated deficit during exploration stage	(17,491,906)	(4,968,375)	(a)(b)(d)	(22,460,281)
Total stockholders’ equity	123,656,737	(4,253,409)		119,403,328

Summarized Statement of Operations - For the Year Ended December 31, 2009	As Previously Reported	Adjustment	Notes	As Restated

General and administrative expense	$2,829,754	$3,170,285	(b)	$6,000,039
Loss from operations	(7,001,187)	(3,170,285)	(b)	(10,171,472)
Change in fair value of derivative warrant liability	-	28,580	(d)	28,580
Total other income (expense)	3,815	28,580	(d)	32,395
Net income (loss)	(4,135,424)	(3,141,705)	(b)(d)	(7,277,129)
Net income (loss) per common share – basic and diluted	$(0.04)	$(0.03)		$(0.07)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through December 31, 2009	As Previously Reported	Adjustment	Notes	As Restated

General and administrative expense	$8,947,923	$4,996,955	(a)(b)	$13,944,878
Loss from operations	(21,251,734)	(4,996,955)	(a)(b)	(26,248,689)
Change in fair value of derivative warrant liability	-	28,580	(d)	28,580
Total other income (expense)	661,113	28,580	(d)	689,693
Net income (loss)	(17,491,906)	(4,968,375)	(a)(b)(d)	(22,460,281)

Summarized Consolidated Balance Sheet - December 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$993,386	(c) through (i)	$993,386
Total liabilities	46,781,075	993,386		47,774,461
Additional paid-in capital	143,504,547	714,966	(a)(b)(c)	144,219,513
Accumulated deficit during exploration stage	(22,492,044)	(1,708,352)	(a)(b) and (d) through (i)	(24,200,396)
Total stockholders’ equity	121,135,521	(993,386)		120,142,135

Summarized Statement of Operations - For the Year Ended December 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$3,260,023	(e) through (i)	$3,260,023
Total other income (expense)	30,590	3,260,023	(e) through (i)	3,290,613
Net income (loss)	(5,000,138)	3,260,023	(e) through (i)	(1,740,115)
Net income (loss) per common share – basic and diluted	$(0.04)	$0.03		$(0.01)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

21.	RESTATEMENT (continued)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through December 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

General and administrative expense	$11,772,149	$4,996,955	(a)(b)	$16,769,104
Loss from operations	(29,554,384)	(4,996,955)	(a)(b)	(34,551,339)
Change in fair value of derivative warrant liability	-	$3,288,603	(d) through (i)	$3,288,603
Total other income (expense)	691,703	3,288,603	(d) through (i)	3,980,306
Net income (loss)	(22,492,044)	(1,708,352)	(a)(b) (d) through (i)	(24,200,396)

The following is a summary of the differences between the consolidated financial statements as previously reported and the consolidated financial statements as revised for the errors detected:

(a)	Additional paid-in capital and warrant modification expense, categorized within general and administrative expense were increased by $1,826,670 as a result of the first amendment to the February 23, 2007 and March 22, 2007 private placement warrants which included extending the term to March 1, 2010 and reducing the exercise price to $2.40 per share.

(b)	Additional paid-in capital and warrant modification expense, categorized within general and administrative expense were increased by $3,170,285 as a result of the second amendment to the February 23, 2007 and March 22, 2007 private placement warrants and the first amendment to the December 26, 2007 and February 7, 2008 private placement warrants which included extending the term to November 12, 2012 and reducing the exercise price to $1.85 per share.

(c)	Additional paid-in capital was decreased and the derivative warrant liability was increased by $4,281,989 as a result recognizing the fair value of the warrants issued with the November 12, 2009 private placement as a derivative warrant liability due to the warrants containing non-customary anti-dilution provisions.

(d)	The derivative warrant liability was reduced by $28,580 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of December 31, 2009.

(e)	The derivative warrant liability was reduced by $1,042,031 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of March 31, 2010.

(f)	The derivative warrant liability was reduced by $1,614,217 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of June 30, 2010.

(g)	The derivative warrant liability was increased by $1,747,430 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of September 30, 2010.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

21.	RESTATEMENT (continued)

(h)	The derivative warrant liability was increased by $1,186 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the first adjustment to the November 12, 2009 private placement warrants for the first closing of the Seaside equity funding transaction completed on December 23, 2010.

(i)	The derivative warrant liability was decreased by $2,352,391 and a gain on the change in fair value of the derivative warrant liability was recognized in the same amount as a result of the fair market value adjustment as of December 31, 2010.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This Annual Report on Form 10-K/A for the year ended December 31, 2010 (the “2010 Form 10-K/A”) represents an amended filing for the covered period. In connection with this amendment to our Annual Report on Form 10-K for the year ended December 31, 2010, our management, with the participation of principal executive officer and principal financial officer reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

In our original filing of the 2010 Annual Report on Form 10-K, management concluded that our disclosure controls and procedures were effective as of December 31, 2010. However, in connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of December 31, 2010. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Further, based on the discovery of the errors relating to the restatements described herein, our management concluded that our internal control over financial reporting was not effective during the period from December 31, 2008 through September 30, 2011.

We identified a material weakness in our internal control based on our assessment under the COSO framework. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

A material weakness regarding management’s lack of expertise in accounting for complex financial instruments has been identified by management. Specifically, we did not properly account for the issuance of certain warrants in accordance with Accounting Standards Codification 815-40-15 "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" and we did not account for the impact of warrant modifications. Accordingly, we have restated the previously issued consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011.

An explanation of the errors and their impact on our financial statements is contained in Note 21 to the financial statements contained in Item 8 of this 2010 Form 10-K/A.

Management has been actively engaged in developing a remediation plan to address the material deficiency in our internal control over financial reporting and disclosure controls and procedures. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management's identification, capture, review, approval and recording of contractual terms included in complex financial arrangements. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting and disclosure controls and procedures, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal control and disclosure control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting and disclosure controls and procedures.

Brown Armstrong Accountancy Corporation, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Searchlight Minerals Corp.

We have audited Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Searchlight Minerals Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on Searchlight Minerals Corp.’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Based on the restatements to the financial statements, as described in Note 1, Note 6 and Note 21, control deficiencies have been identified generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles. Such complex transactions included accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended in the three-year period ended December 31 2010, including inception cumulative data prospectively from January 14, 2000 through December 31, 2010, and this report does not affect our report dated March 4, 2011, which expressed an unqualified opinion, except for the material weakness identified subsequent to that date as explained in Note 1, Note 6 and Note 21, whose date is March 5, 2012, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Searchlight Minerals Corp. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended in the three-year period ended December 31 2010, including inception cumulative data prospectively from January 14, 2000 through December 31, 2010, of Searchlight Minerals Corp., and our report dated March 4, 2011, except for Note 1, Note 6 and Note 21, whose date is March 5, 2012, expressed an unqualified opinion.

/s/ BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

March 4, 2011, except for the Material Weakness identified in our report, whose date is March 5, 2012 Bakersfield, California

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

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders in 2013, 2012 and 2011, respectively. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our board presently consists of six directors. Two directors serve in each class of directors. None of our directors or executive officers is related to one another.

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

J.C. McFarland

Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the three years ended December 31, 2010 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report:

							Non-qualified
Name and					Option	Non-Equity	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards ($)	Incentive Plan	Compensation	Compensation	Total
Position	Year	($)	($)	Awards	(1)	Compensation	Earnings	($)	($)

Martin B. Oring,	2010	37,500	-	-	187,063	-	-	-	224,563
Director, President and	2009	-	-	-	-	-	-	-	-
CEO (2)	2008	-	-	-	-	-	-	-	-

Ian R. McNeil,	2010	142,500	-	-	-	-	-	47,500	190,000
Former Director,	2009	190,000	-	-	-	-	-	-	190,000
President and	2008	190,000	-	-	-	-	-	-	190,000
CEO (3)

Carl S. Ager,	2010	150,000	-	-	-	-	-	-	150,000
Director, Vice	2009	160,000	-	-	-	-	-	-	160,000
President	2008	160,000	-	-	-	-	-	-	160,000
and
Secretary (4)

Melvin L. Williams,	2010	121,875	-	-	-	-	-	62,345	184,220
Chief Financial	2009	130,000	-	-	-	-	-	61,165	191,165
Officer (5)	2008	130,000	-	-	-	-	-	22,468	152,468

(1)	Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2010, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 for our valuation assumptions for this expense.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring is also paid a director fee of $10,000 per month.

(3)	Mr. McNeil was appointed as our President and Chief Executive Officer on October 7, 2005. Mr. McNeil resigned as our President and Chief Executive Officer on October 1, 2010. On October 1, 2010, Mr. McNeil entered into a Separation and Release Agreement in connection with his resignation from the Board of Directors and as an executive officer. Under the terms of the Separation and Release Agreement: (i) we agreed to pay Mr. McNeil a separation payment of $15,833 per month, less applicable taxes, in semi-monthly payments for a period of 90 days from October 1, 2010; and (ii) we agreed to pay for certain health benefits of Mr. McNeil during the 90 day period.

(4)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until August 31, 2010. On September 30, 2010, we agreed to reduce Mr. Ager’s annual base compensation to $120,000.

(5)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. On September 30, 2010, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Other compensation includes direct benefit to Mr. Williams of $22,468, $61,165 and $62,345 from fees incurred in 2008, 2009 and 2010, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2010:

		Option Awards
Name and Position	Number of Securities Underlying Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)
Martin B Oring(1)	100,000	-	-	$0.91	10/01/15	-
Director, President	100,000	-	-	$0.91	12/22/15	-
and CEO	-	100,000	-	$0.91	10/01/20	-
	18,462	-	-	$0.975	09/30/15	-
	25,714	-	-	$0.70	06/30/15	-
	15,000	-	-	$1.20	03/31/15	-
	11,250	-	-	$1.60	12/31/14	-
	9,890	-	-	$1.82	09/30/14	-
	7,377	-	-	$2.44	06/30/14	-
	6,569	-	-	$2.74	03/31/14	-
	7,347	-	-	$2.45	12/31/13	-
	50,000	-	-	$1.45	10/06/17	-
	50,000	-	-	$1.45	10/06/16	-
	50,000	-	-	$1.45	10/06/15	-
	50,000	-	-	$1.45	10/06/14	-

Ian R. McNeil	60,000	-	-	$1.70	4/7/11	-
Former Director,	250,000	-	-	$2.40	6/6/11	-
President	24,800	-	-	$4.04	2/16/12	-
and CEO	-	-

Carl S. Ager	60,000	-	-	$1.70	4/7/11	-
Director, Vice	250,000	-	-	$2.40	6/6/11	-
President,	24,800	-	-	$4.04	2/16/12	-
Treasurer and
Secretary

Melvin L Williams	100,000	-	-	$2.06	6/14/11	-
Chief Financial	18,600	-	-	$4.04	2/16/12	-
Officer

(1)	On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement, with an exercise price of $0.91 per share (based on the closing price of our common stock on the date of grant). Of the 300,000 options, 100,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to us of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months. In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control. The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services with us. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. We determined that the vesting condition related to equity financing was met on December 22, 2010 upon execution of the Common Stock Purchase Agreement with Seaside 88, LP.

Grants of Plan Based Awards

The following table sets forth information regarding awards for the year ended December 31, 2010 under our compensation plans to each of the Named Executive Officers:

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($) (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)		All Other Stock Awards: Number of Shares of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
			Restricted Shares (3)	Stock Options(4)
Martin B. Oring		-
	10/1/2010	-	-	-	-	300,000	0.91	187,063

(1)	There was no payout under any compensation plan relating to 2010 that constitutes non-equity incentive plan awards under SEC rules. Therefore, no potential payout amounts are listed.
(2)	The only plan-based awards granted to executive officers in 2010 were stock options. No performance shares were awarded in 2010.
(3)	There were no restricted shares awarded to executive officers in 2010.
(4)	On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 300,000 options, 100,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest in connection with an equity financing or series of financings resulting in (or a binding commitment for such a financing which will result in) gross proceeds to us of at least $5,000,000, and (ii) 100,000 options will vest in connection with the hiring of a new Chief Executive Officer to replace Mr. Oring or Mr. Oring’s remaining as Chief Executive Officer for at least 30 months. In addition, all of the remaining 200,000 options will vest in connection with a significant corporate transaction generally resulting in a sale or change of control. The options also have certain accelerated vesting and forfeiture provisions in the case of certain events involving his death, disability or termination of his services with us. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. We determined that the vesting condition related to equity financing was met on December 22, 2010 upon execution of the Common Stock Purchase Agreement with Seaside 88, LP.
(5)	The amount reported in this column is the per share exercise price of the options, which represents the closing price for our common stock on the date of grant.
(6)	Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2010, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 for our valuation assumptions for this expense.

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

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
	Carl S. Ager	17,440,355	(2)(9)	13.89%
	Melvin L. Williams	184,600	(3)	*
	Robert D. McDougal	586,984	(4)	*
	Martin B. Oring	1,224,109	(5)	*
	Jordan M. Estra	280,868	(6)	*
	J.C. McFarland	303,297	(7)	*
	Michael W. Conboy	0	(8)	*
	All officers and directors	20,020,213		15.74%
	as a group (7 persons)
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp.	16,605,555	(9)	13.26%
	3500 Lakeside Court, Suite 206
	Reno, Nevada 89509
	Dr. Charles A. Ager	17,650,745	(9)(10)	14.10%
	17146 – 20th Avenue
	Surrey, British Columbia, Canada V3S 9N4
	Luxor Capital Group, LP	18,298,781	(11)	13.95%
	767 Fifth Avenue, 19th Floor
	New York, New York 10153
	Marcia Crockett	6,678,195	(12)	5.34%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 125,018,318 shares of common stock outstanding as of March 2, 2011.

(2)	Consists of 500,000 shares of common stock and options to acquire an additional 334,800 shares of our common stock held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 205,555 shares of common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 200,000 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 205,555 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 35,000 of the 200,000 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.

(3)	Consists of 66,000 shares held directly by Melvin L. Williams and options to acquire an additional 118,600 shares of our common stock.

(4)	Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 296,154 shares of our common stock.

(5)	Consists of 255,000 shares held directly by Martin B. Oring, 305,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 664,109 shares of common stock held by Mr. Oring and his affiliated entities.

(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 276,868 shares of our common stock held by Mr. Estra and his affiliated entities.

(7)	Consists of 40,000 shares held by Mr. McFarland, and options to acquire an additional 263,297 shares of our common stock held by Mr. McFarland.

(8)	Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.

(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 205,555 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 205,555 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)	These shares include the 16,400,000 shares and warrants to purchase up to 205,555 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 205,555 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities beneficially own an aggregate of 12,076,561 shares of common stock and warrants to purchase up to an additional 6,111,110 shares of common stock. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 18,298,781 shares beneficially owned by the Luxor Reporting Entities.

(12)	Consists of 6,608,882 shares held by Marcia Crockett, as Trustee of the Marcia and Harry Crockett 2004 Family Trust UA dated April 24, 2004 and 69,313 shares held directly by the estate of Mr. Crockett. Mr. Crockett formerly served as one of our directors. He passed away on September 29, 2010.

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

PART IV

Item 15.       Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (4)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (5)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (5)
10.3	2007 Stock Option Plan (6)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (7)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (8)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (9)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (10)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (11)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (12)
10.10	Notice of Exercise Option (13)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (14)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (15)
10.13	Special Warranty Deed dated February 15, 2007 (15)
10.14	Bill of Sale dated February 15, 2007 (15)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (15)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (16)

10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (17), (18)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (17)
10.20	Separation and Release Agreement with Ian R. McNeil, dated October 1, 2010 (17)
10.21	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (19)
10.22	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (20)
10.23	Common Stock Purchase Agreement by and between Searchlight Minerals Corp. and Seaside 88, LP, dated December 22, 2010 (21)
14.1	Code of Ethics (22)
21.1	List of Wholly Owned Subsidiaries (23)
23.1	Consent of Brown Armstrong Accountancy Corporation
23.2	Consent of Kyle L. Tingle, CPA, LLC
23.3	Consent of Scott W. Lindsay (23)
23.4	Consent of Arrakis, Inc. (23)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (22)
99.2	Disclosure Committee Charter (24)
99.3	Related Party Transactions Policy (25)
99.4	Compensation Committee Charter (26)
99.5	Nominating and Corporate Governance Charter (26)
99.6	Corporate Governance Guidelines (26)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(6)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(14)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.

(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(19)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2010.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(23)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on March 4, 2011.
(24)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(25)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(26)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2012	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and	March 5, 2012
Martin B. Oring	Director
(Principal Executive Officer)
/s/ CARL S. AGER	Vice President, Secretary, Treasurer and	March 5, 2012
Carl S. Ager	Director

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 5, 2012
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	March 5, 2012
Michael W. Conboy

/s/ ROBERT D. MCDOUGAL	Director	March 5, 2012
Robert D. McDougal

/s/ J.C. MCFARLAND	Director	March 5, 2012
J.C. McFarland

/s/ JORDAN M. ESTRA	Director	March 5, 2012
Jordan M. Estra

