Form 10-Q/A
period 2011-03-31
Searchlight Minerals Corp.
filed 2012-03-06
CIK 1084226

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 (the “2011 Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed by Searchlight Minerals Corp. with the Securities and Exchange Commission (“SEC”) on May 13, 2011. The following items have been amended:

PART I - Item 1.	Financial Statements

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I - Item 4	Controls and Procedures

PART II - Item 6.	Exhibits

In addition to the filing of this Form 10-Q/A for the quarter ended March 31, 2011, we are also concurrently filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30 and September 30, 2011. The amendments to our Quarterly Reports on Form 10-Q will be filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The 2010 Form 10-K/A is being filed to restate our financial statements for the years ended December 31, 2008, 2009 and 2010.

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

A more detailed description of the restatements made to the financial statements for the three month periods ended March 31, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

In connection with the above-referenced accounting errors, management determined that there was a material weakness in our internal control over financial reporting and disclosure controls and procedures, as discussed in Part I - Item 4 of this Form 10-Q/A. Based on the discovery of the errors relating to the restatements described above, our management concluded that our system of internal control over financial reporting was not effective during the period from December 31, 2008 through September 30, 2011, which resulted in the restatements described above. For a discussion of management’s consideration of our internal control over financial reporting and disclosure controls and procedures and the material deficiency in our internal control over financial reporting and disclosure controls and procedures, see Part I - Item 4 included in this Form 10-Q/A.

Item 6 of Part II of this 2010 Form 10-Q/A has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on May 13, 2011. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A Amendment No. 1.

4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
	(restated)
ASSETS

Current assets
Cash	$6,954,346	$6,996,027
Prepaid expenses	156,242	75,043
Assets held for sale	375,000	-

Total current assets	7,485,588	7,071,070

Property and equipment, net	12,690,732	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,635,950	160,845,526

Total assets	$167,121,538	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$51,213	$254,094
Accounts payable - related party	58,356	51,317
VRIC payable, current portion - related party	233,026	228,427
Capital lease payable, current portion	8,720	15,175

Total current liabilities	351,315	549,013

Long-term liabilities
VRIC payable, net of current portion - related party	1,459,417	1,519,426
Derivative warrant liability	-	993,386
Deferred tax liability	43,891,705	44,712,636

Total long-term liabilities	45,351,122	47,225,448

Total liabilities	45,702,437	47,774,461

Commitments and contingencies - Note 15	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 126,018,318 and 123,018,318 shares, respectively, issued and outstanding	126,018	123,018
Additional paid-in capital	145,936,659	144,219,513
Accumulated deficit during exploration stage	(24,643,576)	(24,200,396)

Total stockholders' equity	121,419,101	120,142,135

Total liabilities and stockholders' equity	$167,121,538	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
	(restated)	(restated)	(restated)

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	597,910	716,876	11,026,844
Mineral exploration and evaluation expenses - related party	50,058	117,857	2,080,173
Administrative - Clarkdale site	110,177	99,515	3,271,171
General and administrative	589,755	645,114	17,358,859
General and administrative - related party	43,356	37,119	450,190
Depreciation	348,382	221,500	2,103,740

Total operating expenses	1,739,638	1,837,981	36,290,977

Loss from operations	(1,739,638)	(1,837,981)	(36,290,977)

Other income (expense)
Rental revenue	6,135	6,480	130,605
Gain (loss) on equipment disposition	71	-	(49,070)
Change in derivative warrant liability	993,386	1,042,031	4,281,989
Impairment loss on assets held for sale	(526,824)	-	(526,824)
Interest expense	(1,140)	(1,048)	(13,995)
Interest and dividend income	3,899	308	633,128

Total other income (expense)	475,527	1,047,771	4,455,833

Loss before income taxes and discontinued operations	(1,264,111)	(790,210)	(31,835,144)

Income tax benefit	820,931	684,876	10,943,591

Loss from continuing operations	(443,180)	(105,334)	(20,891,553)

Discontinued operations:
Gain (loss) from discontinued operations	-	120,688	(3,752,023)

Net income (loss)	$(443,180)	$15,354	$(24,643,576)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)
Gain (loss) from discontinued operations	-	-

Net gain (loss)	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	124,484,985	118,768,373

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED) (RESTATED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,744,841	$(22,460,281)	$119,403,328

Amortization of stock options issued to directors over vesting period	-	-	19,560	-	19,560

Issuance of common stock for directors' compensation	15,000	15	17,985	-	18,000

Issuance of stock options for directors' compensation	-	-	8,558	-	8,558

Net income, March 31, 2010 (restated)	-	-	-	15,354	15,354

Balance, March 31, 2010 (restated)	118,783,373	$118,783	$141,790,944	$(22,444,927)	$119,464,800

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$(24,200,396)	120,142,135

Issuance of common stock for cash under Common Stock Purchase Agreement net of $7,500 issuance costs	3,000,000	3,000	1,620,310	-	1,623,310

Amortization of stock options issued to directors over the vesting periods	-	-	57,161	-	57,161

Amortization of purchase warrants issued to a consultant over the vesting period	-	-	17,637	-	17,637

Issuance of stock options for directors' compensation	-	-	22,038	-	22,038

Net loss, March 31, 2011 (restated)	-	-	-	(443,180)	(443,180)

Balance, March 31, 2011 (restated)	126,018,318	$126,018	$145,936,659	$(24,643,576)	$121,419,101

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(443,180)	$15,354	$(24,643,576)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(443,180)	(105,334)	(20,891,553)

Adjustments to reconcile income (loss) from operating to net cash used in operating activities:
Depreciation	348,382	221,500	2,103,740
Stock based expenses	96,836	46,118	6,862,014
(Gain) loss on disposition of fixed assets	(71)	-	50,419
Change in derivative warrant liability	(993,386)	(1,042,031)	(4,281,989)
Amortization of prepaid expense	83,319	74,944	1,014,883
Write down of assets held for sale	526,824	-	526,824
Changes in operating assets and liabilities:
Prepaid expenses	(164,518)	(157,583)	(1,171,124)
Reclamation bond and deposits	-	(2,640)	(14,772)
Accounts payable and accrued liabilities	(195,842)	(191,817)	(224,844)
Deferred income taxes	(820,931)	(684,876)	(10,943,591)

Net cash used in operating activities	(1,562,567)	(1,841,719)	(26,969,993)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(34,589)	(38,836)	(691,255)
Proceeds from property and equipment disposition	338	-	738
Purchase of property and equipment	(6,308)	(268,185)	(14,300,409)

Net cash used in investing activities	(40,559)	(307,021)	(25,998,165)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,630,810	-	62,950,305
Stock issuance costs	(7,500)	-	(2,111,833)
Principal payments on capital lease payable	(6,455)	(6,175)	(107,518)
Principal payments on VRIC payable - related party	(55,410)	(51,164)	(808,745)

Net cash provided (used) by financing activities	1,561,445	(57,339)	59,922,209
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(41,681)	(2,206,079)	6,954,346

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$6,954,346	$10,893,483	$6,954,346

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2011	March 31, 2010	March 31, 2011
	(restated)	(restated)	(restated)
SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,140	$1,048	$64,746

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

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

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of the reclassification of certain pieces of equipment to “assets held for sale” and the related write down to fair value discussed in Note 3 and with exception of the adjustments discussed in Note 21. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the restated consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on March 5, 2012.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $24,643,576 from operations as of March 31, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 28,037,977 as of March 31, 2011.

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

As of March 31, 2011, the Company adjusted the fair value of the warrants as a result of four closings completed under the Seaside financing agreement. Financings completed during the three month period ended March 31, 2011 are discussed in Note 10. In accordance with the terms and conditions of the warrants the following adjustment was made through March 31, 2011: (i) the exercise price was reduced from $1.85 per share to $1.79 per share, and (ii) the number of warrants was increased by 212,577 warrants.

The following table sets forth the changes in the fair value of the derivative liability for the three month period ended March 31, 2011:

Beginning balance	$993,386
Warrants granted	-
Warrants exercised	-
Adjustment to warrants	3,006
Change in fair value	(996,392)

Ending balance	$-

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, a Level 3 input. The reduction of the derivative liability to zero at March 31, 2011 was primarily the result of a reduction in the Company’s stock price combined with a decrease in the volatility of the Company’s stock price. The following assumptions were used during the three month period ended March 31, 2011:

Dividend yield	-
Expected volatility	68.29% to 71.50%
Risk-free interest rate	0.60% to 0.84%
Expected life (years)	2.00

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

9.	VRIC PAYABLE - RELATED PARTY

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

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

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

A reconciliation of the tax benefit for the three month periods ended March 31, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2011	March 31, 2010

Income tax benefit at statutory rates	$(480,362)	$(254,418)

Reconciling items:
Non-deductible items	(377,367)	(441,143)
Change in valuation allowance	36,798	10,685

Income tax benefit	$(820,931)	$(684,876)

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

The Purchase Agreement with Seaside is discussed in Note 10.

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

Private Placement Warrants with Non-Customary Anti-Dilutive Provisions - On November 12, 2009, the Company issued an aggregate of 12,078,596 units of securities to certain investors, consisting of 12,078,596 shares of common stock and warrants (the “Offering Warrants”) to purchase an additional 6,039,298 shares of common stock, in a private placement to various accredited investors pursuant to a Securities Purchase Agreement. The Company paid commissions to agents which included warrants to purchase up to 301,965 shares of common stock.

The warrants have anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21.	RESTATEMENT (continued)

At the issuance date of the Offering Warrants, the Company did not give any accounting recognition to the Offering Warrants in its previously filed financial statements. The Company revisited the accounting treatment for the Offering Warrants and concluded that the warrants should be accounted for a derivative liability and revalued at each reporting period.

The effects of correcting these errors to each of the consolidated balance sheets as of March 31, 2011 and 2010 and each of the consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and for the cumulative periods from inception through March 31, 2011 and 2010 are presented in the tables below. None of the adjustments had an impact on cash flows for any of the periods presented below.

Summarized Consolidated Balance Sheet - March 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$3,211,378	(b)(c)	$3,211,378
Total liabilities	49,446,648	3,211,378		52,658,026
Additional paid-in capital	141,075,978	714,966	(a)(b)	141,790,944
Accumulated deficit during exploration stage	(18,518,583)	(3,926,344)	(a)(c)	(22,444,927)
Total stockholders’ equity	122,676,178	(3,211,378)		119,464,800

Summarized Statement of Operations - For the three months ended March 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$1,042,031	(d)	$1,042,031
Total other income (expense)	5,740	1,042,031	(d)	1,047,771
Net income (loss)	(1,026,677)	1,042,031	(d)	15,354
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$-

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through March 31, 2010	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$9,593,037	$4,996,955	(a)	$14,589,992
Total operating expenses	23,089,715	4,996,955	(a)	28,086,670
Change in fair value of derivative warrant liability	-	1,070,611	(c)	1,070,611
Total other income (expense)	666,853	1,070,611	(c)	1,737,464
Net income (loss)	$(18,518,583)	$(3,926,344)	(a)(c)	$(22,444,927)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21.	RESTATEMENT (continued)

Summarized Consolidated Balance Sheet - March 31, 2011	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$-		$-
Total liabilities	45,702,437	-		45,702,437
Additional paid-in capital	145,221,693	714,966	(a)(b)	145,936,659
Accumulated deficit during exploration stage	(23,928,610)	(714,966)	(a)(e)	(24,643,576)
Total stockholders’ equity	121,419,101	-		121,419,101

Summarized Statement of Operations - For the three months ended March 31, 2011	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$993,386	(f)(g)	$993,386
Total other income (expense)	(517,859)	993,386	(f)(g)	475,527
Net income (loss)	(1,436,566)	993,386	(f)(g)	(443,180)
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$(0.00)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through March 31, 2011	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$12,361,904	$4,996,955	(a)	$17,358,859
Total operating expenses	31,294,022	4,996,955	(a)	36,290,977
Change in fair value of derivative warrant liability	-	4,281,989	(e)	4,281,989
Total other income (expense)	173,844	4,281,989	(e)	4,455,833
Net loss	$(23,928,610)	$(714,966)	(a)(e)	$(24,643,576)

The following is a summary of the differences between the consolidated financial statements as previously reported and the consolidated financial statements as revised for the errors detected:

(a)	Additional paid-in capital and accumulated deficit were increased by $4,996,955 as a result of two amendments to certain private placement warrants. Related warrant modification expense, categorized within general and administrative expense, was recognized in the amounts of $1,826,670 and $3,170,285 in the quarters ended December 31, 2009 and 2008, respectively.

(b)	Additional paid-in capital was decreased and the derivative warrant liability was increased by $4,281,989 as a result of recognizing the fair value of the warrants issued with the November 12, 2009 private placement as a derivative warrant liability due to the warrants containing non-customary anti-dilution provisions.

(c)	The derivative warrant liability and accumulated deficit were reduced by $1,070,611 as a result of the cumulative fair value adjustments from December 31, 2009 through March 31, 2010. A cumulative gain on the change in fair value of the derivative liability of $1,070,611 was recognized over the corresponding period.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21.	RESTATEMENT (continued)

(d)	The derivative warrant liability was reduced by $1,042,031 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of March 31, 2010.

(e)	The derivative warrant liability and accumulated deficit were reduced by $4,281,989 as a result of the cumulative fair value adjustments from December 31, 2009 through March 31, 2011. A cumulative gain on the change in fair value of the derivative liability of $4,281,989 was recognized over the corresponding period.

(f)	The derivative warrant liability was increased by $3,006 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the second adjustment to the November 12, 2009 private placement warrants for the second closing of the Seaside equity funding transaction completed on January 18, 2011.

(g)	The derivative warrant liability was reduced by $996,392 and a gain on the change in fair value of the derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of March 31, 2011.

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

Restatement of Consolidated Financial Statements

The following is a brief summary of the restatement of our previously filed consolidated financial statements for the three month periods ended March 31, 2010 and 2011, and the cumulative periods from January 14, 2000 (date of inception) through March 31, 2011:

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

A more detailed description of the restatements made to the financial statements for the three month periods ended March 31, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended March 31,
			Percent
	2011	2010	Increase/
	(restated)	(restated)	(Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,739,638)	(1,837,981)	(5.4)%
Other income (expense)	475,527	1,047,771	(54.6)%
Income tax benefit	820,931	684,876	19.9%
Gain from discontinued operations	-	120,688	(100.0)%
Net income (loss)	$(443,180)	$15,354	(2986.4)%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
			Percent
	2011	2010	Increase/
	(restated)	(restated)	(Decrease)
Mineral exploration and evaluation expenses	$597,910	$716,876	(16.6)%
Mineral exploration and evaluation expenses – related party	50,058	117,857	(57.5)%
Administrative – Clarkdale site	110,177	99,515	10.7%
General and administrative	589,755	645,114	(8.6)%
General and administrative – related party	43,356	37,119	16.8%
Depreciation	348,382	221,500	57.3%
Total operating expenses	$1,739,638	$1,837,891	(5.4)%

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

Other Income and Expenses

Total other income (expense) decreased to $475,527 during the three month period ended March 31, 2011 from $1,047,771 during the three month period ended March 31, 2010. The decrease in total other income (expense) was primarily a result of an impairment loss of $526,824 taken on assets that are currently being held for sale. The impairment loss was a result of writing the equipment down from its book value of $901,824 to its anticipated selling price of $375,000. The reduced selling price is reflective of the expectation that the equipment will be sold “as is” with no implied warranty.

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

Net Income (Loss)

The aforementioned factors resulted in a net loss of $443,180, or $0.00 per common share, for the three month period ended March 31, 2011, as compared to net income of $15,354, or $0.00 per common share, for the three month period ended March 31, 2010.

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

Working Capital

The following is a summary of our working capital at March 31, 2011 and December 31, 2010:

	At March 31,	At December 31,	Percent
	2011	2010	Increase/(Decrease)
Current Assets	$7,485,588	$7,071,070	5.9%
Current Liabilities	(351,315)	(549,013)	(36.0)%
Working Capital	$7,134,273	$6,522,057	9.4%

As of March 31, 2011, we had an accumulated deficit of $24,643,576. As of March 31, 2011, we had working capital of $7,134,273, compared to working capital of $6,522,057 as of December 31, 2010. The increase in our working capital was primarily attributable to reclassification of certain equipment to assets held for sale and a reduction in accounts payable due to less testing activity at the Clarkdale site. Cash was $6,954,346 as of March 31, 2011, as compared to $6,996,027 as of December 31, 2010. Our cash balance was consistent from quarter to quarter due to completion of three issuances of securities during the first quarter of 2011 for net proceeds of $1,623,310 offset by our net loss and principal payments on debt. Net property and equipment decreased to $12,690,732 as of March 31, 2011 from $13,900,308 as of December 31, 2010. The decrease primarily resulted from equipment reclassified to assets held for sale and depreciation expense.

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

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
			Percent
	2011	2010	Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,562,567)	$(1,841,719)	(15.2)%
Cash Flows Used in Investing Activities	(40,559)	(307,021)	(86.8)%
Cash Flows Provided (Used) by Financing Activities	1,561,445	(57,339)	(2823.2)%
Net Change in Cash During Period	$(41,681)	$(2,206,079)	(98.1)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 (the “2011 Form 10-Q/A”) represents an amended filing for the covered period. In connection with this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, our management, with the participation of principal executive officer and principal financial officer reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

In our original filing of the Quarterly Report on Form 10-Q, management concluded that our disclosure controls and procedures were effective as of March 31, 2011. However, in connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of March 31, 2011. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of March 31, 2011.

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

Based on the discovery of the errors relating to the restatements described herein, our management concluded that our internal control over financial reporting was not effective as of March 31, 2011, and further was not effective during the period from December 31, 2008 through September 30, 2011.

We identified a material weakness in our internal control based on our assessment under the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

An explanation of the errors and their impact on our financial statements is contained in Note 21 to the financial statements contained in Item 6 of this 2011 Form 10-Q/A.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2011, we issued options to purchase up to 105,882 shares of our common stock to three non-management directors, pursuant to the director compensation policy for these four non-management directors. The 105,882 options were issued at an exercise price of $0.51 per share, the closing price of our common stock on March 31, 2011, the last trading day of the first quarter of 2011. These securities were issued pursuant to Section 4(2) of the Securities Act.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: March 6, 2012	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 6, 2012	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)

