Form 10-Q/A
period 2011-06-30
Searchlight Minerals Corp.
filed 2012-03-06
CIK 1084226

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-Q/A for the quarter ended June 30, 2011 (the “2011 Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed by Searchlight Minerals Corp. with the Securities and Exchange Commission (“SEC”) on August 12, 2011. The following items have been amended:

PART I - Item 1.	Financial Statements

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

PART I - Item 4	Controls and Procedures

PART II - Item 6.	Exhibits

In addition to the filing of this Form 10-Q/A for the quarter ended June 30, 2011, we are also concurrently filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and September 30, 2011. The amendments to our Quarterly Reports on Form 10-Q will be filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The 2010 Form 10-K/A is being filed to restate our financial statements for the years ended December 31, 2008, 2009 and 2010.

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

A more detailed description of the restatements made to the financial statements for the three and six month periods ended June 30, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

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

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on August 12, 2011. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A Amendment No. 1.

4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
	(restated)
ASSETS

Current assets
Cash	$6,204,307	$6,996,027
Prepaid expenses	69,058	75,043
Assets held for sale	375,000	-

Total current assets	6,648,365	7,071,070

Property and equipment, net	12,378,619	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,323,837	160,845,526

Total assets	$165,972,202	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$89,988	$254,094
Accounts payable - related party	49,204	51,317
VRIC payable, current portion - related party	237,718	228,427
Capital lease payable, current portion	-	15,175

Total current liabilities	376,910	549,013

Long-term liabilities
VRIC payable, net of current portion - related party	1,398,198	1,519,426
Derivative warrant liability	-	993,386
Deferred tax liability	43,299,033	44,712,636

Total long-term liabilities	44,697,231	47,225,448

Total liabilities	45,074,141	47,774,461

Commitments and contingencies - Note 15	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 127,018,318 and 123,018,318 shares,
respectively, issued and outstanding	127,018	123,018
Additional paid-in capital	146,449,275	144,219,513
Accumulated deficit during exploration stage	(25,678,232)	(24,200,396)

Total stockholders' equity	120,898,061	120,142,135

Total liabilities and stockholders' equity	$165,972,202	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(restated)	(restated)	(restated)	(restated)	(restated)

Revenue	$-	$-	$-	$-	$-
Operating expenses
Mineral exploration and evaluation expenses	584,067	778,086	1,181,951	1,259,841	11,610,885
Mineral exploration and evaluation
expenses - related party	45,000	89,400	95,058	207,257	2,125,173
Administrative - Clarkdale site	76,510	287,747	186,688	605,981	3,347,682
General and administrative	549,137	696,783	1,138,892	1,358,796	17,907,996
General and administrative - related party	34,204	52,808	77,560	89,927	484,394
Depreciation	348,367	226,681	696,748	448,181	2,452,106
Total operating expenses	1,637,285	2,131,505	3,376,897	3,969,983	37,928,236
Loss from operations	(1,637,285)	(2,131,505)	(3,376,897)	(3,969,983)	(37,928,236)
Other income (expense)
Rental revenue	6,020	6,480	12,270	12,960	136,740
Gain (loss) on equipment disposition	-	-	71	-	(49,070)
Change in derivative warrant liability	-	1,614,217	993,386	2,656,248	4,281,989
Impairment loss on assets held for sale	-	-	(526,824)	-	(526,824)
Interest expense	(148)	(364)	(1,288)	(1,413)	(14,143)
Interest and dividend income	3,943	8,749	7,843	9,056	637,072
Total other income (expense)	9,815	1,629,082	485,458	2,676,851	4,465,764
Loss before income taxes
and discontinued operations	(1,627,470)	(502,423)	(2,891,439)	(1,293,132)	(33,462,472)
Income tax benefit	592,672	847,398	1,413,603	1,532,274	11,536,263
Income (loss) from continuing operations	(1,034,798)	344,975	(1,477,836)	239,142	(21,926,209)
Discontinued operations:
Gain (loss) from discontinued operations	-	-	-	120,688	(3,752,023)
Net income (loss)	$(1,034,798)	$344,975	$(1,477,836)	$359,830	$(25,678,232)
Gain (loss) per common share - basic and diluted
Gain (loss) from continuing operations	$(0.01)	$0.00	$(0.01)	$0.00
Gain (loss) from discontinued operations	-	-	-	-
Net income (loss)	$(0.01)	$0.00	$(0.01)	$0.00
Weighted average common shares outstanding -
basic and diluted	126,853,483	118,783,373	125,675,777	118,775,914

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED) (RESTATED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,744,841	$(22,460,281)	$119,403,328

Amortization of stock options
issued to directors over
vesting period	-	-	67,851	-	67,851

Issuance of common stock
for directors' compensation	40,714	41	35,959	-	36,000

Issuance of stock options
for directors' compensation	-	-	25,931	-	25,931

Net income June 30, 2010 (restated)	-	-	-	359,830	359,830

Balance, June 30, 2010 (restated)	118,809,087	$118,809	$141,874,582	$(22,100,451)	$119,892,940

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$(24,200,396)	120,142,135

Issuance of common stock
for cash under Common Stock
Purchase Agreement
net of $10,000 issuance costs	4,000,000	4,000	2,065,270	-	2,069,270

Amortization of stock options
issued to directors over
vesting period	-	-	106,484	-	106,484

Amortization of purchase warrants
issued to a consultant
over vesting period	-	-	26,808	-	26,808

Issuance of stock options
for directors' compensation	-	-	31,200	-	31,200

Net loss, June 30, 2011 (restated)	-	-	-	(1,477,836)	(1,477,836)

Balance, June 30, 2011 (restated)	127,018,318	$127,018	$146,449,275	$(25,678,232)	$120,898,061

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,477,836)	$359,830	$(25,678,232)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Income (loss) from continuing operations	(1,477,836)	239,142	(21,926,209)

Adjustments to reconcile income (loss) from operating
to net cash used in operating activities:
Depreciation	696,748	448,181	2,452,106
Stock based expenses	164,492	129,782	6,929,670
(Gain) loss on disposition of fixed assets	(71)	-	50,419
Change in derivative warrant liability	(993,386)	(2,656,248)	(4,281,989)
Amortization of prepaid expense	198,887	137,407	1,130,451
Allowance for bond deposit recovery	-	(180,500)	-
Write down of assets held for sale	526,824	-	526,824
Changes in operating assets and liabilities:
Prepaid expenses	(192,902)	24,099	(1,199,508)
Reclamation bond and deposits	-	(3,000)	(14,772)
Accounts payable and accrued liabilities	(166,219)	(201,884)	(195,221)
Deferred income taxes	(1,413,603)	(1,532,274)	(11,536,263)

Net cash used in operating activities	(2,657,066)	(3,595,295)	(28,064,492)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(68,063)	(76,642)	(724,729)
Proceeds from property and equipment disposition	338	-	738
Purchase of property and equipment	(9,087)	(585,546)	(14,303,188)

Net cash used in investing activities	(76,812)	(662,188)	(26,034,418)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,079,270	-	63,398,765
Stock issuance costs	(10,000)	-	(2,114,333)
Principal payments on capital lease payable	(15,175)	(12,419)	(116,238)
Principal payments on VRIC payable - related party	(111,937)	(103,359)	(865,272)

Net cash provided (used) by financing activities	1,942,158	(115,778)	60,302,922
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(791,720)	(4,373,261)	6,204,307

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$6,204,307	$8,726,301	$6,204,307
-

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,288	$1,413	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary
anti-dilution provisions	$-	$-	$4,281,989

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

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of the reclassification of certain pieces of equipment to “assets held for sale” and the related write down to fair value, as discussed in Note 3 and with the exception of the adjustments discussed in Note 21. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the restated consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on March 5, 2012.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Going concern - The Company incurred cumulative net losses of $25,678,232 from operations as of June 30, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 28,011,639 as of June 30, 2011.

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

Subsequent to June 30, 2011, the sale of the equipment was completed. The transaction is more fully discussed in Note 20.

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project. Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. On July 25, 2011, the Company agreed to pay NMC and advance royalty payment of $15,000 per month effective January 1, 2011. The advance royalty payment is more fully discussed in Note 15.

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

As of June 30, 2011, the Company adjusted the fair value of the warrants as a result of five closings completed under the Seaside financing agreement. Financings completed during the six month period ended June 30, 2011 are discussed in Note 11. In accordance with the terms and conditions of the warrants the following adjustment was made through June 30, 2011: (i) the exercise price was reduced from $1.85 per share to $1.78 per share, and (ii) the number of warrants was increased by 249,408 warrants.

The following table sets forth the changes in the fair value of the derivative liability for the six month period ended June 30, 2010:

Beginning balance	$993,386
Warrants granted	-
Warrants exercised	-
Adjustment to warrants	3,006
Change in fair value	(996,392)

Ending balance	$-

The Company estimates the fair value of the derivative liability by using the Binomial Lattice pricing-model, a Level 3 input. The fair value of the derivative liability was reduced to zero during the six month period ended June 30, 2011 primarily due to a reduction in the Company’s stock price combined with a decrease in the volatility of the Company’s stock price. The following assumptions were used during the six month period ended June 30, 2011:

Dividend yield	-
Expected volatility	68.29% to 72.68%
Risk-free interest rate	0.45% to 0.84%
Expected life (years)	2.00

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

A reconciliation of the tax benefit for the six month periods ended June 30, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2011	June 30, 2010

Income tax benefit at statutory rates	$1,098,747	$445,529

Reconciling items:
Non-deductible items	306,647	1,053,792
Change in valuation allowance	8,209	32,953

Income tax benefit	$1,413,603	$1,532,274

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

17.	CONCENTRATION OF ACTIVITY

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

18.	RELATED PARTY TRANSACTIONS

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

18.	RELATED PARTY TRANSACTIONS (continued)

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

Clarkdale Slag Project royalty agreement - NMC - On July 25, 2011, the Company and NMC entered into an amendment (the “Third Amendment”) to the assignment agreement between the parties dated June 1, 2005. The Third Amendment is further discussed in Note 15.

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

At the issuance date of the Offering Warrants, the Company did not give any accounting recognition to the Offering Warrants in its previously filed financial statements. The Company revisited the accounting treatment for the Offering Warrants and concluded that the warrants should be accounted for as a derivative liability and revalued at each reporting period.

The effects of correcting these errors to each of the consolidated balance sheets as of June 30, 2011 and 2010 and each of the consolidated statements of operations for the three month and six month periods ended June 30, 2011 and 2010 and for the cumulative periods from inception through June 30, 2011 and 2010 are presented in the tables below. None of the adjustments had an impact on cash flows for any of the periods presented below.

Summarized Consolidated Balance Sheet - June 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$1,597,161	(b)(c)	$1,597,161
Total liabilities	48,530,744	1,597,161		50,127,905
Additional paid-in capital	141,159,616	714,966	(a)(b)	141,874,582
Accumulated deficit during exploration stage	(19,788,324)	(2,312,127)	(a)(c)	(22,100,451)
Total stockholders’ equity	121,490,101	(1,597,161)		119,892,940

Summarized Statement of Operations - For the three months ended June 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$1,614,217	(e)	$1,614,217
Total other income (expense)	14,865	1,614,217	(e)	1,629,082
Net income (loss)	(1,269,242)	1,614,217	(e)	344,975
Net income (loss) per common share – basic and diluted	$(0.01)	$0.01		$-

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21.	RESTATEMENT (continued)

Summarized Statement of Operations - For the six months ended June 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$2,656,248	(d)(e)	$2,656,248
Total other income (expense)	20,603	2,656,248	(d)(e)	2,676,851
Net income (loss)	(2,296,418)	2,656,248	(d)(e)	359,830
Net income (loss) per common share – basic and diluted	$(0.02)	$0.02		$-

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through June 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$10,306,719	$4,996,955	(a)	$15,303,674
Total operating expenses	25,221,717	4,996,955	(a)	30,218,672
Change in fair value of derivative warrant liability	-	2,684,828	(c)	2,684,828
Total other income (expense)	681,716	2,684,828	(c)	3,366,544
Net loss	$(19,788,324)	$(2,312,127)	(a)(c)	$(22,100,451)

Summarized Consolidated Balance Sheet - June 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$-		$-
Total liabilities	45,074,141	-		45,074,141
Additional paid-in capital	145,734,309	714,966	(a)(b)	146,449,275
Accumulated deficit during exploration stage	(24,963,266)	(714,966)	(a)(f)	(25,678,232)
Total stockholders’ equity	120,898,061	-		120,898,061

Summarized Statement of Operations - For the three months ended June 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$-		$-
Total other income (expense)	9,815	-		9,815
Net loss	(1,034,798)	-		(1,034,798)
Net loss per common share – basic and diluted	$(0.01)	$-		$(0.01)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21.	RESTATEMENT (continued)

Summarized Statement of Operations - For the six months ended June 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$993,386	(g)(h)	$993,386
Total other income (expense)	(507,928)	993,386	(g)(h)	485,458
Net income (loss)	(2,471,222)	993,386	(g)(h)	(1,477,836)
Net income (loss) per common share – basic and diluted	$(0.02)	$0.01		$(0.01)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through June 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$12,911,041	$4,996,955	(a)	$17,907,996
Total operating expenses	32,931,281	4,996,955	(a)	37,928,236
Change in fair value of derivative warrant liability	-	4,281,989	(f)	4,281,989
Total other income (expense)	183,775	4,281,989	(f)	4,465,764
Net loss	$(24,963,266)	$(714,966)	(a)(f)	$(25,678,232)

The following is a summary of the differences between the consolidated financial statements as previously reported and the consolidated financial statements as revised for the errors detected:

(a)	Additional paid-in capital and accumulated deficit were increased by $4,996,955 as a result of two amendments to certain private placement warrants. Related warrant modification expense, categorized within general and administrative expense, was recognized in the amounts of $1,826,670 and $3,170,285 in the quarters ended December 31, 2009 and 2008, respectively.

(b)	Additional paid-in capital was decreased and the derivative warrant liability was increased by $4,281,989 as a result of recognizing the fair value of the warrants issued with the November 12, 2009 private placement as a derivative warrant liability due to the warrants containing non-customary anti-dilution provisions.

(c)	The derivative warrant liability and accumulated deficit were reduced by $2,684,828 as a result of the cumulative fair value adjustments from December 31, 2009 through June 30, 2010. A cumulative gain on the change in fair value of the derivative liability of $2,684,828 was recognized over the corresponding period.

(d)	The derivative warrant liability was reduced by $1,042,031 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment for the three month period ended March 31, 2010.

(e)	The derivative warrant liability was reduced by $1,614,217 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment for the three month period ended June 30, 2010.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

21. RESTATEMENT (continued)

(f)	The derivative warrant liability and accumulated deficit were reduced by $4,281,989 as a result of the cumulative fair value adjustments from December 31, 2009 through June 30, 2011. A cumulative gain on the change in fair value of the derivative liability of $4,281,989 was recognized over the corresponding period.

(g)	The derivative warrant liability was increased by $3,006 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the second adjustment to the November 12, 2009 private placement warrants for the second closing of the Seaside equity funding transaction completed on January 18, 2011.

(h)	The derivative warrant liability was reduced by $996,392 and a gain on the change in fair value of the derivative warrant liability was recognized in the same amount as a result of the fair value adjustment as of March 31, 2011.

The derivative warrant liability was not changed by the third, fourth or fifth closings of the Seaside equity funding transactions completed on February 15, 2011, March 15, 2011 and April 15, 2011, respectively, as the fair value of the warrants was determined to be zero at each of those dates primarily due to a reduction in the Company’s stock price in combination with reduction in the volatility of the Company’s stock price. Additionally, the fair value of the derivative warrant liability was determined to be zero as of June 30, 2011.

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

To test the commercial viability of the autoclave approach, we performed over 75 bench-scale (6-liter autoclave) tests which showed to be successful in leaching gold into solution from the slag material. In an effort to maximize gold extraction from the slag material, we tested several different leach protocols and grind sizes during our autoclave tests. Results of these bench tests by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested. Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.

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

Restatement of Consolidated Financial Statements

The following is a brief summary of the restatement of our previously filed consolidated financial statements for the three and six month periods ended June 30, 2010 and 2011, and the cumulative periods from January 14, 2000 (date of inception) through June 30, 2011:

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

A more detailed description of the restatements made to the financial statements for the three and six month periods ended June 30, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,637,285)	(2,131,505)	(23.2)%	(3,376,897)	(3,969,983)	(14.9)%
Other income (expense)	9,815	1,629,082	(99.4)%	485,458	2,676,851	(81.9)%
Income tax benefit	592,672	847,398	(30.1)%	1,413,603	1,532,274	(7.7)%
Gain from discontinued operations	-	-	n/a	-	120,688	(100.0)%
Net income (loss)	$(1,034,798)	$344,975	(400.0)%	$(1,477,836)	$359,830	(510.7)%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$584,067	$778,086	(24.9)%	$1,181,951	$1,259,841	(6.2)%
Mineral exploration and evaluation expenses – related party	45,000	89,400	(49.7)%	95,058	207,257	(54.1)%
Administrative – Clarkdale site	76,510	287,747	(73.4)%	186,688	605,981	(69.2)%
General and administrative	549,137	696,783	(21.2)%	1,138,892	1,358,796	(16.2)%
General and administrative – related party	34,204	52,808	(35.2)%	77,560	89,927	(13.8)%
Depreciation	348,367	226,681	53.7%	696,748	448,181	55.5%
Total operating expenses	$1,637,285	$2,131,505	(23.2)%	$3,376,897	$3,969,983	(14.9)%

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

Other Income and Expenses

Six month period ended June 30, 2011 and 2010. Total other income (expense) decreased to $485,458 during the six month period ended June 30, 2011 from $2,676,851 during the six month period ended June 30, 2010. The decrease in total other income (expense) was primarily a result of an impairment loss of $526,824 taken on assets that are currently being held for sale. The impairment loss was a result of writing the equipment down from its book value of $901,824 to its selling price of $375,000. The reduced selling price is reflective of the fact that the equipment is being sold “as is” with no implied warranty. Additionally, we recognized a $993,386 gain on the derivative warrant liability for the six month period ended 2011 compared to a gain of $2,656,248 for the six month period ended June 30, 2010.

We received incidental rental revenue of $12,270 and $12,960 for the six month periods ended June 30, 2011 and 2010, respectively, from rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.

Three month period ended June 30, 2011 and 2010. Total other income decreased to $9,815 during the three month period ended June 30, 2011 from $1,629,082 during the three month period ended June 30, 2010. The decrease in total other income primarily resulted from the value of our derivative warrant liability not changing for the three month period ended June 30, 2011 compared to a $1,614,217 gain recognized during the three month period ended June 30, 2010.

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

Net Loss

Six month period ended June 30, 2011 and 2010. The aforementioned factors resulted in a net loss of $1,477,836, or $0.01 per common share, for the six month period ended June 30, 2011, as compared to a net income of $359,830, or $0.00 per common share, for the six month period ended June 30, 2010.

Three month period ended June 30, 2011 and 2010. The aforementioned factors resulted in a net loss of $1,034,798, or $0.01 per common share, for the three month period ended June 30, 2011, as compared to a net income of $344,975, or $0.00 per common share, for the three month period ended June 30, 2010.

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

Working Capital

The following is a summary of our working capital at June 30, 2011 and December 31, 2010:

	At June 30, 2011	At December 31, 2010	Percent Increase/(Decrease)
Current Assets	$6,648,365	$7,071,070	(6.0)%
Current Liabilities	(376,910)	(549,013)	(31.3)%
Working Capital	$6,271,455	$6,522,057	(3.8)%

As of June 30, 2011, we had an accumulated deficit of $25,678,232. As of June 30, 2011, we had working capital of $6,271,455, compared to working capital of $6,522,057 as of December 31, 2010. The decrease in our working capital was primarily attributable to a reduction in cash, discussed below, partially offset by reclassification of certain equipment to assets held for sale and a reduction in accounts payable due to less testing activity at the Clarkdale site. Cash was $6,204,307 as of June 30, 2011, as compared to $6,996,027 as of December 31, 2010. The decrease in our cash balance was due to our net loss and principal payments on the VRIC payable, partially offset by completion of four funding placements for net proceeds of $2,079,270. Net property and equipment decreased to $12,378,619 as of June 30, 2011 from $13,900,308 as of December 31, 2010. The decrease primarily resulted from equipment reclassified to assets held for sale and depreciation expense.

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

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $2,657,066 during the six month period ended June 30, 2011 from $3,595,295 during the six month period ended June 30, 2010. The decrease in cash used in operating activities was primarily due to decreased cash charges and increased non-cash charges to our loss from operations including change in depreciation, stock based expenses and the write down of assets held for sale.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 (the “2011 Form 10-Q/A”) represents an amended filing for the covered period. In connection with this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, our management, with the participation of principal executive officer and principal financial officer reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

In our original filing of the Quarterly Report on Form 10-Q, management concluded that our disclosure controls and procedures were effective as of June 30, 2011. However, in connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of June 30, 2011. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of June 30, 2011.

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

Based on the discovery of the errors relating to the restatements described herein, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011, and further was not effective during the period from December 31, 2008 through September 30, 2011.

We identified a material weakness in our internal control based on our assessment under the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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
57

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

