Form 10-Q/A
period 2011-09-30
Searchlight Minerals Corp.
filed 2012-03-06
CIK 1084226

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 (the “2011 Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed by Searchlight Minerals Corp. with the Securities and Exchange Commission (“SEC”) on November 14, 2011. The following items have been amended:

PART I - Item 1.	Financial Statements

PART I - Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

PART I - Item 4	Controls and Procedures

PART II - Item 6.	Exhibits

In addition to the filing of this Form 10-Q/A for the quarter ended September 30, 2011, we are also concurrently filing amendments to our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2011. The amendments to our Quarterly Reports on Form 10-Q will be filed to restate our unaudited financial statements and related financial information for the periods contained in those reports. The 2010 Form 10-K/A is being filed to restate our financial statements for the years ended December 31, 2008, 2009 and 2010.

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

A more detailed description of the restatements made to the financial statements for the three and nine month periods ended September 30, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

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

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 14, 2011. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in its historical context and in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, as information in such filings may update or supersede certain information contained in this Form 10-Q/A Amendment No. 1.

4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010

ASSETS

Current assets
Cash	$5,714,790	$6,996,027
Prepaid expenses	65,436	75,043

Total current assets	5,780,226	7,071,070

Property and equipment, net	12,111,682	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	159,056,900	160,845,526

Total assets	$164,837,126	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$77,314	$254,094
Accounts payable - related party	40,628	51,317
VRIC payable, current portion - related party	242,505	228,427
Capital lease payable, current portion	-	15,175

Total current liabilities	360,447	549,013

Long-term liabilities
Derivative warrant liability	3,122,678	993,386
VRIC payable, net of current portion - related party	1,335,747	1,519,426
Deferred tax liability	42,117,458	44,712,636

Total long-term liabilities	46,575,883	47,225,448

Total liabilities	46,936,330	47,774,461

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 128,018,318 and 123,018,318 shares, respectively, issued and outstanding	128,018	123,018
Additional paid-in capital	146,944,799	144,219,513
Accumulated deficit during exploration stage	(29,172,021)	(24,200,396)

Total stockholders' equity	117,900,796	120,142,135

Total liabilities and stockholders' equity	$164,837,126	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
		(restated)	(restated)	(restated)	(restated)

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	767,497	1,009,116	1,949,572	2,476,213	12,378,506
Mineral exploration and evaluation expenses - related party	48,145	78,865	143,203	286,122	2,173,318
Administrative - Clarkdale site	54,050	196,988	240,738	595,714	3,401,732
General and administrative	808,928	651,844	1,947,822	2,011,139	18,716,926
General and administrative - related party	33,871	31,705	111,431	121,632	518,265
Depreciation	342,809	227,402	1,039,556	675,585	2,794,914

Total operating expenses	2,055,300	2,195,920	5,432,322	6,166,405	39,983,661

Loss from operations	(2,055,300)	(2,195,920)	(5,432,322)	(6,166,405)	(39,983,661)

Other income (expense)
Rental revenue	6,135	6,480	18,405	19,440	142,875
Gain on dispute resolution	502,586	-	502,586	-	502,586
Loss on equipment disposition	(9,726)	-	(536,479)	-	(585,620)
Change in fair value of derivative warrant liability	(3,122,678)	(1,747,430)	(2,129,292)	908,818	1,159,311
Interest expense	-	(287)	(1,288)	(1,699)	(14,143)
Interest and dividend income	3,745	8,752	11,587	17,809	640,816

Total other income (expense)	(2,619,938)	(1,732,485)	(2,134,481)	944,368	1,845,825

Loss before income taxes and discontinued operations	(4,675,238)	(3,928,405)	(7,566,803)	(5,222,037)	(38,137,836)

Income tax benefit	1,181,575	797,659	2,595,178	2,329,933	12,717,838

Loss from continuing operations	(3,493,663)	(3,130,746)	(4,971,625)	(2,892,104)	(25,419,998)

Discontinued operations:
Gain (loss) from discontinued operations	-	-	-	120,688	(3,752,023)

Net loss	$(3,493,663)	$(3,130,746)	$(4,971,625)	$(2,771,416)	$(29,172,021)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.03)	$(0.04)	$(0.02)
Gain (loss) from discontinued operations	-	-	-	-

Net loss	$(0.03)	$(0.03)	$(0.04)	$(0.02)

Weighted average common shares outstanding - basic and diluted	127,181,361	118,809,087	126,183,153	118,787,093

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED) (RESTATED)

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2009	118,768,373	$118,768	$141,744,841	$(22,460,281)	$119,403,328

Amortization of stock options issued over vesting periods	-	-	122,127	-	122,127

Issuance of common stock for directors' compensation	49,945	50	44,950	-	45,000

Issuance of stock options for compensation	-	-	52,267	-	52,267

Net loss, September 30, 2010 (restated)	-	-	-	(2,771,416)	(2,771,416)

Balance, September 30, 2010 (restated)	118,818,318	$118,818	$141,964,185	$(25,231,697)	$116,851,306

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$(24,200,396)	$120,142,135

Issuance of common stock for cash under Common Stock Purchase Agreement net of $12,500 issuance costs	5,000,000	5,000	2,681,165	-	2,686,165

Amortization of stock options issued over vesting periods	-	-	162,257	-	162,257

Amortization of purchase warrants issued to a consultant over vesting period	-	-	31,746	-	31,746

Issuance of stock options for compensation	-	-	352,704	-	352,704

Warrants cancelled in dispute resolution	-	-	(502,586)	-	(502,586)

Net loss, September 30, 2011 (restated)	-	-	-	(4,971,625)	(4,971,625)

Balance, September 30, 2011 (restated)	128,018,318	$128,018	$146,944,799	$(29,172,021)	$117,900,796

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,971,625)	$(2,771,416)	$(29,172,021)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(4,971,625)	(2,892,104)	(25,419,998)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	1,039,556	675,585	2,794,914
Stock based expenses	546,707	219,394	7,311,885
Loss on disposition of fixed assets	536,479	-	586,969
Amortization of prepaid expense	257,093	200,512	1,188,657
Allowance for bond deposit recovery	-	(180,500)	-
Change in fair value of derivative warrant liability	2,129,292	(908,818)	(1,159,311)
Gain on dispute resolution	(502,586)	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(247,486)	(199,703)	(1,254,092)
Reclamation bond and deposits	-	176,630	(14,772)
Accounts payable and accrued liabilities	(187,469)	(356,470)	(216,471)
Deferred income taxes	(2,595,178)	(2,329,933)	(12,717,838)

Net cash used in operating activities	(3,995,217)	(5,595,407)	(29,402,643)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(100,399)	(113,397)	(757,065)
Proceeds from property and equipment disposition	365,613	-	366,013
Purchase of property and equipment	(52,623)	(663,063)	(14,346,724)

Net cash provided (used) in investing activities	212,591	(776,460)	(25,745,015)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,698,665	-	64,018,160
Stock issuance costs	(12,500)	-	(2,116,833)
Principal payments on capital lease payable	(15,175)	(18,733)	(116,238)
Principal payments on VRIC payable - related party	(169,601)	(156,603)	(922,936)

Net cash provided (used) by financing activities	2,501,389	(175,336)	60,862,153
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,281,237)	(6,547,203)	5,714,790

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$5,714,790	$6,552,359	$5,714,790

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

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of the adjustments discussed in Note 20. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the restated consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on March 5, 2012.

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

As of September 30, 2011, the Company adjusted the fair value of the warrants as a result of each of the six closings completed under the Seaside financing agreement which is further described in Note 8. In accordance with the terms and conditions of the warrants the following cumulative adjustments were made through September 30, 2011: (i) the exercise price was reduced from $1.85 per share to $1.77 per share, and (ii) the number of warrants was increased by 286,642 warrants.

The following table sets forth the changes in the fair value of the derivative liability for the nine months ended September 30, 2011:

Beginning balance	$993,386
Warrants granted	-
Warrants exercised	-
Adjustment to warrants	8,937
Change in fair value	2,120,355

Ending balance	$3,122,678

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

Stock-based compensation activity - During the nine month period ended September 30, 2011, the Company granted stock-based awards as follows:

a)	On September 30, 2011, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 50,943 shares of common stock at $1.06 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On September 21, 2011, the Company granted incentive stock options under the 2009 Incentive Plan for the purchase of 610,000 shares of common stock at $1.22 per share. The options were granted to officers and employees. 595,000 of the options are fully vested. 15,000 of the options vest upon the employees’ one year anniversaries. All of the options expire five years after the grant date. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On September 21, 2011, the Company granted incentive stock options under the 2009 Incentive Plan for the purchase of 200,000 and 300,000 shares of common stock at $1.22 per share to two of the Company’s officers. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date. At September 30, 2011, management determined that achievement of the performance conditions were probable.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

9.	STOCK-BASED COMPENSATION (continued)

d)	On September 21, 2011, the Company granted incentive stock options under the 2007 Plan for the purchase of 100,000 shares of common stock at $1.22 per share to the Company’s CEO. The options vest upon completion of defined events. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At September 30, 2011, management determined that achievement of the performance condition was probable. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On June 30, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

f)	On March 31, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

g)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

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

A reconciliation of the tax benefit for the nine month periods ended September 30, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30, 2011	September 30, 2010

Income tax benefit at statutory rates	$2,875,385	$1,938,513

Reconciling items:
Non-deductible items	(689,257)	389,100
Change in valuation allowance	409,050	2,320

Income tax benefit	$2,595,178	$2,329,933

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

20.	RESTATEMENT

During the third quarter of 2011, the Company identified errors for modifications of the term and exercise price of certain private placement warrants and for the accounting treatment of private placement warrants containing non-customary anti-dilutive provisions.

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

Upon further review, the Company determined that these modifications conveyed value to these investors that was not contemplated in the original agreements. The Company recorded the modifications to the Subject Warrants as a deemed dividend and recorded an increase of $4,996,955 to additional paid-in capital and accumulated deficit as a correction of an immaterial prior period error effective September 30, 2011.

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

At the issuance date of the Offering Warrants, the Company did not give any accounting recognition to the Offering Warrants in its previously filed financial statements. The Company revisited the accounting treatment for the Offering Warrants and concluded that the warrants should be accounted for as derivative liabilities and revalued at each reporting period. The Company recorded an adjustment to reduce additional paid-in capital and accumulated deficit in the amount of $4,281,989 for the cumulative correction related to the Offering Warrants for the periods from December 31, 2009 through June 20, 2011 as a prior period immaterial error effective September 30, 2011.

Error Correction and Restatement – Effective September 30, 2011, the Company determined that the cumulative effect of the errors was qualitatively immaterial. However, upon further review, the Company concluded that it would restate the financial statements for the periods affected. Additionally, the Company concluded that it should record the modifications to the Subject Warrants as warrant modification expense within general and administrative expense.

The effects of correcting these errors to the consolidated statements of operations for the three month period ended September 30, 2010 and each of the nine month periods ended September 30, 2011 and 2010 and for each of the cumulative periods from inception through September 30, 2011 and 2010 are presented in the tables below. None of the adjustments had an impact on the consolidated balance sheet for the period ended September 30, 2011.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

20.	RESTATEMENT (continued)

Summarized Consolidated Balance Sheet - September 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Derivative warrant liability	$-	$3,344,591	(b)(c)	$3,344,591
Total liabilities	47,518,941	3,344,591		50,863,532
Additional paid-in capital	141,249,219	714,966	(a)(b)	141,964,185
Accumulated deficit during exploration stage	(21,172,140)	(4,059,557)	(a)(c)	(25,231,697)
Total stockholders’ equity	120,195,897	(3,344,591)		116,851,306

Summarized Statement of Operations - For the three months ended September 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$(1,747,430)	(f)	$(1,747,430)
Total other income (expense)	14,945	(1,747,430)	(f)	(1,732,485)
Net loss	(1,383,316)	(1,747,430)	(f)	(3,130,746)
Net loss per common share – basic and diluted	$(0.01)	$(0.01)		$(0.03)

Summarized Statement of Operations - For the nine months ended September 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$-	$908,818	(d)(e)(f)	$908,818
Total other income (expense)	35,550	908,818	(d)(e)(f)	944,368
Net income (loss)	(3,680,234)	908,818	(d)(e)(f)	(2,771,416)
Net income (loss) per common share – basic and diluted	$(0.03)	$0.01		$(0.02)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through September 30, 2010	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$10,959,062	$4,996,955	(a)	$15,956,017
Total operating expenses	27,418,139	4,996,955	(a)	32,415,094
Change in fair value of derivative warrant liability	-	937,398	(c)	937,398
Total other income (expense)	696,663	937,398	(c)	1,634,061
Net loss	$(21,172,140)	$(4,059,557)	(a)(c)	$(25,231,697)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

20.	RESTATEMENT (continued)

Summarized Statement of Operations - For the nine months ended September 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

Change in fair value of derivative warrant liability	$(3,122,678)	$993,386	(g)	$(2,129,292)
Total other income (expense)	(3,127,867)	993,386	(g)	(2,134,481)
Net income (loss)	(5,965,011)	993,386	(g)	(4,971,625)
Net income (loss) per common share – basic and diluted	$(0.05)	$0.01		$(0.04)

Summarized Statement of Operations - For the period from January 14, 2000 (Date of Inception) through September 30, 2011	As Previously Reported	Adjustment	Notes	As Restated

General and administrative	$13,719,971	$4,996,955	(h)	$18,716,926
Total operating expenses	34,986,706	4,996,955	(h)	39,983,661
Net loss	$(24,175,066)	$(4,996,955)	(h)	$(29,172,021)

The following is a summary of the differences between the consolidated financial statements as previously reported and the consolidated financial statements as revised for the errors detected:

(a)	Additional paid-in capital and accumulated deficit were increased by $4,996,955 as a result of two amendments to certain private placement warrants. Related warrant modification expense, categorized within general and administrative expense, was recognized in the amounts of $1,826,670 and $3,170,285 in the quarters ended December 31, 2009 and 2008, respectively.

(b)	The derivative warrant liability and accumulated deficit were reduced by $937,398 as a result of the cumulative fair value adjustments from December 31, 2009 through September 30, 2010. A cumulative gain on the change in fair value of the derivative liability of $2,684,828 was recognized over the corresponding period.

(c)	The derivative warrant liability and accumulated deficit were reduced by $937,398 as a result of the cumulative fair value adjustments from December 31, 2009 through September 30, 2010. A cumulative gain on the change in fair value of the derivative liability of $2,684,828 was recognized over the corresponding period.

(d)	The derivative warrant liability was reduced by $1,042,031 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment for the three month period ended March 31, 2010.

(e)	The derivative warrant liability was reduced by $1,614,217 and a gain on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment for the three month period ended June 30, 2010.

(f)	The derivative warrant liability was increased by $1,747,430 and a loss on the change in fair value of derivative warrant liability was recognized in the same amount as a result of the fair value adjustment for the three month period ended September 30, 2010.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (RESTATED)

20.	RESTATEMENT (continued)

(g)	$993,386 in net gain from the change in fair value of the derivative warrant liability was previously included in the cumulative error correction recorded directly to accumulated deficit. The net gain was incurred in the six month period ended June 30, 2011 and has been reflected in the current period.

(h)	4,996,955 of warrant modification expense, categorized within general and administrative expense, was recognized for warrant modifications that occurred in the years ended December 31, 2009 and 2008. The warrant modifications were previously recorded to accumulated deficit as a deemed dividend.

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

Restatement of Consolidated Financial Statements

The following is a brief summary of the restatement of our previously filed consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2011, and the cumulative periods from January 14, 2000 (date of inception) through September 30, 2011:

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

A more detailed description of the restatements made to the financial statements for the three and nine month periods ended September30, 2010 and 2011 is provided at Note 21 to the consolidated financial statements included with this report.

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010 (restated)	Percent Increase/ (Decrease)	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(2,055,300)	(2,195,920)	(6.4)%	(5,432,322)	(6,166,405)	(11.9)%
Other income (expense)	(2,619,938)	(1,732,485)	51.2%	(2,134,481)	944,368	(326.0)%
Income tax benefit	1,181,575	797,659	48.1%	2,595,178	2,329,933	11.4%
Gain from discontinued operations	-	-	n/a	-	120,688	(100.0)%
Net loss	$(3,493,663)	$(3,130,746)	11.6%	$(4,971,625)	$(2,771,416)	79.4%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010 (restated)	Percent Increase/ (Decrease)	2011 (restated)	2010 (restated)	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$767,497	$1,009,116	(23.9)%	$1,949,572	$2,476,213	(21.3)%
Mineral exploration and evaluation expenses – related party	48,145	78,865	(39.0)%	143,203	286,122	(50.0)%
Administrative – Clarkdale site	54,050	196,988	(72.6)%	240,738	595,714	(59.6)%
General and administrative	808,928	651,844	24.1%	1,947,822	2,011,139	(3.1)%
General and administrative – related party	33,871	31,705	6.8%	111,431	121,632	(8.4)%
Depreciation	342,809	227,402	50.8%	1,039,556	675,585	53.9%
Total operating expenses	$2,055,300	$2,195,920	(6.4)%	$5,432,322	$6,166,405	(11.9)%

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

Other Income and Expenses

Nine month period ended September 30, 2011 and 2010. Total other income (expense) decreased to $(2,134,481) during the nine month period ended September 30, 2011 from $944,368 during the nine month period ended September 30, 2010. The decrease in total other income (expense) was primarily a result of a $2,129,292 loss recognized due to the change in fair value of our derivative warrant liability for the nine month period ended September 30, 2011 as compared to a gain of $908,818 in the same items for the nine month period ended September 30, 2010.

Three month period ended September 30, 2011 and 2010. Total other income decreased to $(2,619,938) during the three month period ended September 30, 2011 from $(1,732,485) during the three month period ended September 30, 2010. The decrease in total other income primarily resulted from increased losses recognized on the change in fair value of our derivative warrant liability. This increased loss was partially offset by a $502,586 gain on dispute resolution which represented the fair value of 3,000,000 warrants returned to the Company by a shareholder.

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

Net Loss

Nine month period ended September 30, 2011 and 2010. The aforementioned factors resulted in a net loss of $4,971,625, or $0.04 per common share, for the nine month period ended September 30, 2011, as compared to a net loss of $2,771,416, or $0.02 per common share, for the nine month period ended September 30, 2010.

Three month period ended September 30, 2011 and 2010. The aforementioned factors resulted in a net loss of $3,493,663, or $0.03 per common share, for the three month period ended September 30, 2011, as compared to a net loss of $3,130,746, or $0.03 per common share, for the three month period ended September 30, 2010.

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

Working Capital

The following is a summary of our working capital at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Percent Increase/(Decrease)
Current Assets	$5,780,226	$7,071,070	(18.3)%
Current Liabilities	(360,447)	(549,013)	(34.3)%
Working Capital	$5,419,779	$6,522,057	(16.9)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

This Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 (the “2011 Form 10-Q/A”) represents an amended filing for the covered period. In connection with this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, our management, with the participation of principal executive officer and principal financial officer reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

In our original filing of the Quarterly Report on Form 10-Q, management concluded that our disclosure controls and procedures were effective as of September 30, 2011. However, in connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of September 30, 2011. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of September 30, 2011.

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

Based on the discovery of the errors relating to the restatements described herein, our management concluded that our internal control over financial reporting was not effective as of September 30, 2011, and further was not effective during the period from December 31, 2008 through September 30, 2011.

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

None

Item 6. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

23.1	Consent of SGS Lakefield Research Chile, S.A. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________________________

(1)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2011.

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

