Form 10-K
period 2011-12-31
Searchlight Minerals Corp.
filed 2012-04-12
CIK 1084226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  (Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 (96,015,737 shares) was approximately $39,366,452 (computed based on the closing sale price of the common stock at $0.41 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of April 11, 2012 was 131,018,318 shares.

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

During the third quarter of 2011, we received the results of a progress report from an independent engineering firm SGS Lakefield Research Chile, S.A. (“SGS”). SGS performed a number of autoclave tests, under various metallurgical conditions, using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. Results from the optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. These results confirm the previous autoclave test results performed by our technical consultants, which yielded up to 0.5 opt of gold into solution using both of these methods. These results are consistent with other tests and analyses conducted by other independent consultants, as well as our pilot test conducted previously at the Clarkdale Facility using a similar leach in an ambient temperature and pressure environment, rather than under autoclave conditions. Moreover, the SGS test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach, which we believe will improve our ability to recover gold from solution and thus improving process technical feasibility.

We performed additional autoclave tests through our consultants and SGS to confirm and prove the repeatability of the optimized metallurgical protocols that yielded the highest gold extraction into solution at SGS.

SGS has advised us that the results of this test work are largely based on the analysis carried out on gold solutions emanating from the tests, by atomic absorption spectrophotometry. These analyses of gold in solution are not in agreement with conventional fire assays analyses, therefore the amount of gold in solution determined by atomic absorption spectroscopy needs to be confirmed. Both SGS and Arrakis, Inc. (“Arrakis”) have recommended proceeding directly to the recovery of gold from solution using carbon or ion exchange resin technologies or other commonly used methods of extracting gold from solution. The recovery of gold will not only define the most cost-effective method of such recovery, but should also provide a tighter definition to the total process system mass balance.

During the first quarter of 2012, we began limited continuous pilot tests in a multi-compartment autoclave (25 liters) at an internationally recognized engineering firm. If these tests show that our autoclave process can extract significant quantities of gold into solution from our slag material, they will serve as the basis for planning the next phase of the project which will be focused on the initiation and completion of a bankable feasibility study. These limited continuous pilot tests replicate a commercial autoclave system and should provide sufficient operating data to design and conduct the larger 7-10 day continuous pilot test in a larger multi-compartment autoclave (50 liters) required to obtain a bankable feasibility study and to design a commercial-scale production facility.

Concurrent with this work, we are also performing gold recovery and extraction tests to determine the best method of recovering gold from the pregnant leach solution. This important step will also provide the data necessary to determine the recovered gold grade from solution and is expected to result in the production of gold dore, providing determination of recoverable gold grades.

Previous to our autoclave efforts, we devoted considerable effort and financial resources to the designing and engineering of a production module, which included finalizing a production flow sheet, sourcing and purchasing equipment, as well as refurbishing a module building and constructing an electrowinning building. The module and electrowinning buildings were designed to allow for the grinding, leaching, filtering and extraction of precious and base metals from the slag material and was anticipated to be able to process between 100 and 250 tons of slag material per day. The process of building and equipping the module was completed in late 2008. In 2009, we began executing our plan of operation on the Clarkdale Slag Project, which included the start-up and operation of the production module, in an effort to achieve consistent levels of gold, silver, copper and zinc extraction that would support the economic feasibility of a commercial production facility.

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

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future. Our net loss for the years ended December 31, 2011 and 2010 was $3,415,345 and $1,740,115, respectively. As of December 31, 2011, we had an accumulated deficit of $27,615,741. We cannot assure you that we will have profitable operations in the future.

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

Current Work Program. Since the second half of 2010, we have pursued autoclaving in an effort to prove our ability to commercially extract and recover precious and base metals from the slag material at our Clarkdale Slag Project. Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from our slag material.

During the third quarter of 2011, we received the results of a progress report from independent engineering firm SGS Lakefield Research Chile, S.A. (“SGS”). SGS performed a number of autoclave tests, under various metallurgical conditions, using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. Results from the optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. These results confirm the previous autoclave test results performed by our technical consultants, which yielded up to 0.5 opt of gold into solution using both of these methods. These results are consistent with other tests and analyses conducted by other independent consultants as well as our pilot test conducted previously at the Clarkdale Facility using a similar leach in an ambient temperature and pressure environment, rather than under autoclave conditions. Moreover, the SGS test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach, which we believe will improve our ability to recover gold from solution and thus improving process technical feasibility.

We performed additional autoclave tests through our consultants and SGS to confirm and prove the repeatability of the optimized metallurgical protocols that yielded the highest gold extraction into solution at SGS.

SGS has advised us that the results of this test work is largely based on the analysis carried out on gold solutions emanating from the tests, by atomic absorption spectrophotometry. These analyses of gold in solution are not in agreement with conventional fire assays analyses, therefore the amount of gold in solution determined by atomic absorption spectroscopy needs to be confirmed. Both SGS and Arrakis, Inc. (“Arrakis”) have recommended proceeding directly to the recovery of gold from solution using carbon or ion exchange resin technologies or other commonly used methods of extracting gold from solution. The recovery of gold will not only define the most cost-effective method of such recovery, but should also provide a tighter definition to the total process system mass balance.

During the first quarter of 2012, we began limited continuous pilot tests in a multi-compartment autoclave (25 liters) at an internationally recognized engineering firm. If these tests show that our autoclave process can extract significant quantities of gold into solution from our slag material, they will serve as the basis for planning the next phase of the project which will be focused on the initiation and completion of a bankable feasibility study. These limited continuous pilot tests replicate a commercial autoclave system and should provide sufficient operating data to design and conduct the larger 7-10 day continuous pilot test in a larger multi-compartment autoclave (50 liters) required to obtain a bankable feasibility study and to design a commercial-scale production facility.

Concurrent with this work, we are also performing gold recovery and extraction tests to determine the best method of recovering gold from the pregnant leach solution. This important step will also provide the data necessary to determine the recovered gold grade from solution and is expected to result in the production of gold dore, providing determination of recoverable gold grades.

Autoclave Tests and Analysis. We engaged SGS to conduct bench-scale autoclave testing on material from our Clarkdale Slag Project, which contains approximately 20 million tons of copper smelter slag. SGS, with offices and laboratory facilities in Australia, Canada, Chile, Europe, Mexico, South Africa and Russia, has been providing metallurgical testing for the mining industry for over 60 years and is recognized as a world leader in the development and demonstration of bankable flowsheets and pilot plant programs. We retained SGS because SGS has the necessary qualifications, credentials and equipment to independently evaluate the processing methodology and autoclaving results previously achieved by our technical consultants.

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

During the second half of 2010 and first half of 2011, Arrakis, an independent metallurgical testing and analytical company, as well as our other independent consultants conducted over 100 bench-scale autoclave tests. The majority were comprised of two-part POX tests in which the Clarkdale slag was pre-oxidized in an 8-liter Parr Autoclave using sulfuric acid, and then the residue was subjected to the same chlorine chemistry leach originally used at the Plant to extract gold into solution. The POX tests indicated that a gold grade of 0.5 opt could be consistently placed into solution with reduced iron and silica, which we believe will improve our ability to recover gold from solution and thus improving process technical feasibility. A qualified and internationally recognized independent third party laboratory was therefore sought to confirm these results as a precursor to performing a continuous autoclave pilot test. SGS was retained to perform these tests. Our technical team subsequently traveled to Santiago, Chile with chain-of-custody Clarkdale slag samples and testing was commenced.

Six POX tests and 12 POL tests were conducted by SGS at its facilities in the third quarter of 2011. The initial tests for both methods showed lower gold values being recovered into solution while later optimized tests for both methods showed significantly higher gold values. This increase was due in large part to the necessarily empirical method of the autoclave tests whereby problems involving autoclave mechanical issues and chemistry formulations were resolved as they were identified. As subsequently corrected autoclave tests were conducted, gold values in solution increased. Both POX and POL tests therefore resulted in negligible amounts of gold recovered into solution at the beginning of the testing when several problems existed and approximately 0.5-0.6 opt gold at the end of the test period, as test protocols were optimized.

James Murray, President, Arrakis, managed and coordinated the test work; Richard Kunter, Richard S. Kunter and Associates, provided technical direction to the engineering firm’s testing program assisted by Roger Kelley, R.J. Kelley, Consulting Metallurgist, all of whom provided independent expert reports to us with regard to the results at the engineering firm’s facilities. The conclusions drawn by the three independent consultants, in reviewing the engineering firm’s test work, confirm the results and conclusions of the engineering firm.

Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appears to consistently place higher grades of gold into solution, this process is likely superior to the POX method in achieving desired results. We currently are using the POL method in our limited continuous pilot testing.

We expect to develop a more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources during the feasibility evaluation. The scope, size, timing and cost of a full-scale production facility will be addressed in the bankable feasibility study. If we determine that we should use autoclaving, the capital costs will likely be higher than those of other methods, including open-vessel leaching, and such costs will need to be considered when comparing the various extraction and recovery methods.

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

Employees

As of December 31, 2011, we had eighteen full-time and one part-time employee. We also had two significant consultants who provide services to our Clarkdale Slag Project operations. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit. We recorded a net loss of $3,415,345 and $1,740,115 for the years ended December 31, 2011 and 2010, respectively, and have incurred cumulative net losses from operations of $27,615,741 and $24,200,396 as of December 31, 2011 and 2010, respectively. In addition, we had cash reserves of approximately $6,161,883 and $6,996,027 at December 31, 2011 and 2010, respectively. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 11, 2012, we had cash reserves of $4,300,000. Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we may require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

To test the commercial viability of the autoclave approach, we have performed over 100 bench-scale (6-liter autoclave) tests which have shown to be successful in leaching gold into solution from the slag material. Bench testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested. However, prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile. Therefore, there can be no assurances given that we will be able to recover the same amount of precious and base metals from all parts of the slag pile. If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

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

Affiliates of our management and principal stockholders have conflicts of interest which may differ from those of ours and yours and we only have four independent board members.

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

Although we only have four independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

We have restated certain items on our consolidated balance sheets and statements of operations for prior periods from December 31, 2008 through September 30, 2011. Based on the discovery of the errors relating to the restatements described above, our management has concluded that our internal control over financial reporting was not effective during the period from December 31, 2008 through December 31, 2011. Management had identified internal control deficiencies which, in management’s judgment, represented material weakness in internal control over financial reporting. The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosure in accordance with generally accepted accounting principles. Such complex transactions included accounting for complex financial instruments.

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

We believe that there are no material litigation matters against us at the current time.

Item 4.	Mine Safety Disclosure

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2011 is included in Exhibit 95 to this Annual Report on Form 10-K.

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2011
Fourth Quarter	$1.11	$0.59
Third Quarter	1.23	0.36
Second Quarter	0.57	0.40
First Quarter	0.87	0.49
Year Ended December 31, 2010
Fourth Quarter	$0.91	$0.565
Third Quarter	1.28	0.38
Second Quarter	1.25	0.61
First Quarter	1.90	1.20

On April 11, 2012, the closing sales price on the OTCBB for the common stock was $1.55 as reported on the website of the NASDAQ Stock Market. As of April 11, 2012, there were 131,018,318 outstanding shares of common stock and approximately 119 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2006 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested. The graph also assumes that U.S. $100 was invested on December 31, 2006 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Searchlight Minerals Corp.	$100.00	62.22	54.44	35.56	14.44	14.44

AMEX Composite Index	$100.00	120.20	71.61	96.97	121.78	129.42

Philadelphia Gold and Silver (XAU) Index	$100.00	122.90	88.82	121.34	164.95	133.35

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2011, with respect to options outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,662,753	$1.14	5,322,501
Equity compensation plans not approved by security holders	1,238,200	$1.80	-
TOTAL	3,900,953	$1.35	5,322,501

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2011:

On December 31, 2011, we issued an aggregate of options to purchase up to 54,000 shares of common stock to our non-management directors. These options were issued pursuant to the director compensation policy for our non-management directors based on an exercise price of $0.65 per share with respect to the 54,000 stock options, which was the closing price of our common stock on December 30, 2011, the last trading day of the fourth quarter of 2011. These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

The following consolidated statement of operations for fiscal years 2010 and 2011 and consolidated balance sheet data for fiscal years 2010 and 2011 have been derived from our consolidated financial statements and related notes which have been audited by Brown Armstrong Accountancy Corporation for the years ended December 31, 2010 and 2011, and are included elsewhere in this document. The statements of operations data for fiscal years 2007, 2008 and 2009, and the balance sheet data for fiscal years 2007, 2008 and 2009 have been derived from our financial statements and related notes not included in this report. The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,
	2011		2010		2009		2008		2007

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		7,368,886		8,302,650		10,171,472		6,968,627		3,650,734
Income tax benefit		2,956,536		3,151,234		2,591,491		1,777,458		1,080,375
Loss from continuing operations		(3,415,345)		(1,860,803)		(7,547,586)		(4,955,056)		(2,221,818)
Gain from discontinued operations		-		120,688		270,457		-		-
Net loss		(3,415,345)		(1,740,115)		(7,277,129)		(4,955,056)		(2,221,818)
Loss per share - basic and diluted
Loss from continuing operations		(0.03)		(0.02)		(0.07)		(0.05)		(0.02)
Gain from discontinued operations		-		-		-		-		-

Balance Sheet Data	Year Ended December 31,
	2011	2010	2009	2008	2007

Cash	$6,161,883	$6,996,027	$13,099,562	$7,055,591	$12,007,344
Working capital	5,987,080	6,522,057	12,347,353	5,885,930	11,105,436
Total assets	165,107,440	167,916,596	174,158,105	167,479,633	160,132,878
Total liabilities	43,349,747	47,774,461	54,754,777	53,875,501	53,932,202
Total stockholders’ equity	121,757,693	120,142,135	119,403,328	113,604,132	106,200,676
Long-term debt, including current portion	1,519,426	1,763,028	1,999,066	2,217,847	2,420,660

Selected Quarterly Financial Data	Three Months Ended
	12/31/11		9/30/11		6/30/11		3/31/11		12/31/10		9/30/10

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,936,663		2,055,300		1,637,285		1,739,638		2,137,244		2,195,920
Loss from operations		(1,936,663)		(2,055,300)		(1,637,285)		(1,739,638)		(2,137,244)		(2,195,920)
Net income (loss)		1,556,296		(3,493,663)		(1,034,798)		(443,180)		1,030,302		(3,130,746)
Basic and diluted income (loss) per share		0.01		(0.03)		(0.01)		(0.00)		0.01		(0.03)

Selected Quarterly Financial Data	Three Months Ended
	6/30/10		3/31/10		12/31/09		9/30/09		6/30/09		3/31/09

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		2,131,505		1,837,981		5,046,338		1,822,933		1,729,975		1,572,226
Loss from operations		(2,131,505)		(1,837,981)		(5,046,338)		(1,822,933)		(1,729,975)		(1,572,226)
Net income (loss)		344,975		15,354		(4,082,256)		(1,136,489)		(1,078,329)		(980,055)
Basic and diluted income (loss) per share		0.00		0.00		(0.04)		(0.01)		(0.01)		(0.01)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

Clarkdale Slag Project.

Current Work Program. Since the second half of 2010, we have pursued autoclaving in an effort to prove our ability to commercially extract and recover precious and base metals from the slag material at our Clarkdale Slag Project. Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from our slag material.

During the third quarter of 2011, we received the results of a progress report from independent engineering firm SGS Lakefield Research Chile, S.A. (“SGS”). SGS performed a number of autoclave tests, under various metallurgical conditions, using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. Results from the optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. These results confirm the previous autoclave test results performed by our technical consultants, which yielded up to 0.5 opt of gold into solution using both of these methods. These results are consistent with other tests and analyses conducted by other independent consultants as well as our pilot test conducted previously at the Clarkdale Facility using a similar leach in an ambient temperature and pressure environment, rather than under autoclave conditions. Moreover, the SGS test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach, which we believe will improve our ability to recover gold from solution and thus improving process technical feasibility.

We performed additional autoclave tests through our consultants and SGS to confirm and prove the repeatability of the optimized metallurgical protocols that yielded the highest gold extraction into solution at SGS.

SGS has advised us that the results of this test work are largely based on the analysis carried out on gold solutions emanating from the tests, by atomic absorption spectrophotometry. These analyses of gold in solution are not in agreement with conventional fire assays analyses, therefore the amount of gold in solution determined by atomic absorption spectroscopy needs to be confirmed. Both SGS and Arrakis, Inc. (“Arrakis”) have recommended proceeding directly to the recovery of gold from solution using carbon or ion exchange resin technologies or other commonly used methods of extracting gold from solution. The recovery of gold will not only define the most cost-effective method of such recovery, but should also provide a tighter definition to the total process system mass balance.

During the first quarter of 2012, we began limited continuous pilot tests in a multi-compartment autoclave (25 liters) at an internationally recognized engineering firm. If these tests show that our autoclave process can extract significant quantities of gold into solution from our slag material, they will serve as the basis for planning the next phase of the project which will be focused on the initiation and completion of a bankable feasibility study. These limited continuous pilot tests replicate a commercial autoclave system and should provide sufficient operating data to design and conduct the larger 7-10 day continuous pilot test in a larger multi-compartment autoclave (50 liters) required to obtain a bankable feasibility study and to design a commercial-scale production facility.

Concurrent with this work, we are also performing gold recovery and extraction tests to determine the best method of recovering gold from the pregnant leach solution. This important step will also provide the data necessary to determine the recovered gold grade from solution and is expected to result in the production of gold dore, providing determination of recoverable gold grades.

Autoclave Tests and Analysis. We engaged SGS to conduct bench-scale autoclave testing on material from our Clarkdale Slag Project, which contains approximately 20 million tons of copper smelter slag. SGS, with offices and laboratory facilities in Australia, Canada, Chile, Europe, Mexico, South Africa and Russia, has been providing metallurgical testing for the mining industry for over 60 years and is recognized as a world leader in the development and demonstration of bankable flowsheets and pilot plant programs. We retained SGS because SGS has the necessary qualifications, credentials and equipment to independently evaluate the processing methodology and autoclaving results previously achieved by our technical consultants.

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

During the second half of 2010 and first half of 2011, Arrakis, an independent metallurgical testing and analytical company, as well as our other independent consultants conducted over 100 bench-scale autoclave tests. The majority were comprised of two-part POX tests in which the Clarkdale slag was pre-oxidized in an 8-liter Parr Autoclave using sulfuric acid, and then the residue was subjected to the same chlorine chemistry leach originally used at the Plant to extract gold into solution. The POX tests indicated that a gold grade of 0.5 opt could be consistently placed into solution with reduced iron and silica, which we believe will improve our ability to recover gold from solution and thus improving process technical feasibility. A qualified and internationally recognized independent third party laboratory was therefore sought to confirm these results as a precursor to performing a continuous autoclave pilot test. SGS was retained to perform these tests. Our technical team subsequently traveled to Santiago, Chile with chain-of-custody Clarkdale slag samples and testing was commenced.

Six POX tests and 12 POL tests were conducted by SGS at its facilities. The initial tests for both methods showed lower gold values being recovered into solution while later optimized tests for both methods showed significantly higher gold values. This increase was due in large part to the necessarily empirical method of the autoclave tests whereby problems involving autoclave mechanical issues and chemistry formulations were resolved as they were identified. As subsequently corrected autoclave tests were conducted, gold values in solution increased. Both POX and POL tests therefore resulted in negligible amounts of gold recovered into solution at the beginning of the testing when several problems existed and approximately 0.5-0.6 opt gold at the end of the test period, as test protocols were optimized.

James Murray, President, Arrakis, managed and coordinated the test work; Richard Kunter, Richard S. Kunter and Associates, provided technical direction to the engineering firm’s testing program assisted by Roger Kelley, R.J. Kelley, Consulting Metallurgist, all of whom provided independent expert reports to us with regard to the results at the engineering firm. The conclusions drawn by the three independent consultants, in reviewing the engineering firm’s test work, confirm the results and conclusions of the engineering firm.

Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appears to consistently place higher grades of gold into solution, this process is likely superior to the POX method in achieving desired results. We currently are using the POL method in our limited continuous pilot testing.

We expect to develop a more thorough economic analysis of the full-scale production facility, including specific capital and operating costs, funding schedules and funding sources during the feasibility evaluation. The scope, size, timing and cost of a full-scale production facility will be addressed in the bankable feasibility study. If we determine that we should use autoclaving, the capital costs will likely be higher than those of other methods, including open-vessel leaching, and such costs will need to be considered when comparing the various extraction and recovery methods.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 11, 2012, we had cash reserves in the amount of approximately $4,300,000. Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we may require additional financing in order to fund these activities.

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

Critical Accounting Policies

Use of estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring estimates and assumptions include the valuation of stock-based compensation and derivative warrant liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses.”

Capitalized interest cost - We capitalize interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of the project. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

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

Impairment of long-lived assets – We review and evaluate our long-lived assets for impairment at each balance sheet date due to our planned exploration stage losses and document such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as our continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

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

Results of Operations

Years Ended December 31, 2011 and 2010

The following table illustrates a summary of our results of operations for the periods set forth below:

		Year Ended December 31
	2011	2010
Revenue	$-	$-
Operating expenses	(7,368,886)	(8,302,650)
Rental revenue	24,195	25,460
Interest and dividend income	14,605	22,039
Interest expense	(1,288)	(2,835)
Loss on equipment disposition	(536,479)	(14,074)
Change in derivative warrant liability	993,386	3,260,023
Gain on dispute resolution	502,586	-
Income tax benefit	2,956,536	3,151,234
Gain (loss) from discontinued operations	-	120,688
Net loss	$(3,415,345)	$(1,740,115)

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the year ended December 31, 2011. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	2011	2010

Mineral exploration and evaluation expenses	$2,703,131	$3,363,436
Mineral exploration and evaluation expenses – related party	188,203	338,970
Administrative – Clarkdale site	335,361	720,699
General and administrative	2,605,548	2,824,226
General and administrative – related party	153,939	152,069
Depreciation	1,382,704	903,250
Total operating expenses	$7,368,886	$8,302,650

Operating expenses decreased by 11.2% to $7,368,886 during the year ended December 31, 2011 from $8,302,650 during the year ended December 31, 2010. Operating expense decreased in 2011 compared to the corresponding period in 2010 primarily as a result of decreased exploration and evaluation expenses and general and administrative expenses, which were partially offset by increased depreciation expense.

Mineral exploration and evaluation expenses decreased by 19.6% to $2,703,131 during the year ended December 31, 2011 from $3,363,436 during the year ended December 31, 2010. Mineral exploration and evaluation expenses decreased in 2011 compared to the corresponding period in 2010 primarily as a result of our current work program on the Clarkdale Slag Project which is being conducted by outside independent laboratories. This has allowed for a reduction in on-site staffing and site operating costs. Additionally, in 2010 we pursued a multi-path approach to the accomplishment of our technical objectives in order to determine effective techniques to extract precious and base metals for the slag material. Consequently, we supplemented our internal technical team with a new project manager and additional experienced engineers resulting in additional compensation expense.

Included in mineral exploration and evaluation expenses were the amounts of $180,000 in advance royalty payments and $8,203 in expense reimbursements during the year ended December 31, 2011 and $297,500 in fees and $41,470 in expense reimbursements during the year ended December 31, 2010, to Nanominerals Corp. (one of our principal stockholders and an affiliate of Ian R. McNeil, our former Chief Executive Officer and President and a director, and Carl S. Ager, our Vice President, Secretary and Treasurer and a director) for technical assistance, including providing us with the use of its laboratory, instrumentation, milling equipment and research facilities with respect to our Searchlight Gold Project and Clarkdale Slag Project and financing related activities, including providing assistance to us when potential financiers performed technical due diligence on our projects and made technical presentations to potential investors in connection with the exploration, testing and construction of our mineral projects, and reimbursement of expenses provided by Nanominerals in connection with the exploration, testing and construction of our mineral projects.

Further, we incurred $335,361 and $720,699 of administrative expenses relating to the Clarkdale Slag Project during the years ended December 31, 2011 and 2010, respectively. Administrative costs at the Clarkdale site decreased in 2011 compared to 2010 due to a significant change in our work program for the Clarkdale Slag Project from preproduction activities to autoclave testing conducted primarily by outside independent laboratories resulting in reduced on-site activity costs.

General and administrative expenses decreased 7.7% and amounted to $2,605,548 during the year ended December 31, 2011 from $2,824,226 during the year ended December 31, 2010. Our cost control measures resulted in an approximately $230,000 reduction in consulting and filing fees, travel expenses and insurance costs. General and administrative cash based compensation also decreased for officers and directors by approximately $120,000 which was partially offset by an increase of approximately $37,000 in stock based compensation for our officers and directors.

Included in general and administrative expenses for the years ended December 31, 2011 and 2010 were directors’ compensation expenses related to the vesting of director options and option grants to directors of $73,840 and $391,862, respectively.

On October 15, 2009, we adopted our 2009 Stock Incentive Award Plan for Employees and Service Providers (the “2009 Incentive Plan”). Under the terms of the 2009 Incentive Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants. On December 15, 2009, our stockholders approved the 2009 Incentive Plan. As of December 31, 2011, we have granted 1,110,000 options under the 2009 Incentive Plan with a weighted average exercise price of $1.22 per share. On October 15, 2009, we adopted our 2009 Stock Incentive Plan for Directors (the “2009 Directors Plan”). Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to our directors. On December 15, 2009, our stockholders approved the 2009 Directors Plan. As of December 31, 2011, 707,688 options have been granted under the 2009 Directors Plan with a weighted average exercise price of $1.13 per share. As of April 30, 2007, we adopted our 2007 Stock Option Plan (the “2007 Plan”). Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. On June 15, 2007, our stockholders approved the 2007 Plan. As of December 31, 2011, 859,811 options have been granted under the 2007 Plan with a weighted average exercise price of $1.10 per share.

In addition, we incurred $153,939 and $152,069 during the years ended December 31, 2011 and 2010, respectively for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These expenses did not change significantly during the year ended December 31, 2011 as compared to 2010.

These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $52,339 and $62,348 of the above Cupit Milligan fees and expenses for the years ended December 31, 2011 and 2010, respectively.

Other Income and Expenses. Total other income decreased to $997,005 during the year ended December 31, 2011 from $3,290,613 during the year ended December 31, 2010. The decrease in 2011, as compared to 2010, was primarily due to less gain recognized on the change in fair value of our derivative warrant liability.

We received incidental rental revenue of $24,195 and $25,460 during the years ended December 31, 2011 and 2010, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants. Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit. Income tax benefit decreased by 6.2% to $2,956,536 during the year ended December 31, 2011 from $3,151,234 during the year ended December 31, 2010. The decrease in 2011, as compared to 2010, was primarily a result of the reduction in operating expenses discussed in the paragraphs above.

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

Net Loss. The aforementioned factors resulted in a net loss of $3,415,345 or $0.03 per common share, for the year ended December 31, 2011, as compared to a net loss of $1,740,115, or $0.02 per common share, for the year ended December 31, 2010.

As of December 31, 2011 and 2010, we had cumulative net operating loss carryforwards of approximately $33,284,612 and $26,803,688, respectively, for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2031.

We had cumulative state net operating losses of approximately $20,041,239 and $15,594,824 as of December 31, 2011 and 2010, respectively, for state income tax purposes. The state net operating loss carryforwards expire between 2012 and 2016.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2011 and 2010, we conducted the following financings of our securities:

On December 22, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with an investor for the sale of shares of our common stock. The per share purchase price of the shares sold in each transaction equaled the volume weighted average trading price of our common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85. The final closing was completed on December 15, 2011. The offering and sale of shares of our common stock to the investor was made pursuant to our shelf registration statement on Form S-3 (File No. 333-169993), which was declared effective by the Securities and Exchange Commission on November 23, 2010. In connection with these transactions under the Purchase Agreement, we issued a total of 11,000,000 shares of common stock at a weighted per share purchase price of $0.5874, resulting in gross proceeds to us of $6,460,940. Total fees related to these issuances were $99,690.

Working Capital

The following is a summary of our working capital at December 31, 2011 and 2010:

		At December 31,
	2011	2010
Current assets	$6,308,688	$7,071,070
Current liabilities	(321,608)	(549,013)
Working capital	$5,987,080	$6,522,057

As of December 31, 2011, we had an accumulated deficit of $27,615,741. As of December 31, 2011, we had working capital of $5,987,080, compared to working capital of $6,522,057 as of December 31, 2010. The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $4,867,190 from offerings of our securities in completed in 2011. Cash was $6,161,883 as of December 31, 2011, as compared to $6,996,027 as of December 31, 2010. Net property and equipment decreased to $11,853,534 as of December 31, 2011 from $13,900,308 as of December 31, 2010. The decrease primarily resulted from depreciation expense and to selling certain pieces of equipment.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $41,756,100 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Also included in long term liabilities in the accompanying consolidated financial statements is a balance of $993,386 for the year ended December 31, 2010 for deferred warrant liability related to certain private placement warrants which contain certain anti-dilution provisions. The fair value of the derivative warrant liability was determined to be zero at December 31, 2011. The deferred warrant liability is measured at fair value at each reporting period and will be settled upon the occurrence of warrant holders exercising their warrants or by the expiration of the warrants on November 12, 2012. The derivative warrant liability does not require cash settlement by us.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

		Year Ended December 31,
	2011	2010
Cash used in operating activities	$(5,565,323)	$(7,086,859)
Cash provided by (used in) investing activities	127,591	(822,698)
Cash provided by financing activities	4,603,588	1,806,022
Net (decrease) increase in cash during period	$(834,144)	$(6,103,535)

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $5,565,323 during the year ended December 31, 2011 from $7,086,859 during the year ended December 31, 2010. The decrease in cash used in operating activities was primarily due to smaller operating losses resulting from decreased activity on our Clarkdale project.

Net Cash Provided by (Used in) Investing Activities. Investing activities provided $127,591 during the year ended December 31, 2011, as compared to cash used of $822,698 during the year ended December 31, 2010. The increase was primarily a result of a decrease in purchases of property and equipment relating to the Clarkdale Slag Project and to proceeds from equipment dispositions of $365,613.

Net Cash Used/Provided by Financing Activities. Net cash provided by financing activities was $4,603,588 for the year ended December 31, 2011 compared to $1,806,022 for the year ended December 31, 2010. Net cash provided by financing activities during the year ended December 31, 2011 primarily resulted from the receipt of $4,867,190 from the gross proceeds of private placements of our securities, offset by $228,427 of principal payments made to VRIC.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During 2012, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 11, 2012, we had cash reserves in the amount of approximately $4,300,000. Our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we may require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2012, we may need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2011:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

Long-term obligation	$360,000	$720,000	$720,000	$60,000	$1,860,000

Total	$360,000	$720,000	$720,000	$60,000	$1,860,000

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $6,161,883 at December 31, 2011 and $6,996,027 at December 31, 2010. Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

BROWN ARMSTRONG

ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Searchlight Minerals Corp.

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011, including inception cumulative data prospectively from January 14, 2000 through December 31, 2011. Searchlight Minerals Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements from which the inception cumulative data prospectively from January 14, 2000 through December 31, 2005. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Searchlight Minerals Corp. (An Exploration Stage Company), is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the results of its operations, stockholders’ equity, and its cash flows for each of the years in the two-year period ended December 31, 2011, including inception cumulative data prospectively from January 14, 2000 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

April 12, 2012

Pasadena, California

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
Las Vegas, Nevada

3145 E. Warm Springs Road • Suite 450 • Las Vegas, Nevada 89120 • PHONE: (702) 450-2200 • FAX: (702) 436-4218
E-MAIL: ktingle@kyletinglecpa.com

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$6,161,883	$6,996,027
Prepaid expenses	146,805	75,043

Total current assets	6,308,688	7,071,070

Property and equipment, net	11,853,534	13,900,308
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,772	14,772

Total non-current assets	158,798,752	160,845,526

Total assets	$165,107,440	$167,916,596

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$61,496	$254,094
Accounts payable - related party	12,725	51,317
VRIC payable, current portion - related party	247,387	228,427
Capital lease payable, current portion	-	15,175

Total current liabilities	321,608	549,013

Long-term liabilities
Derivative warrant liability	-	993,386
VRIC payable, net of current portion - related party	1,272,039	1,519,426
Deferred tax liability	41,756,100	44,712,636

Total long-term liabilities	43,028,139	47,225,448

Total liabilities	43,349,747	47,774,461

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 131,018,318 and 123,018,318 shares,
respectively, issued and outstanding	131,018	123,018
Additional paid-in capital	149,242,416	144,219,513
Accumulated deficit during exploration stage	(27,615,741)	(24,200,396)

Total stockholders' equity	121,757,693	120,142,135

Total liabilities and stockholders' equity	$165,107,440	$167,916,596

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,703,131	3,363,436	13,132,065
Mineral exploration and evaluation expenses - related party	188,203	338,970	2,218,318
Administrative - Clarkdale site	335,361	720,699	3,496,355
General and administrative	2,605,548	2,824,226	19,374,652
General and administrative - related party	153,939	152,069	560,773
Depreciation	1,382,704	903,250	3,138,062

Total operating expenses	7,368,886	8,302,650	41,920,225

Loss from operations	(7,368,886)	(8,302,650)	(41,920,225)

Other income (expense)
Rental revenue	24,195	25,460	148,665
Gain on dispute resolution	502,586	-	502,586
Loss on equipment disposition	(536,479)	(14,074)	(585,620)
Change in fair value of derivative warrant liability	993,386	3,260,023	4,281,989
Interest expense	(1,288)	(2,835)	(14,143)
Interest and dividend income	14,605	22,039	643,834

Total other income (expense)	997,005	3,290,613	4,977,311

Loss before income taxes and discontinued operations	(6,371,881)	(5,012,037)	(36,942,914)

Income tax benefit	2,956,536	3,151,234	13,079,196

Loss from continuing operations	(3,415,345)	(1,860,803)	(23,863,718)

Discontinued operations:
Gain (loss) from discontinued operations	-	120,688	(3,752,023)

Net loss	$(3,415,345)	$(1,740,115)	$(27,615,741)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.02)
Gain from discontinued operations	-	-

Net loss	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	127,026,537	119,034,180

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature associated with debt	-	-	300,000	-	-	300,000

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Share-based compensation	123,022	123	1,343,821	(18,000)	-	1,325,944

Issuance of stock options in satisfaction of debt	-	-	300,000	-	-	300,000

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants for mineral property	-	-	1,310,204	-	-	1,310,204

Issuance of common stock for mineral property	22,425,000	22,425	77,566,950	-	-	77,589,375

Issuance of common stock in satisfaction of debt	200,000	200	124,800	-	-	125,000

Issuance of common stock for cash, net	57,720,351	57,720	57,112,276	(360,000)	-	56,809,996

Common stock subscribed	-	-	-	378,000	-	378,000

Additional paid-in capital from cancellation of related party debt	-	-	742,848	-	-	742,848

Modification of investor warrants	-	-	4,996,955	-	-	4,996,955

Derivative warrant liability	-	-	(4,281,989)	-	-	(4,281,989)

Net loss for the years ended December 31, 2000 through 2009	-	-	-	-	(22,430,132)	(22,430,132)

Balance, December 31, 2009	118,768,373	118,768	141,744,841	-	(22,460,281)	119,403,328

Share-based compensation	49,945	50	436,812	-	-	436,862

Issuance of common stock for cash, net	4,200,000	4,200	2,037,860	-	-	2,042,060

Net loss, December 31, 2010	-	-	-	-	(1,740,115)	(1,740,115)

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$-	$(24,200,396)	$120,142,135

Issuance of common stock for cash, net	8,000,000	8,000	4,839,190	-	-	4,847,190

Share-based compensation	-	-	686,299	-	-	686,299

Warrants cancelled in legal settlement	-	-	(502,586)	-	-	(502,586)

Net loss, December 31, 2011	-	-	-	-	(3,415,345)	(3,415,345)

Balance, December 31, 2011	$131,018,318	$131,018	$149,242,416	$-	$(27,615,741)	$121,757,693

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
			through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,415,345)	$(1,740,115)	$(27,615,741)
Gain (loss) from discontinued operations	-	120,688	(3,752,023)
Loss from continuing operations	(3,415,345)	(1,860,803)	(23,863,718)

Adjustments to reconcile loss from operating to net cash used in operating activities:
Depreciation	1,382,704	903,250	3,138,062
Stock based expenses	686,299	436,862	7,451,477
Loss on disposition of fixed assets	536,479	14,074	586,969
Amortization of prepaid expense	321,579	279,535	1,253,143
Allowance for bond deposit recovery	-	(180,500)	-
Change in fair value of derivative warrant liability	(993,386)	(3,260,023)	(4,281,989)
Gain on dispute resolution	(502,586)	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(393,341)	(232,317)	(1,399,947)
Reclamation bond and deposits	-	176,630	(14,772)
Accounts payable and accrued liabilities	(231,190)	(212,333)	(260,192)
Deferred income taxes	(2,956,536)	(3,151,234)	(13,079,196)

Net cash used in operating activities	(5,565,323)	(7,086,859)	(30,972,749)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(131,573)	(149,079)	(788,239)
Proceeds from property and equipment disposition	365,613	-	366,013
Purchase of property and equipment	(106,449)	(673,619)	(14,400,550)

Net cash provided (used) in investing activities	127,591	(822,698)	(25,830,015)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,867,190	2,121,750	66,186,685
Stock issuance costs	(20,000)	(79,690)	(2,124,333)
Principal payments on capital lease payable	(15,175)	(25,117)	(116,238)
Principal payments on VRIC payable - related party	(228,427)	(210,921)	(981,762)

Net cash provided by financing activities	4,603,588	1,806,022	62,964,352
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(834,144)	(6,103,535)	6,161,883

CASH AT BEGINNING OF PERIOD	6,996,027	13,099,562	-

CASH AT END OF PERIOD	$6,161,883	$6,996,027	$6,161,883

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
			through
	December 31, 2011	December 31, 2010	December 31, 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$1,288	$2,835	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for the acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in the acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to the acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$4,281,989	$4,281,989

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern - The Company incurred cumulative net losses of $27,615,741 from operations as of December 31, 2011 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $131,573 and $149,079 for the years ended December 31, 2011 and 2010, respectively.

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

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 26,959,678 and 28,321,361 for the years ended December 31, 2011 and 2010, respectively.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect adoption of the additional fair value measurement and disclosure requirements to have a material impact on its financial position or results of operations.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(27,020)	$11,235	$38,255	$(21,555)	$16,700
Lab equipment	249,061	(140,634)	108,427	249,061	(90,822)	158,239
Computers and equipment	81,969	(53,056)	28,913	78,568	(42,617)	35,951
Income property	309,750	(13,017)	296,733	309,750	(10,369)	299,381
Vehicles	44,175	(40,433)	3,742	44,175	(30,798)	13,377
Slag conveyance equipment	300,916	(84,104)	216,812	44,375	(11,094)	33,281
Demo module building	6,630,063	(1,874,841)	4,755,222	6,630,063	(1,211,835)	5,418,228
Demo module equipment	35,996	(7,199)	28,797	-	-	-
Grinding circuit	863,678	-	863,678	-	-	-
Leaching and filtration	1,300,618	(260,124)	1,040,494	-	-	-
Fero-silicate storage	4,326	(433)	3,893	-	-	-
Electrowinning building	1,492,853	(149,285)	1,343,568	-	-	-
Site improvements	1,392,559	(248,691)	1,143,868	1,299,630	(160,557)	1,139,073
Site equipment	341,529	(223,631)	117,898	337,140	(165,578)	171,562
Construction in progress	1,102,014	-	1,102,014	5,957,850	-	5,957,850
Capitalized interest	788,240	-	788,240	656,666	-	656,666

	$14,976,002	$(3,122,468)	$11,853,534	$15,645,533	$(1,745,225)	$13,900,308

At December 31, 2011, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project. During the first quarter of 2011, certain demo module equipment, grinding circuit, leaching and filtration system, fero-silicate storage, electrowinning building and the remaining slag conveyance equipment were reclassified from construction in progress to assets that are available for use in the demonstration testing facility.

Depreciation expense was $1,382,704 and $903,250 for the years ended December 31, 2011 and 2010, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized for the year ended December 31, 2011.

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

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CLARKDALE SLAG PROJECT (continued)

The following table reflects the recorded purchase consideration for the Clarkdale Slag Project:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Warrants issued for joint venture option	1,918,481
Common stock issued	66,879,375
Monthly payments, current portion	167,827
Monthly payments, net of current portion	2,333,360
Acquisition costs	127,000

Total purchase price	82,216,043

Net deferred income tax liability assumed - Clarkdale Slag Project	48,076,734

Total	$130,292,777

The following table reflects the components of the Clarkdale Slag Project:

Allocation of acquisition cost:
Clarkdale Slag Project (including net deferred income tax liability assumed of $48,076,734)	$120,766,877
Land - smelter site and slag pile	5,916,150
Land	3,300,000
Income property and improvements	309,750

Total	$130,292,777

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	MINERAL PROPERTIES - MINING CLAIMS

As of December 31, 2011, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At December 31, 2011, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Trade accounts payable	$44,749	$236,019
Accrued compensation and related taxes	16,747	18,075

	$61,496	$254,094

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

As of December 31, 2011, the Company adjusted the warrants as a result of each of the nine closings completed under the Seaside financing agreement which are further described in Note 8. In accordance with the terms and conditions of the warrants the following cumulative adjustments were made through December 31, 2011: (i) the exercise price was reduced from $1.85 per share to $1.74 per share, and (ii) the number of warrants was increased by 400,899 warrants.

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and 2010:

Balance, December 31, 2009	$4,253,409
Adjustment to warrants	1,186
Change in fair value	(3,261,209)

Balance, December 31, 2010	993,386
Adjustment to warrants	25,636
Change in fair value	(1,019,022)

Balance, December 31, 2011	$-

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used:

	2011	2010

Dividend yield	-	-
Expected volatility	59.41% to 105.91%	69.44% to 95.10%
Risk-free interest rate	0.11% to 0.84%	0.61% to 1.60%
Expected life (years)	1.00 to 2.00	2.00 to 3.00

7.	VRIC PAYABLE - RELATED PARTY

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

The following table represents future principal payments on VRIC payable for each of the years ending December 31,

2012	$247,387
2013	267,919
2014	290,156
2015	314,239
2016	340,321
Thereafter	59,404

1,519,426
VRIC payable, current portion	247,387

VRIC payable, net of current portion	$1,272,039

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

The per share purchase price of the shares sold in each transaction equaled the volume weighted average trading price of the Company’s common stock during the ten-day trading period immediately preceding the applicable closing date (the “VWAP”), multiplied by 0.85.  In the event that the VWAP was below $0.50 per share, the closing would not occur and was rescheduled to occur following the end of the originally scheduled closings, provided that only two closings could be rescheduled. The final closing was completed on December 15, 2011. The Company issued a total of 11,000,000 shares under the Purchase Agreement.

During the year ended December 31, 2011, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.56092 per share under the Purchase Agreement for gross proceeds of $560,920. Total fees related to this issuance were $2,500.

b)	On November 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.67958 per share under the Purchase Agreement for gross proceeds of $679,575. Total fees related to this issuance were $2,500.

c)	On October 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.92803 per share under the Purchase Agreement for gross proceeds of $928,030. Total fees related to this issuance were $2,500.

d)	On September 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.619395 per share under the Purchase Agreement for gross proceeds of $619,395. Total fees related to this issuance were $2,500.

e)	On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

f)	On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under the Purchase Agreement for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

g)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

h)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK HOLDERS EQUITY (continued)

During the year ended December 31, 2010, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 23, 2010, the Company issued 3,000,000 shares of common stock to Seaside under the Purchase Agreement for gross proceeds of $1,593,750. Total fees related to this issuance were $79,690.

b)	In November 2010, the Company issued 1,136,567 shares of common stock to an officer, a former officer and a director from the exercise of stock options resulting in cash proceeds of $500,090. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

c)	In October 2010, the Company issued 63,433 shares of common stock to a director and an officer from the exercise of stock options resulting in cash proceeds of $27,910. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

d)	On September 30, 2010, the Company awarded and issued 9,231 shares to a non-officer director pursuant to its directors’ compensation policy. The share award was priced at $0.975 per share and has been recorded as directors’ compensation expense of $9,000 and as common stock and additional paid-in capital.

e)	On June 30, 2010, the Company awarded and issued 12,857 shares each to two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $0.70 per share and have been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

f)	On March 31, 2010, the Company awarded and issued 7,500 shares each to two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $1.20 per share and have been recorded as directors’ compensation expense of $18,000 and as common stock and additional paid-in capital.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2009, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2009, the Company awarded and issued 5,625 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.60 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)	On November 16, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

c)	On November 12, 2009, the Company completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors pursuant to Rule 506 of Regulation D promulgated by the Securities Act of 1933. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at an adjusted price of $1.74 per share for a period of three years from the date of issuance. Under certain specified circumstances, the warrants may be exercised by means of a “cashless exercise”.

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

The warrants contain non-customary anti-dilution provisions and are therefore not afforded equity classification. Accordingly, the warrants are treated as a derivative liability and are carried at fair value as further discussed in Note 6.

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

The warrant modification resulted in an increase in the value of the warrants of $3,170,285 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	1.36%
Expected volatility	71.76%
Expected life (years)	2.75

d)	On September 30, 2009, the Company awarded and issued 4,945 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.82 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

e)	On July 29, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

f)	On June 30, 2009, the Company awarded and issued 3,689 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.44 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

g)	On April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The call provisions in the private placement warrants were restated so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original dates of issuance. As a result: (i) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (ii) the broker warrants will not have a call provision, and (iii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

h)	On April 14, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

i)	On March 31, 2009, the Company awarded and issued 3,284 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

j)	On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

k)	On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2008, the Company awarded and issued 3,673 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

b)	On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. These warrants were further amended on April 30, 2009 and on November 12, 2009.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

The warrant modification resulted in an increase in the value of the warrants of $1,826,760 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	0.36%
Expected volatility	76.59%
Expected life (years)	-

c)	On September 30, 2008, the Company awarded and issued 5,142 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital.

d)	On August 26, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 22, 2010.

e)	On June 30, 2008, the Company awarded 4,326 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on September 30, 2008.

f)	On June 25, 2008, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

g)	On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

h)	On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

i)	On March 31, 2008, the Company awarded 2,670 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on May 15, 2008.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,620,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,637,500 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of the Company’s common stock were issued by the Company as commission to agents in connection with the offering.

k)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,630,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 1,643,750 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. There was no commission paid or payable to agents in connection with this offering.

l)	On January 30, 2008, the Company received gross proceeds of $2,528,500 by issuing an aggregate of 3,890,000 shares of its common stock on the exercise of warrants issued by the Company in January 2006. Each warrant entitled the holder to purchase one share of the Company’s common stock at a price of $0.65 per share on or before January 18, 2008. The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to the January 18, 2008 expiration date. A total of 3,690,000 shares were issued to US accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. An additional 200,000 shares were issued to one non-US person as defined in Regulation S of the Securities Act.

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2007, the Company awarded 3,214 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.80 per share and has been recorded as directors’ compensation expense of $18,000 and common stock subscribed as of December 31, 2007.

b)	On December 26, 2007, the Company completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at $1.60 per unit for total proceeds of $5,000,000. Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. In addition, the Company has issued an additional 156,250 shares of its common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited. Including the shares issued as a commission, the Company has issued an aggregate of 3,281,250 shares of its common stock and 1,562,500 share purchase warrants to the Arlington Group Limited under the private placement. The private placement was completed pursuant to the provisions of Regulation S under the Securities Act of 1933.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

c)	On December 13, 2007, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Stock options exercised were for 400,000 shares at $0.25 per share. Each of the stock options was set to expire on November 23, 2010.

d)	On December 12, 2007, the Company received $65,000 for exercise of warrants to purchase 100,000 shares at $0.65 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

e)	On September 30, 2007, the Company awarded 3,157 shares each to its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at the nearest closing date to quarter end of $2.85 per share and has been recorded as directors’ compensation expense of $18,000 and additional paid-in capital. The Company issued the shares on November 13, 2007.

f)	On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

g)	On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

h)	On June 29, 2007, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

i)	On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering, the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering, and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $85,513.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)	On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933 (the “US Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totaled $381,990, and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $79,513.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

k)	Also on February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act of 1933 (the “February Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $8,842.

l)	On February 15, 2007, the Company approved the issuance of 16,825,000 shares of its common stock at $3.975 per share to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007. The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding its operations. Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2006, the Company’s stockholders’ equity activity consisted of the following:

a)	On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. This issuance is the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)	On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 7,327,000 shares at $0.625 per share and 1,179,000 shares at $0.375 per share. Each of the warrants was set to expire between June 2 and June 7, 2006, and all were exercised.

c)	On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer. In addition, the Company advanced $33,084 for withholding taxes required to be paid on total compensation of $103,000. The advance was repaid in full on December 31, 2006.

d)	On February 9, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 612,500 shares of common stock with an exercise price of $0.625 expiring between June 2 and June 7, 2006. These are related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the private placements completed in September 2005. Pursuant to the private placements, subscribers received penalty units consisting of one share and one half of one share purchase warrant. The penalty units were exercisable into 1/10th of the total number of units issued in the private placement if a registration statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

e)	On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants. Each purchase warrant was exercisable into one share at a price of $0.65 expiring on January 18, 2008. Total gross proceeds for this offering were $1,755,000.

Warrants associated with equity issuances from 2006 through 2011 do not constitute a registration payment arrangement.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2005, the Company’s stockholders’ activities consisted of the following:

a)	On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number of common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

b)	On September 7, 2005, the Company issued 5,400,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006. Total gross proceeds of this offering were $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006. Commissions paid related to this issuance were $135,000.

c)	On September 6, 2005, the Company issued 460,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006. Total gross proceeds of this offering were $115,000.

d)	On September 2, 2005, the Company issued 6,390,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements were not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006. Total gross proceeds of this offering were $1,597,500. In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006.

e)	On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral claims. The Company initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. This issuance has been restated to reflect payments made by issuance of 1,400,000 shares at the market value on the date of issuance of $0.35.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

f)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

g)	On June 1, 2005, the Company approved the issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option. Satisfaction of the financing related closing conditions of the assignment agreement were met on September 7, 2005. On October 24, 2005, the issuance of the warrants was completed. The warrants contain an expiration date of June 1, 2015.

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

Private placement stock warrants - As a result of the Seaside equity funding transactions completed during the year ended December 31, 2011, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was reduced to $1.74 per share, (ii) the number of warrants was increased by 296,373, and (iii) at December 31, 2011, the cumulative warrant adjustment has provided for the issuance of an additional 400,899 warrants. The accounting treatment of these adjustments is discussed in Note 6.

The following table summarizes the Company’s private placement warrant activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2009	13,383,650	$1.84	2.87
Warrants granted	104,526	1.82	1.87
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2010	13,488,176	$1.84	1.87
Warrants granted	296,373	1.74	0.87
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2011	13,784,549	$1.80	0.87

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2011, the Company had 5,322,501 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At December 31, 2011, the Company had the following stock option plans available:

•	2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of December 31, 2011, the Company had granted 1,110,000 options under the 2009 Plan with a weighted average exercise price of $1.22 per share. As of December 31, 2011, all of the options granted were outstanding.

•	2009 Directors Plan - Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of December 31, 2011, the Company had granted 707,688 options under the 2009 Directors Plan with a weighted average exercise price of $1.13 per share. As of December 31, 2011, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2011, the Company had granted 859,811 options under the 2007 Plan with a weighted average exercise price of $1.10 per share. As of December 31, 2011, 845,065 of the options granted were outstanding.

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

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

	2011	2010

Risk-free interest rate	0.11% - 2.24%	0.21% - 3.28%
Dividend yield	-	-
Expected volatility	65.92% - 114.95%	98.81% - 116.78%
Expected life (years)	0.71 - 8.00	1.00 - 4.94

For stock options and warrants awarded during 2011 and 2010, the expected volatility is based on the historical volatility levels on the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

Stock-based compensation activity - During the year ended December 31, 2011, the Company granted stock-based awards as follows:

a)	On December 31, 2011, the Company granted stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.65 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On October 14, 2011, the Company modified the terms of one stock option grant made to a director by extending the expiration date from November 21, 2011 to June 30, 2012. The modification resulted in additional expense of $7,459.

c)	On September 30, 2011, the Company granted stock options under the 2009 Directors Plan for the purchase of 50,943 shares of common stock at $1.06 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

d)	On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 610,000 shares of common stock at $1.22 per share. The options were granted to officers and employees. 595,000 of the options are fully vested. 15,000 of the options vest upon the employees’ one year anniversaries. All of the options expire five years after the grant date. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 200,000 and 300,000 shares of common stock at $1.22 per share to two of the Company’s officers. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date. At December 31, 2011, management determined that achievement of the performance conditions were probable.

f)	On September 21, 2011, the Company granted stock options under the 2007 Plan for the purchase of 100,000 shares of common stock at $1.22 per share to the Company’s CEO. The options vest upon completion of defined events. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At December 31, 2011, management determined that achievement of the performance condition was probable. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

g)	On June 30, 2011, the Company granted stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

h)	On March 31, 2011, the Company granted stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

i)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

During the year ended December 31, 2010, the Company granted stock options as follows:

a)	On December 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 83,076 shares of common stock at $0.65 per share. The options were granted to three of the Company’s directors for directors’ compensation, are fully vested and expire on December 31, 2015.

b)	On November 4, 2010, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 200,000 shares of common stock at $0.61 per share to a director. The options are fully vested and expire on November 21, 2011.

c)	On October 1, 2010, the Company granted nonqualified stock options for the purchase of 300,000 shares of common stock at $0.91 per share to its CEO. Of the 300,000 options, 100,000 options vest on the grant date. The remaining 200,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options vest in connection with an equity financing or series of financings resulting in gross proceeds to the Company of at least $5,000,000, and (ii) 100,000 options vest in connection with the hiring of a new CEO or upon the completion of 30 months of service as the CEO. The options expire on the earlier of five years after their vesting date or on September 30, 2020.

On the grant date, the Company determined that achievement of the performance conditions was probable. The Company’s best estimate of the requisite service periods was determined to be twelve months for completion of $5,000,000 in equity financing and thirty months for service as CEO.

The Company determined that the vesting condition related to the completion of equity financing was satisfied in December 2010 upon execution of the Seaside Agreement which is further described in Note 8. Therefore, all of the remaining expense related to this stock option grant was recognized in December 2010. Management determined that the estimate of the requisite service period related to service as CEO remained appropriate at December 31, 2011.

d)	On September 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 73,848 shares of common stock at $0.975 per share. The options were granted to four of the Company’s directors for directors’ compensation, are fully vested and expire on September 30, 2015.

e)	On June 30, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 68,571 shares of common stock at $0.70 per share. The options were granted to the Company’s three independent directors for directors’ compensation, are fully vested and expire on June 30, 2015.

f)	On May 3, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 200,000 shares of common stock at $1.06 per share. The options were granted to an independent director upon his appointment to the Board of Directors. The options vest pro rata over four years, from May 1, 2011 through May 1, 2014. The options expire on the five year anniversary of the date that they vest.

g)	On March 31, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 20,000 shares of common stock at $1.20 per share. The options were granted to the Company’s two independent directors for directors’ compensation, are fully vested and expire on March 31, 2015.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

h)	On March 1, 2010, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 200,000 shares of common stock at $1.59 per share. The options were granted to an independent director upon his appointment to the Board of Directors. The options vest pro rata over four years, from March 1, 2011 through March 1, 2014. The options expire on the five year anniversary of the date that they vest.

Expenses for the years ended December 31, 2011 and 2010 related to the vesting and granting of stock-based compensation awards were $686,299 and $436,862 respectively, and are included in general and administrative and mineral exploration and evaluation expenses.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2009	2,680,633	$1.20	1.58
Options/warrants granted	1,145,495	0.98	5.23
Options/warrants expired	-	-	-
Options/warrants forfeited	(300,000)	0.44	-
Options/warrants exercised	(1,200,000)	0.44	-

Balance, December 31, 2010	2,326,128	1.58	3.34
Options/warrants granted	1,674,825	1.10	6.17
Options/warrants expired	(770,000)	2.25	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, December 31, 2011	3,230,953	$1.17	5.07

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2011:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2010	600,000	$0.99
Options/warrants granted	815,000	0.65
Options/warrants vested	(300,000)	(0.39)
Options/warrants cancelled	-	-

Unvested, December 31, 2011	1,115,000	$0.90

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

As of December 31, 2011, there was $608,919 total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2012	$416,552
2013	184,541
2014	7,826
Thereafter	-

Total	$608,919

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2011 and 2010. At December 31, 2011 the total balance includes warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2009	28,064,283	$1.16	3.79
Options/warrants granted	1,250,021	1.05	4.95
Options/warrants expired	(300,000)	(0.44)	-
Options/warrants cancelled	-	-	-
Options/warranted exercised	(1,200,000)	(0.44)	-

Balance, December 31, 2010	27,814,304	1.18	3.09
Options/warrants granted	1,971,198	1.20	5.38
Options/warrants expired	(770,000)	2.25	-
Options/warrants cancelled	(3,000,000)	0.375	-
Options/warranted exercised	-	-	-

Balance, December 31, 2011	26,015,502	$1.23	2.27

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

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2011 and December 31, 2010 were as follows:

	2011	2010
Deferred income tax assets:

Net operating loss carryforward	$12,648,152	$10,185,401
Option compensation	599,128	409,050
Property, plant & equipment	565,186	299,428

Gross deferred income tax assets	13,812,466	10,893,879
Less: valuation allowance	(371,101)	(409,050)

Net deferred income tax assets	13,441,365	10,484,829

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(41,756,100)	$(44,712,636)

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The reversal of the deferred tax liabilities is sufficient to support the deferred tax assets. The valuation allowance relates to Arizona state net operating loss carryforwards which will expire in 2012 and 2013.

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

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the years ended December 31, 2011 and 2010 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	2011	2010

Income tax benefit at statutory rates	$2,421,315	$1,858,713

Reconciling items:
Non-deductible items	497,272	1,220,923
Change in valuation allowance	37,949	71,598

Income tax benefit	$2,956,536	$3,151,234

The Company had cumulative net operating losses of approximately $33,284,612 and $26,803,688 as of December 31, 2011 and 2010, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2031.

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

For the years ended December 31, 2011 and 2010, the state income tax benefit which is included in the total tax benefit was $304,665 and $257,495, respectively.

The Company had cumulative net operating losses of approximately $20,041,239 and $15,594,824 as of December 31, 2011 and 2010, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2012 and 2016.

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

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of December 31, 2011, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $35,760 and $48,255 for the years ended December 31, 2011 and 2010, respectively.

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

Total advance royalty payments to NMC for the year ended December 31, 2011 amounted to $180,000 and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. At December 31, 2011 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2011, of the total cash held by banks, the Company had deposits in excess of FDIC insured limits in the amount of $4,531,088.

16.	CONCENTRATION OF ACTIVITY

The Company currently utilizes a mining and environmental firm to perform significant portions of its mineral property and metallurgical exploration work programs. A change in the lead mining and environmental firm could cause a delay in the progress of the Company’s exploration programs and would cause the Company to incur significant transition expense and may affect operating results adversely.

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

For the year ended December 31, 2011, the Company incurred total reimbursement of expenses to NMC of $8,203 and advance royalty payments of $180,000.

For the year ended December 31, 2010, the Company incurred total reimbursement of expenses to NMC of $41,470 and total fees of $297,500. At December 31, 2010, the Company had an outstanding balance due to NMC of $20,880.

Cupit, Milligan, Ogden & Williams, CPAs - During the year ended December 31, 2011, the Company utilized Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $153,939 and $152,069 for the years ended December 31, 2011 and 2010, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $52,339 and $62,348 of the above CMOW fees and expenses for the years ended December 31, 2011 and 2010, respectively. The Company had an outstanding balance due to CMOW of $12,725 and $30,437 as of December 31, 2011 and 2010, respectively.

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

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K for the year ended December 31, 2011, our management, with the participation of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

In connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of December 31, 2011. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Further, based on the discovery of the errors relating to the restatements of our financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, our management concluded that our internal control over financial reporting was not effective during the period from December 31, 2008 through December 31, 2011.

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

We are a smaller reporting company under Rule 12b-2 of the Exchange Act. Therefore, this Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

Based on the discovery of the errors that resulted in the restating of our financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, we concluded that our internal control over financial reporting was not effective for the periods from December 31, 2008 through December 31, 2011.

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

During the fourth quarter of 2011, we evaluated our control process related to accounting for complex financial instruments. Based on that review, we made the following changes in our internal control over financial reporting:

•	We received increased guidance from our external consulting experts on complex financial instruments and increased our internal knowledge regarding such instruments.

We began implementing these procedures in the fourth quarter of 2011. If the remedial measures described above are insufficient to address any of the identified material weakness or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders for the 2013, 2012 and 2011 years, respectively. Our 2011 annual meeting has been delayed until May 8, 2012, and the term of our Class III directors will expire at the annual meeting. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our board presently consists of six directors. Two directors serve in each class of directors. None of our directors or executive officers is related to one another.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 26 meetings and adopted one unanimous written consent in lieu of a meeting in 2011. Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chief Executive Officer and President	66
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	37
J.C. McFarland	Director (Class II)	65
Robert D. McDougal	Director (Class III)	79
Michael W. Conboy	Director (Class I)	36
Jordan M. Estra	Director (Class I)	64
Melvin L. Williams	Chief Financial Officer	51

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

Jordan M. Estra, Director. Mr. Estra has been a member of our board of directors since March 1, 2010. Mr. Estra is also a Director of Starcore International Mines and Meadow Bay Gold, both publicly traded gold mining companies. Since July 2010, Mr. Estra has been President and Chief Executive Officer of Ensurge, Inc., a mining investment company seeking gold mining opportunities in Brazil. He became a Director of Ensurge in February 2010. From May 2009 until July 2010, Mr. Estra had been the Managing Director of Private Equity at Sutter Securities Incorporated in San Francisco, California and Boca Raton, Florida, where he specializes in raising capital for emerging natural resource companies. From October 2009 through December 2009, Mr. Estra served as the Chief Executive Officer of Signature Exploration and Production Corp. From April 2007 to April 2009, Mr. Estra was a Managing Director of Investment Banking with Jesup & Lamont Securities, Inc. Mr. Estra was a Senior Vice President of Investment Banking with Dawson James Securities, Inc. from September 2006 to March 2007 and a Managing Director of Healthcare Investment Banking with Stanford Financial Group from June 2003 to September 2006. From 1986 to 2003 Mr. Estra held senior research and/or investment banking positions with a number of brokerage and investment banking firms. From 1971 to 1986 Mr. Estra held various positions in finance, corporate strategic planning and marketing with AMAX, Inc., a global natural resources leader with interests in precious metals, copper, lead, zinc, coal, oil and gas, molybdenum, tungsten and iron ore. He served as Assistant to the Chairman and was Vice President of Marketing and Strategic Planning when he resigned in 1986 to pursue a career on Wall Street. Mr. Estra graduated with High Distinction from Babson College with a degree in International Economics and with Honors from the Columbia University Graduate School of Business with an MBA in Finance. He holds Series 7, 24, 63, 86 and 87 securities licenses. As an investment banker and an executive with experience in working with natural resource companies and as an Audit Committee financial expert, we believe that Mr. Estra contributes his leadership skills, knowledge, finance and technology background, and business experience to our board of directors. In addition, we believe that Mr. Estra’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have six members on our board of directors. We believe that each of J.C. McFarland, Michael W. Conboy, Jordan M. Estra and Robert D. McDougal is independent under the criteria established by Section 803A of the NYSE Amex LLC (“AMEX”) Company Guide for director independence, but that none of the remaining two members are independent. The AMEX criteria include various objective standards and a subjective test. A member of the board of directors is not considered independent under the objective standards if, for example, he or she is employed by us. Mr. Oring and Mr. Ager are not independent because they are our employees. The subjective test requires that each independent director not have a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We considered commercial, financial services, charitable, and other transactions and other relationships between us and each director and his or her family members and affiliated entities.

For Messrs. McFarland, Conboy, Estra and McDougal, we believe that each did not have any transactions or other relationships which would have exceeded the AMEX objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

With respect to our other two directors, we believe that we have ongoing business relationships with these directors or their affiliates which would not satisfy the AMEX subjective standards regarding the exercise of independent judgment in carrying out the responsibilities of a director.

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

Because we currently only have four independent directors, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. We intend to make good faith efforts to recruit independent persons to our board of directors. We intend to evaluate the independence of each of our directors in connection with the preparation of the proxy statement for our next annual meeting of stockholders.

Although we only have four independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

Committees of the Board Of Directors

Audit Committee. We have an Audit Committee and an audit committee charter. Our Audit Committee is presently comprised of Robert D. McDougal, Michael W. Conboy and Jordan M. Estra. Mr. McDougal is the Chairman of the Audit Committee. Each of Messrs. McDougal, Conboy and Estra is an independent director. We believe that each of Messrs. McDougal and Estra qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendments to the audit committee charter is to expand on the role of the Audit Committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties. A copy of our audit committee charter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2006. Our Audit Committee is responsible for:

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

Our Compensation Committee is comprised of Robert D. McDougal, J.C. McFarland, Michael W. Conboy and Jordan M. Estra. Mr. Estra is the Chairman of the Compensation Committee. Each of Messrs. McDougal, McFarland, Conboy and Estra is an independent director.

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

Our Nominating and Governance Committee is comprised of Robert D. McDougal, Martin B. Oring, J.C. McFarland, Michael W. Conboy, Jordan M. Estra and Carl S. Ager. Mr. Conboy is the Chairman of the Nominating and Governance Committee. Each of Messrs. McDougal, McFarland, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

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

Our Disclosure Committee is presently comprised of J.C. McFarland, Carl S. Ager, Robert D. McDougal, Martin B. Oring, Michael W. Conboy and Jordan M. Estra. Mr. McFarland is the Chairman of the Disclosure Committee. Each of Messrs. McFarland, McDougal, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

Board Leadership Structure and Risk Oversight

Our board of directors has an integrated structure in which the roles of Chairman and Chief Executive Officer are combined. The board has determined that only four of our non-management directors are independent. Generally, our board structure provides that an independent lead director presides at the executive sessions of the non-management directors and at all board meetings at which the Chairman is not present, serves as liaison between the Chairman and the independent directors, frequently communicates with the Chief Executive Officer, calls meetings of the independent directors, obtains board member and management input and sets the agenda for the board with the Chief Executive Officer, approves meeting schedules to assure there is sufficient time for discussion of all agenda items, works with the Chief Executive Officer to ensure the board members receive the right information on a timely basis, stays current on major risks and focuses the board members on such risks, molds a cohesive board, works with the Audit Committee and Compensation Committee to evaluate board and committee performance, facilitates communications among directors, assists in recruiting and retention for new board members, ensures that committee structure and committee assignments are appropriate and effective, ensures outstanding governance processes, and leads discussions regarding Chief Executive Officer performance, personal development and compensation. Our former lead independent director, Martin B. Oring, became our President and Chief Executive Officer in October 2010, and therefore, no longer is an independent director. We currently do not have a lead independent director.

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

On September 21, 2011, Robert D. McDougal, who is one of our directors, entered into Rule 10b5-1 trading plan with respect to an agreement between Mr. McDougal and his broker to sell up to 200,000 shares of our common stock. However, on October 14, 2011, Mr. McDougal agreed to terminate the trading plan without having sold any shares under the trading plan. Further, on October 14, 2011, the Board extended the exercise period of certain options held by Mr. McDougal to purchase up to 200,000 shares of common stock at an exercise price of $0.61 per share (which were scheduled to expire on November 21, 2011) through June 30, 2012. The Rule 10b5-1 plan was set up in accordance with Rule 10b5-1 under the Exchange Act and our policies regarding stock transactions.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2011, with the exception of the following:

•	Jordan M. Estra, one of our directors, was delinquent in the reporting of one transaction in 2011 on Form 4 which was reported on a delinquent basis on one report,

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of one transaction in 2011 on Form 4 which was reported on a delinquent basis on one report, and

•	J.C. McFarland, one of our directors, was delinquent in the reporting of one transaction in 2011 on Form 4 which was reported on a delinquent basis on one report.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Process Overview. The Compensation Committee of the board of directors discharges the board of directors’ responsibilities relating to compensation of all of our executive officers. The Compensation Committee is comprised of four non-employee directors.

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

2011 Executive Officer Compensation Components. For the year ended December 31, 2011, the principal component of compensation for our executive officers was a base salary and equity-based incentive compensation.

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

The 2008 and 2009 salaries for our executive officers were not increased by mutual agreement between the board and the individual executives. Continuing into 2010, the Compensation Committee decided to postpone most compensation adjustments for our executive officers due to the status of the development of our mineral properties and our focus of cash resources into those projects. In September 2010, the executive officers and directors voluntarily agreed to reduce cash compensation by 25% beginning on October 1, 2010. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for our executive officers to the base salaries that existed prior to the 25% reduction based on the favorable results from autoclave testing.

The following charts reflect changes in the base salaries of our executive officers from 2010 to 2011:

		2010	2011	Base Salary
Name	Principal Position	Salary	Salary	% Change
Martin B. Oring	President and Chief Executive Officer	$150,000	$175,000	16.67%

Ian R. McNeil	President, Chief Executive Officer and Chairman of the Board	$190,000	Not applicable	Not applicable

Melvin L. Williams	Chief Financial Officer	$121,875	$113,750	(6.67)%

Carl S. Ager	Vice President, Treasurer, and Director	$150,000	$130,000	(13.34)%

Bonuses. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee. For the year ended December 31, 2011, bonuses for executive officers were not authorized per their request.

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

For the year ended December 31, 2011, we granted Martin B. Oring, our Chief Executive Officer and President, options to purchase up to 600,000 shares of our common stock with an exercise price of $1.22 per share (based on the closing price of our common stock on the date of grant). Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options will vest upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility and (iii) 100,000 vest upon the earlier of Mr. Oring remaining as CEO for 30 months or the hiring of a replacement CEO. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

For the year ended December 31, 2011, we granted Carl S. Ager, our Vice President, options to purchase up to 325,000 shares of our common stock with an exercise price of $1.22 per share (based on the closing price of our common stock on the date of grant). Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

For the year ended December 31, 2011, we granted Melvin L. Williams, our Chief Financial Officer, options to purchase up to 75,000 shares of our common stock with an exercise price of $1.22 per share (based on the closing price of our common stock on the date of grant). All of the options vested on execution of the agreement.

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

Martin B. Oring. On October 1, 2010, we entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as our Chief Executive Officer and President. The agreement is on an at will basis and we may terminate his employment, upon written notice, at any time, with or without cause or advance notice. We have agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director. Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer. Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for our executives or employees. Effective October 1, 2011, Mr. Oring’s compensation was increased to $200,000.

Carl S. Ager. We entered into an employment agreement with Carl S. Ager, our Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Ager an annual salary of $160,000. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by our board. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement. In the event that the agreement is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams. We entered into an employment agreement with Melvin L. Williams, our Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. In the event the employment agreement is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

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

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, each of the 2007 Stock Option Plan and 2009 Incentive Plan was submitted to and approved by our stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards. Grants of equity based compensation under each of the 2007 Stock Option Plan and 2009 Incentive Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on performance criteria set forth by our compensation committee, and if certain other requirements are satisfied as set forth under Section 162(m). The compensation paid to any of our executive officers in 2011 and 2010 did not exceed the $1 million threshold under Section 162(m). Thus, at the present time, neither we nor any of our executives are impacted by Section 162(m).

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

Compensation Committee Report. The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2011. This report is provided by the following directors, who comprise the committee:

Jordan M. Estra (Chairman)

Robert D. McDougal

J.C. McFarland

Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2011 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Martin B.	2011	30,000	-	-	217,244	-	-	145,000	(2)	392,244
Oring,	2010	37,500	-	-	187,063	-	-	-		224,563
Director,
President
and
CEO (2)
Ian R.	2011	-	-	-	-	-	-	-		-
McNeil,	2010	142,500	-	-	-	-	-	-		142,500
Former Director,
President
and
CEO (3)
Carl S.	2011	130,000	-	-	86,059	-	-	-		216,059
Ager,	2010	150,000	-	-	-	-	-	-		150,000
Director,
Vice
President
and
Secretary
(4)
Melvin L.	2011	113,750	-	-	37,723	-	-	52,339		203,812
Williams,	2010	121,875	-	-	-	-	-	62,345		184,220
Chief
Financial
Officer (5)

(1)	Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2011, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 for our valuation assumptions for this expense.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring was also paid a director fee of $10,000 per month through June 30, 2011. Mr. Oring’s director fees are included in other compensation in the above table. Effective July 1, 2011, Mr. Oring’s total base compensation was increased to $200,000 per annum. Mr. Oring’s salary as our President and Chief Executive Officer was unchanged but his director fees were increased to $170,000 per annum or $14,167 per month.

(3)	Mr. McNeil was appointed as our President and Chief Executive Officer on October 7, 2005. Mr. McNeil resigned as our President and Chief Executive Officer on October 1, 2010. On October 1, 2010, Mr. McNeil entered into a Separation and Release Agreement in connection with his resignation from the Board of Directors and as an executive officer. Under the terms of the Separation and Release Agreement: (i) we agreed to pay Mr. McNeil a separation payment of $15,833 per month, less applicable taxes, in semi-monthly payments for a period of 90 days from October 1, 2010; and (ii) we agreed to pay for certain health benefits of Mr. McNeil during the 90 day period.

(4)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing.

(5)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Other compensation includes direct benefit to Mr. Williams of $62,348 and $52,339 from fees incurred in 2010 and 2011, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2011:

Name and Position	Number of Securities Underlying Options (#)Exercisable		Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)
Martin B. Oring(1) Director, President and CEO	7,347		-		-	$2.45	12/31/2013	-
	6,569		-		-	$2.74	3/31/2014	-
	7,377		-		-	$2.44	6/30/2014	-
	9,890		-		-	$1.82	9/30/2014	-
	50,000		-		-	$1.45	10/6/2014	-
	11,250		-		-	$1.60	12/31/2014	-
	15,000		-		-	$1.20	3/31/2015	-
	25,714		-		-	$0.70	6/30/2015	-
	18,462		-		-	$0.98	9/30/2015	-
	100,000		-		-	$0.91	10/1/2015	-
	50,000		-		-	$1.45	10/6/2015	-
	100,000		-		-	$0.91	12/22/2015	-
	200,000	(3)	-		-	$1.22	9/21/2016	-
	50,000		-		-	$1.45	10/6/2016	-
	-		50,000	(1)	-	$1.45	10/6/2017	-
	-		100,000	(2)	-	$0.91	10/1/2020	-
	-		400,000	(3)	-	$1.22	9/21/2021	-

Ian R. McNeil former Director, President and CEO	24,800		-		-	$4.04	2/16/2012	-
			-		-			-
Carl S. Ager Director, Vice President, Treasurer and Secretary	24,800		-		-	$4.04	2/16/2012	-
	125,000	(4)	-		-	$1.22	9/21/2016	-
	-		200,000	(4)	-	$1.22	9/21/2021	-

Melvin L. Williams Chief Financial Officer	18,600		-		-	$4.04	2/16/2012	-
	75,000		-		-	$1.22	9/21/2016	-

(1)	On October 6, 2008, Mr. Oring was granted options to purchase up to 200,000 shares of our common stock pursuant to a non-qualified stock option agreement, of which 150,000 vested prior to December 31, 2011 and the remaining 50,000 vest on October 6, 2012.

(2)	On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement, of which 200,000 vested prior to December 31, 2011 and the remaining 100,000 vest upon the earlier to occur of Mr. Oring completing 30 months of service as CEO or the hiring of a replacement CEO.

(3)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options will vest upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility: and (iii) 100,000 vest upon the earlier to occur of Mr. Oring completing 30 months of service as CEO or the hiring of a replacement CEO.

(4)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility.

Grants of Plan Based Awards

The following table sets forth information regarding awards for the year ended December 31, 2011 under our compensation plans to each of the Named Executive Officers:

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($) (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)		All Other Stock Awards: Number of Shares of Units (#)	Exercise or Base Price of Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
			Restricted Stock
			Shares(3)	Options(3)
Martin B. Oring (6)	9/21/2011	-	-	-	200,000	1.22	100,595
	9/21/2011	-	-	-	100,000	1.22	107,457
	9/21/2011	-	-	-	150,000	1.22	161,186
	9/21/2011	-	-	-	150,000	1.22	67,113

Carl S. Ager (7)	9/21/2011	-	-	-	125,000	1.22	62,892
	9/21/2011	-	-	-	100,000	1.22	107,457
	9/21/2011	-	-	-	100,000	1.22	44,742

Melvin L. Williams (8)	9/21/2011	-	-	-	75,000	1.22	37,723

(1)	There was no payout under any compensation plan relating to 2011 that constitutes non-equity incentive plan awards under SEC rules. Therefore, no potential payout amounts are listed.
(2)	The only plan-based awards granted to executive officers in 2011 were stock options. No performance shares were awarded in 2011.
(3)	There were no restricted shares awarded to executive officers in 2011.
(4)	The amount reported in this column is the per share exercise price of the options, which represents the closing price for our common stock on the date of grant.
(5)	Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2011, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 for our valuation assumptions for this expense.

(6)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options will vest upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility: and (iii) 100,000 vest upon the earlier to occur of Mr. Oring completing 30 months of service as CEO or the hiring of a replacement CEO. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.

(7)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility. The options each expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement.
(8)	On September 21, 2011, Mr. Williams was granted options to purchase up to 75,000 shares of our common stock pursuant to a non-qualified stock option agreement all of which vested on execution of the agreement. The options each expire on the fifth anniversary of the date that they vest.

Option Exercises and Stock Vested

No shares were acquired by any of our Named Executive Officers during the year ended December 31, 2011 through stock option exercises.

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

The severance amounts are payable in cash, in a lump sum. As of December 31, 2011, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2011.

From January 1, 2008 until September 30, 2010, we agreed to pay non-employee directors compensation of $3,000 per month in cash. From October 1, 2010 through June 30, 2011, the directors agreed to reduce their base cash compensation by 25% to $2,250 per month. As of July 1, 2011, we agreed to restore the base cash compensation to $3,000 per month. In addition, directors have a choice between receiving $9,000 value of our common stock per quarter, where the appropriate number of shares to equal $9,000 is determined by the closing price of our stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of our stock on the last trading day of each quarter. Effective April 1, 2011, the Board of Directors implemented a policy whereby the number of options granted for quarterly compensation to each director is limited to 18,000 options per quarter.

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

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. McDougal (4)	$31,500	-	$29,586	-	-	$61,086
J.C. McFarland (5)	$31,500	-	$22,127	-	-	$53,627
Jordan M. Estra (6)	$31,500	-	$22,127	-	-	$53,627
Michael W. Conboy (7)	-	-	-	-	-	-

(1)	No stock awards were granted for the year ended December 31, 2011.

(2)	Amounts listed in this column represent the compensation expense of stock option awards recognized by us under Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718) for the year ended December 31, 2011, rather than the amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 for our valuation assumptions for this expense.

(3)	The following stock option awards were made to the directors in the table in 2011, as computed in accordance with ASC 718: (i) 35,294 stock options to Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $0.51 per share and a grant date value of $0.21 per share (March 31, 2011): (ii) 18,000 stock options to Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $0.405 per share and a grant date value of $0.17 per share (June 30, 2011): (iii) 16,981stock options to Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $1.06 per share and a grant date value of $0.44 per share (September 30, 2011): (iv) 18,000 stock options to Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $0.65 per share and a grant date value of $0.24 per share (December 31, 2011). Additionally, we extended the expiration date for 200,000 options granted to Robert D. McDougal from November 21, 2011 to June 30, 2012 and recognized $7,459 of stock option modification expense.

(4)	Mr. McDougal held 384,429 stock options and no unvested shares as stock awards, at December 31, 2011. We granted 88,275 stock options and no shares as stock awards to Mr. McDougal in 2011.

(5)	Mr. McFarland held 351,572 stock options, which included 150,000 unvested stock options, at December 31, 2011. We granted 88,275 stock options and no shares as stock awards to Mr. McFarland in 2011.

(6)	Mr. Estra held 365,143 stock options, which included 150,000 unvested stock options, at December 31, 2011. We granted 88,275 stock options and no shares as stock awards to Mr. Estra in 2011.

(7)	Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2011. We granted no stock options and no shares as stock awards to Mr. Conboy in 2011.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
	Carl S. Ager	17,437,644	(2)(9)	13.25%
	Melvin L. Williams	185,000	(3)	*
	Robert D. McDougal	634,634	(4)	*
	Martin B. Oring	1,824,109	(5)	*
	Jordan M. Estra	378,518	(6)	*
	J.C. McFarland	420,947	(7)	*
	Michael W. Conboy	0	(8)	*
	All officers and directors as a group (7 persons)	20,880,852		15.59%
HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,612,644	(9)	12.66%
	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,657,834	(9)(10)	13.46%
	Luxor Capital Group, LP 767 Fifth Avenue, 19th Floor New York, New York 10153	20,296,629	(11)	14.78%
* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 131,018,318 shares of common stock outstanding as of April 11, 2012.

(2)	Consists of 500,000 shares of common stock and options to acquire an additional 325,000 shares of our common stock (of which 200,000 may vest after 60 days following April 11, 2012) held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 212,644 shares of common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 212,644 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 212,644 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 37,212 of the 212,644 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.

(3)	Consists of 90,000 shares held directly by Melvin L. Williams and in his personal IRA, and 20,000 shares held by Cupit, Milligan, Ogden & Williams PSP and Trust, dated 1/1/97, and options to acquire an additional 75,000 shares of our common stock.

(4)	Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 343,804 shares of our common stock.

(5)	Consists of 255,000 shares held directly by Martin B. Oring, 305,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 1,264,109 shares of common stock (of which 550,000 may vest after 60 days following April 11, 2012) held by Mr. Oring and his affiliated entities.

(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 374,518 shares of our common stock (of which 150,000 may vest after 60 days following April 11, 2012) held by Mr. Estra and his affiliated entities.

(7)	Consists of 60,000 shares held by Mr. McFarland, and options to acquire an additional 360,947 shares of our common stock (of which 150,000 may vest after 60 days following April 11, 2012) held by Mr. McFarland.

(8)	Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.

(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 212,644 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 212,644 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)	These shares include the 16,400,000 shares and warrants to purchase up to 212,644 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 212,644 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities beneficially own an aggregate of 14,068,062 shares of common stock and warrants to purchase up to an additional 6,228,567 shares of common stock. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 20,296,629 shares beneficially owned by the Luxor Reporting Entities.

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

Although we only have four independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

The following is a description of related party transactions in the two most recent fiscal years ended December 31, 2011.

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

Transactions with Nanominerals Corp. and Affiliates

General. Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals is one of our principal stockholders. Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals. One of our executive officers and directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals. Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 212,644 common stock purchase warrants owned by Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager. Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals. Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

Given the time commitment that we required and the general market rate for qualified consultants of approximately $500 per hour, anticipated monthly fees for the services that Nanominerals was to perform were estimated to be a minimum of $50,000. Given these criteria, we believe that engaging Nanominerals to perform these services at the $30,000 monthly rate, plus expense reimbursement, has provided an advantage to us over other technical consultants. Until August 31, 2010, we paid Nanominerals a $30,000 per month fee, together with expense reimbursement and some expenses, to cover their services. The monthly fee was reduced to $17,500 on September 1, 2010, and was further reduced to $15,000 on October 1, 2010. Effective January 1, 2011, we agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse Nanominerals for actual expenses incurred.

During the years ended December 31 2010 and 2011, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project. In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities. For the year ended December 31, 2010, we incurred total fees and reimbursement of expenses to Nanominerals of $297,500 and $41,470, respectively. For the year ended December 31, 2011, we incurred total advanced royalty payments of and reimbursement of expenses to Nanominerals of $180,000 and $8,203, respectively. No amounts were due to Nanominerals as of December 31, 2011.

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

We have recorded a liability for the $30,000 monthly payment commitment using imputed interest based on our best estimate of future cash flows. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and imputed interest of $1,128,813. The expected term used was ten years, which represents the maximum term the VRIC liability is payable if the Project Funding Date does not occur by the tenth anniversary of the date of the execution of the letter agreement. We paid $1,050,000 to VRIC from February 15, 2007 (the acquisition date) through December 31, 2009, which included $542,413 of principal and $507,587 of interest. At December 31, 2009, the balance of the principal obligation owing under the letter agreement was $1,958,774. Actual payments made under the letter agreement from January 1, 2010 through December 31, 2011 were made as follows:

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance

At 12/31/09:				$1,958,774

Quarter Ended 3/31/10	90,000	38,836	51,164	1,907,610
Quarter Ended 6/30/10	90,000	37,806	52,194	1,855,416
Quarter Ended 9/30/10	90,000	36,754	53,246	1,802,170
Quarter Ended 12/31/10	90,000	35,683	54,317	1,747,853

2010 Totals	$360,000	$149,079	$210,921	$1,747,853

Quarter Ended 3/31/11	90,000	34,589	55,411	1,692,442
Quarter Ended 6/30/11	90,000	33,474	56,526	1,635,916
Quarter Ended 9/30/11	90,000	32,336	57,664	1,578,252
Quarter Ended 12/31/11	90,000	31,174	58,826	1,519,426

2011 Totals	$360,000	$131,573	$228,427	$1,519,426

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2011 and 2010, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit Milligan of $153,939 and $152,069 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, we had an outstanding balance due to the firm of $12,725 and $30,437. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $52,339 and $62,348 for the years ended December 31, 2011 and 2010, respectively.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties.

We currently only have four independent directors and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and certain of our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. We intend to make good faith efforts to recruit additional independent persons to our board of directors. We intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 14.     Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Accountancy Corporation, our independent auditors for the years ended December 31, 2011 and 2010:

	2011	2010

Audit Fees	$70,944	$71,456
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$70,944	$71,456

The following table shows the fees paid or accrued by us for the audit and other services provided by Kyle L. Tingle, CPA, LLC for the years ended December 31, 2011 and 2010:

	2011	2010

Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	813
Total	$-	$813

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees,” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning, and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (4)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (5)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (5)
10.3	2007 Stock Option Plan (6)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (7)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (8)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (9)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (10)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (11)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (12)
10.10	Notice of Exercise Option (13)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (14)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (15)
10.13	Special Warranty Deed dated February 15, 2007 (15)
10.14	Bill of Sale dated February 15, 2007 (15)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (15)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (16)

10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (17), (18)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (17)
10.20	Separation and Release Agreement with Ian R. McNeil, dated October 1, 2010 (17)
10.21	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (19)
10.22	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (20)
10.23	Common Stock Purchase Agreement by and between Searchlight Minerals Corp. and Seaside 88, LP, dated December 22, 2010 (21)
10.24	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
14.1	Code of Ethics (23)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Brown Armstrong Accountancy Corporation
23.2	Consent of Kyle L. Tingle, CPA, LLC
23.3	Consent of Scott W. Lindsay
23.4	Consent of Arrakis, Inc.
23.5	Consent of SGS Lakefield Research Chile S.A.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
99.1	Audit Committee Charter (23)
99.2	Disclosure Committee Charter (24)
99.3	Related Party Transactions Policy (25)
99.4	Compensation Committee Charter (26)
99.5	Nominating and Corporate Governance Charter (26)
99.6	Corporate Governance Guidelines (26)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(6)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.

(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(14)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(19)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2010.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(24)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(25)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(26)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2012	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and Director	April 12, 2012
Martin B. Oring	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	April 12, 2012
Carl S. Ager

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	April 12, 2012
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	April 12, 2012
Michael W. Conboy

/s/ ROBERT D. MCDOUGAL	Director	April 12, 2012
Robert D. McDougal

/s/ J.C. MCFARLAND	Director	April 12, 2012
J.C. McFarland

/s/ JORDAN M. ESTRA	Director	April 12, 2012
Jordan M. Estra

