Form 10-Q
period 2012-03-31
Searchlight Minerals Corp.
filed 2012-05-16
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2012

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

Yes    ☐   No    ☒

As of May 14, 2012, the registrant had 131,018,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$4,451,437	$6,161,883
Prepaid expenses	107,320	146,805

Total current assets	4,558,757	6,308,688

Property and equipment, net	11,579,162	11,853,534
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,272	14,772

Total non-current assets	158,523,880	158,798,752

Total assets	$163,082,637	$165,107,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$163,674	$61,496
Accounts payable - related party	37,467	12,725
Derivative warrant liability	3,038,958	-
VRIC payable, current portion - related party	252,367	247,387

Total current liabilities	3,492,466	321,608

Long-term liabilities
VRIC payable, net of current portion - related party	1,207,050	1,272,039
Deferred tax liability	41,035,797	41,756,100

Total long-term liabilities	42,242,847	43,028,139

Total liabilities	45,735,313	43,349,747

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 131,018,318 and 131,018,318 shares,
respectively, issued and outstanding	131,018	131,018
Additional paid-in capital	149,379,242	149,242,418
Accumulated deficit during exploration stage	(32,162,936)	(27,615,743)

Total stockholders' equity	117,347,324	121,757,693

Total liabilities and stockholders' equity	$163,082,637	$165,107,440

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

			For the period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	1,045,453	597,910	14,177,518
Mineral exploration and evaluation
expenses - related party	48,737	50,058	2,267,055
Administrative - Clarkdale site	73,288	110,177	3,569,643
General and administrative	688,890	589,755	20,063,544
General and administrative - related party	37,467	43,356	598,240
Depreciation	345,013	348,382	3,483,075

Total operating expenses	2,238,848	1,739,638	44,159,075

Loss from operations	(2,238,848)	(1,739,638)	(44,159,075)

Other income (expense)
Rental revenue	7,480	6,135	156,145
Gain on legal settlement	-	-	502,586
Loss on equipment disposition	-	(526,753)	(585,620)
Change in fair value of derivative warrant liability	(3,038,958)	993,386	1,243,031
Interest expense	-	(1,140)	(14,143)
Interest and dividend income	2,830	3,899	646,664

Total other income (expense)	(3,028,648)	475,527	1,948,663

Loss before income taxes
and discontinued operations	(5,267,496)	(1,264,111)	(42,210,412)

Income tax benefit	720,303	820,931	13,799,499

Loss from continuing operations	(4,547,193)	(443,180)	(28,410,913)

Discontinued operations
Loss from discontinued operations	-	-	(3,752,023)

Net loss	$(4,547,193)	$(443,180)	$(32,162,936)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.00)
Loss from discontinued operations	-	-

Net loss	$(0.03)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	131,018,318	124,484,985

Comprehensive loss	$(4,547,193)	$(443,180)	$(32,162,936)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Accumulated
				Deficit During	Total
				Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$(24,200,396)	$120,142,135

Share-based compensation	-	-	96,836	-	96,836
					-
Issuance of common stock for cash, net	3,000,000	3,000	1,620,310	-	1,623,310

Net loss, March 31, 2011	-	-	-	(443,180)	(443,180)

Balance, March 31, 2011	126,018,318	$126,018	$145,936,659	$(24,643,576)	$121,419,101

Balance, December 31, 2011	131,018,318	$131,018	$149,242,418	$(27,615,743)	$121,757,693

Share-based compensation	-	-	136,824	-	136,824

Net loss, March 31, 2012	-	-	-	(4,547,193)	(4,547,193)

Balance, March 31, 2012	131,018,318	$131,018	$149,379,242	$(32,162,936)	$117,347,324

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,547,193)	$(443,180)	$(32,162,936)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(4,547,193)	(443,180)	(28,410,913)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	345,013	348,382	3,483,075
Stock based expenses	136,824	96,836	7,588,303
Loss on disposition of fixed assets	-	526,753	586,969
Amortization of prepaid expense	173,191	83,319	1,426,334
Change in fair value of derivative warrant liability	3,038,958	(993,386)	(1,243,031)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(133,706)	(164,518)	(1,533,653)
Reclamation bond and deposits	500	-	(14,272)
Accounts payable and accrued liabilities	126,920	(195,842)	(133,272)
Deferred income taxes	(720,303)	(820,931)	(13,799,499)

Net cash used in operating activities	(1,579,796)	(1,562,567)	(32,552,545)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(29,990)	(34,589)	(818,229)
Proceeds from property and equipment disposition	-	338	366,013
Purchase of property and equipment	(40,651)	(6,308)	(14,441,201)

Net cash used in investing activities	(70,641)	(40,559)	(25,900,656)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	1,630,810	66,186,685
Stock issuance costs	-	(7,500)	(2,124,333)
Principal payments on capital lease payable	-	(6,455)	(116,238)
Principal payments on VRIC payable - related party	(60,009)	(55,410)	(1,041,771)

Net cash (used) provided by financing activities	(60,009)	1,561,445	62,904,343
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,710,446)	(41,681)	4,451,437

CASH AT BEGINNING OF PERIOD	6,161,883	6,996,027	-

CASH AT END OF PERIOD	$4,451,437	$6,954,346	$4,451,437
-

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$-	$1,140	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary
anti-dilution provisions	$-	$-	$4,281,989

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

These consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 12, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

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

Going concern - The Company incurred cumulative net losses of $32,162,936 from operations as of March 31, 2012 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $29,990 and $34,589 for the three months ended March 31, 2012 and 2011, respectively.

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

Reclamation and remediation costs (asset retirement obligation) - For its exploration stage properties, the Company accrues the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the exploration project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed becomes available. Changes in estimates are reflected in the consolidated statement of operations in the period an estimate is revised.

The Company is in the exploration stage and is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three month period ended March 31, 2012, there were no transfers of assets between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as stock options and warrants. In these consolidated financial statements, stock options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive for the periods presented. Excluded stock options and warrants amounted to 25,975,427 and 28,037,977 as of March 31, 2012 and 2011, respectively.

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

Comprehensive loss – For the three months ended March 31, 2012 and 2011, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the additional guidance in the first quarter of 2012.

In June 2011, the FASB issued SAU 2011-12, Comprehensive Income, Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value

Furniture and fixtures	$38,255	$(28,351)	$9,904	$38,255	$(27,020)	$11,235
Lab equipment	249,061	(153,087)	95,974	249,061	(140,634)	108,427
Computers and equipment	93,335	(57,182)	36,153	81,969	(53,056)	28,913
Income property	309,750	(13,678)	296,072	309,750	(13,017)	296,733
Vehicles	44,175	(42,800)	1,375	44,175	(40,433)	3,742
Slag conveyance
equipment	300,916	(102,356)	198,560	300,916	(84,104)	216,812
Demo module building	6,630,063	(2,040,593)	4,589,470	6,630,063	(1,874,841)	4,755,222
Demo module
equipment	35,996	(8,999)	26,997	35,996	(7,199)	28,797
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Leaching and filtration	1,300,618	(325,155)	975,463	1,300,618	(260,124)	1,040,494
Fero-silicate storage	4,326	(541)	3,785	4,326	(433)	3,893
Electrowinning building	1,492,853	(186,607)	1,306,246	1,492,853	(149,285)	1,343,568
Site improvements	1,417,272	(272,855)	1,144,417	1,392,559	(248,691)	1,143,868
Site equipment	346,101	(235,277)	110,824	341,529	(223,631)	117,898
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014
Capitalized interest	818,230	-	818,230	788,240	-	788,240

	$15,046,643	$(3,467,481)	$11,579,162	$14,976,002	$(3,122,468)	$11,853,534

Depreciation expense was $345,013 and $348,382 for the three months ended March 31, 2012 and 2011, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of March 31, 2012. At March 31, 2012, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

As of March 31, 2012, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2012, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Trade accounts payable	$137,177	$44,749
Accrued compensation and related taxes	26,497	16,747
	$163,674	$61,496

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

As of March 31, 2012, the warrants have been adjusted as follows: (i) the exercise price was reduced from $1.85 per share to $1.74 per share, and (ii) the number of warrants was increased by 400,899 warrants due to equity financing transactions completed during the years ended December 31, 2011 and 2010.

The following table sets forth the changes in the fair value of derivative liabilities for the three month periods ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

Beginning balance	$-	$993,386
Adjustment to warrants	-	3,006
Change in fair value	3,038,958	(996,392)
Ending balance	$3,038,958	$-

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the three month periods ended March 31:

	2012	2011

Dividend yield	-	-
Expected volatility	61.53%	68.29% to 71.50%
Risk-free interest rate	0.15%	0.60% to 0.84%
Expected life (years)	0.63	2.00

The expected volatility is based on the historical volatility levels on the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in a significantly lower or higher fair value measurement.

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending March 31,

2013	$252,367
2014	273,313
2015	295,998
2016	320,566
2017	317,173
Thereafter	-

1,459,417
VRIC payable, current portion	252,367

VRIC payable, net of current portion	$1,207,050

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company did not issue any common stock or enter into any financing agreements.

During the three months ended March 31, 2011, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 15, 2011, the Company issued 1,000,000 shares of common stock to with Seaside 88, LP (“Seaside”) at a price of $0.47694 per share under a Common Stock Purchase Agreement (the “Purchase Agreement”), which is further described below, for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

b)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

c)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

Common stock Purchase Agreement - The Company entered into a Purchase Agreement with Seaside on December 22, 2010 for the sale of 3,000,000 shares of common stock, followed by the sale of up to 1,000,000 shares of common stock on approximately the 15th day of the month for ten consecutive months.

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

Private placement stock warrants - The following table summarizes the Company’s private placement warrant activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2011	13,784,549	$1.80	0.87
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, March 31, 2012	13,784,549	$1.80	0.62

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2012, the Company had 5,294,376 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2012, the Company had the following stock option plans available:

•	2009 Plan - Under the terms of the 2009 Plan, options to purchase up to 3,250,000 shares of common stock may be granted to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of March 31, 2012, the Company had granted 1,110,000 options under the 2009 Plan with a weighted average exercise price of $1.22 per share. As of March 31, 2012, all of the options granted were outstanding.

•	2009 Directors Plan - Under the terms of the 2009 Directors Plan, options to purchase up to 750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of March 31, 2012, the Company had granted 735,813 options under the 2009 Directors Plan with a weighted average exercise price of $1.16 per share. As of March 31, 2012, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2012, the Company had granted 859,811 options under the 2007 Plan with a weighted average exercise price of $1.10 per share. As of March 31, 2012, 845,065 of the options granted were outstanding.

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

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

	2012	2011

Risk-free interest rate	1.04%	1.00% - 2.24%
Dividend yield	-	-
Expected volatility	84.94%	76.54% - 83.28%
Expected life (years)	4.25	2.00 - 4.25

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

Stock-based compensation activity - During the three month period ended March 31, 2012, the Company granted stock-based awards as follows:

a)	On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

During the three month period ended March 31, 2011, the Company granted stock-based awards as follows:

a)	On March 31, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Expenses for the three months ended March 31, 2012 and 2011 related to the vesting and granting of stock-based compensation awards were $136,824 and $96,836, respectively, and are included in general and administrative expense.

The following table summarizes the Company’s stock-based compensation activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2011	3,230,953	$1.17	5.07
Options/warrants granted	28,125	1.92	5.00
Options/warrants expired	(68,200)	(4.04)	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, March 31, 2012	3,190,878	$1.12	4.92

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three month period ended March 31, 2012:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2011	1,115,000	$0.90
Options/warrants granted	-	-
Options/warrants vested	(100,000)	(0.69)
Options/warrants cancelled	-	-

Unvested, March 31, 2012	1,015,000	$0.92

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

As of March 31, 2012, there was $494,371 total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2012	$302,003
2013	184,547
2014	7,821
Thereafter	-

Total	$494,371

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three months ended March 31, 2012. At March 31, 2012 the total balance includes warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2011	26,015,502	$1.23	2.27
Options/warrants granted	28,125	1.92	5.00
Options/warrants expired	(68,200)	(4.04)	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	-	-	-

Balance, March 31, 2012	25,975,427	$1.22	2.03

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Deferred income tax assets:

Net operating loss carryforward	$13,391,546	$12,648,152
Option compensation	608,650	599,128
Property, plant & equipment	616,581	565,186

Gross deferred income tax assets	14,616,777	13,812,466
Less: valuation allowance	(455,109)	(371,101)

Net deferred income tax assets	14,161,668	13,441,365

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(41,035,797)	$(41,756,100)

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are depletable. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The reversal of the deferred tax liabilities is sufficient to support the deferred tax assets. The valuation allowance relates to state net operating loss carryforwards which may expire unused due to their shorter life.

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

A reconciliation of the tax benefit for the three months ended March 31, 2012 and 2011 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2012	March 31, 2011

Income tax benefit at statutory rates	$2,001,648	$480,362

Reconciling items:
Change in derivative warrant liability – non tax item	(1,154,804)	377,487
Other non-deductible items	(42,533)	(120)
Change in valuation allowance	(84,008)	(36,798)

Income tax benefit	$720,303	$820,931

The Company had cumulative net operating losses of approximately $35,240,911 and $33,284,612 as of March 31, 2012 and December 31, 2011, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

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

For the three month periods ended March 31, 2012 and 2011, the state income tax benefit which is included in the total tax benefit was $95,707 and $118,841, respectively.

The Company had cumulative net operating losses of approximately $21,526,276 and $20,183,883 as of March 31, 2012 and December 31, 2011, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2013 and 2018.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2008. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company currently has no tax years under examination.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of March 31, 2012, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $8,940 and $8,940 for the three month periods ended March 31, 2012 and 2011, respectively.

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

Total advance royalty payments to NMC for the three month period ended March 31, 2012 amounted to $45,000 and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. At March 31, 2012 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2012, of the total cash held by banks, the Company had deposits in excess of FDIC insured limits in the amount of $3,733,918.

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

For the three month period ended March 31, 2012, the Company incurred total reimbursement of expenses to NMC of $3,737 and advance royalty payments of $45,000. At March 31, 2012, the Company did not have an outstanding balance due to NMC.

For the three month period ended March 31, 2011, the Company incurred total reimbursement of expenses to NMC of $5,058 and advance royalty payments of $45,000. At March 31, 2011, the Company had an outstanding balance due to NMC of $15,000.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $37,467 and $43,356 for the three month periods ended March 31, 2012 and 2011, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $12,739 and $14,741 of the above CMOW fees and expenses for the three month periods ended March 31, 2012 and 2011, respectively. The Company had an outstanding balance due to CMOW of $37,467 and $12,725 as of March 31, 2012 and December 31, 2011, respectively.

18.	SUBSEQUENT EVENT

Amendment of Stock Option Plans – On May 8, 2012, the Company’s shareholders approved an amendment to the 2009 Stock Incentive Award Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,250,000 shares to 7,250,000 shares. Also on May 8, 2012, the Company’s shareholders approved an amendment to the 2009 Directors Plan to increase the number of shares of common stock reserved for issuance thereunder from 750,000 shares to 2,750,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2012 and changes in our financial condition from our year ended December 31, 2011. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Clarkdale Slag Project

Since our involvement in the Clarkdale Slag Project, our goal has been to demonstrate the economic feasibility of the project by determining a commercially viable method to extract precious and base metals from the slag material. We believe that in order to demonstrate this, we must successfully operate the four major steps of our production process: crushing and grinding, leaching, continuous process operation, and extraction of gold from solution. We believe that we have demonstrated success in the first three steps of the process and are currently working to complete the fourth step prior to beginning the bankable feasibility process.

Our Production Process

1.	Crushing and Grinding. The first step of our production process involves grinding the slag material from rock-size chunks into sand-size grains (minus-20 mesh size). Because of the high iron content and the glassy/siliceous nature of the slag material, grinding the slag material creates significant wear on grinding equipment. Batch testing with various grinders produced significant wear on the equipment to render them unviable for a continuous production facility.

In 2010 we tested high pressure grinding rolls (HPGR) to grind the slag material at the facility in Germany of the leading manufacturer of HPGR’s. HPGR’s are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. The results from these tests showed that grinding our slag material on a continuous basis did not produce significant wear on the equipment beyond the expected levels.

When we tested the HPGR-ground slag in our autoclave process, results showed liberation of gold, which our technical team believes is due to the micro-fractures imparted to the slag during the HPGR grinding process.  The technical team also believes that the high pressures that exist in the autoclave environment are able to drive the leach solution into the micro-fracture cracks created in the slag material by the HPGR crusher, thereby dissolving the gold without having to employ a more expensive process to grind the slag material to a much finer particle size.

We believe that the HPGR is a viable grinder for our production process because it appears to have solved our grinding equipment wear issue and the HPGR produces ground slag from which gold can be leached into solution in an autoclave process.

2.	Leaching. The second step of our production process involves leaching gold from the ground slag material. Our original open-vessel ambient leach process leached gold into solution during our pilot plant tests. However, during our scale-up to a larger pilot size we discovered that the high levels of iron and silica that were leached into solution produced a pregnant leach solution (“PLS”) that became gelatinous over time. We tried numerous methods to remedy this issue. However, it was determined that, with the high levels of iron and silica in solution, the extraction of the gold from the PLS was not commercially feasible. Hence, we concluded that this open-vessel leach process was not viable for a production facility.

In 2010, we turned our efforts to the autoclave process. Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from the slag material. Our independent consultant, Arrakis Inc. (“Arrakis”) has performed over 150 batch autoclave tests under various leach protocols and grind sizes. Arrakis’ test results have consistently leached approximately 0.5 ounces per ton (“opt”) of gold into solution. In addition, these results indicate that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach. We believe that autoclaving will improve our ability to recover gold from solution and thus improve process technical feasibility. The operating conditions identified by Arrakis thus far are mild to moderate compared with most current autoclaves and are anticipated to result in lower capital, operating and maintenance costs.

During the third quarter of 2011, we received the results of testing from independent engineering firm SGS Lakefield Research Chile, S.A. (“SGS Chile”). SGS Chile performed a number of batch autoclave tests, under various metallurgical conditions, using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. The optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. Moreover, the SGS Chile test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach. Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appeared to consistently place higher grades of gold into solution, this process was likely to be superior to the POX method in achieving better results.

SGS Chile noted that the refractory Clarkdale slag was difficult to consistently analyze and suggested that further work be done to validate analytical methods and determine the most accurate method. Our consultant, Arrakis, previously had noted this analytical problem and decided to use an analytical method developed in the 1980’s, Atomic Absorption Spectroscopy/Inductively Coupled Plasma Optical Emission Spectroscopy (“AAS/ICP-OES”), to manually correct gold in solution values by determining the amount of interferences caused by other metals present in the leach solutions and manually adjusting the gold in solution values.

We believe that the POL autoclave method is a viable leach method for our production process because it leaches higher quantities of gold into solution from our slag material and results in much lower levels of iron and silica in solution than other methods, thus improving process technical feasibility.

3.	Continuous Operation. The third step in our production process involves being able to perform the leaching step in a larger continuous operation. While lab and bench-scale testing provides critical data for the overall development of a process, economic feasibility can only be achieved if the process can be performed in a continuous operation.

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm (the “Australian Testing Firm”) at its facility in Western Australia. The Australian Testing Firm conducted autoclave tests under various conditions, using the POL method in a four-compartment, 25-liter autoclave. The completion of a continuous 14 hour test with 100% mechanical availability (i.e. no “down time”) demonstrates the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

In addition, the PLS that was produced from the 14 hour continuous run was analyzed by the Australian Testing Firm. Analysis using the AAS/ICP-OES method resulted in approximately 0.2 - 0.6 opt of gold extracted into solution. The 0.2 opt was achieved during the startup of the test run. After making adjustments to the pH, volume of the leach solution and other process parameters, the higher 0.6 opt was obtained toward the completion of the test. Our independent technical consultants believe we can replicate these higher test results in future test runs.

The Australian Testing Firm also noted the existence of analytical difficulties previously reported by our independent consultants and us. We have been advised that the results of this test work is largely based on the analysis carried out on gold solutions emanating from the tests, by AAS/ICP-OES. Analysis of gold in solution by this method is not in agreement with fire assays analysis, which are both prone to analytical difficulties due to the refractory nature of the slag. A different analytical method was used by the Australian Testing Firm, the Inductively Coupled Plasma Mass Spectroscopy, or ICPMS. Fire assay (performed by the Australian Testing Firm), as well as Neutron Activation (performed by an independent third party consulting agency), were also used to perform analyses of the raw slag. All of the above methods indicated different quantities of gold in the slag, but at values substantially below the results achieved by AAS/ICP-OES method. Consequently, Arrakis continues to refine the analytical techniques used to measure gold in solution.

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to previous bench-scale tests performed by Arrakis and SGS Chile.

4.	Extraction. The fourth and final step in our production process involves being able to extract and recover metallic gold from PLS. Economic feasibility can only be achieved if a commercially viable method of metallic gold recovery is determined. In addition, the recovery of metallic gold will not only define the most cost-effective method of such recovery, but will also provide a better definition to the total process system mass balance and help reduce any discrepancy in analytical tests. Recovery of gold beads provides the ability to determine more accurately the amount of gold that was recovered from leach solution. Simple weighing of the gold bead and having the weight of the initial slag sample used to provide the bead gives a more accurate determination of an extractable gold grade in the slag sample. In this effort, we and our consultants are continuing to perform tests to recover gold from solution, using carbon, ion exchange resin technologies, or other commonly used methods of extracting gold from solution.

We have engaged Arrakis to assemble a multinational project team to specifically determine the most efficient method of extracting gold from solution. Arrakis has performed 63 ion exchange resin and carbon tests resulting in the production of gold dore beads using a variety of resins and carbon. Resin and carbon tests conducted thus far on POL leach solution, consisting of 63 individual column tests, indicate an approximate 45% average recovery of gold from solution with any single resin or carbon. Initially 7 resins and 4 carbons were chosen. We have narrowed our testing to 2 resins and 2 carbons because they obtained the best extraction results. The results of tests conducted with the eliminated resins, some of which did not result in any gold recovered, are calculated into the 45% figure above. Other resins were successful in removing higher percentages of gold from solution. The goal of this testing is to obtain a minimum 85% recovery of gold in solution which is also consistent with common commercial practice. It should be noted that this test work resulted in gold metal beads obtained from the resin or carbon. When the head ore grade is back calculated from these beads it is within the previously stated ranges of 0.2 to 0.6 opt., with an arithmetic average of 0.42 opt. As larger volumes of POL leach solution are generated and resin tests are optimized, these initial gold recovery values may improve. While resin and carbon test results to date are encouraging, we believe we need to continue with our test work in order to better determine the resins that best optimize our gold recovery on a consistent basis. We are also in the process of having other qualified third party testing firms repeat and confirm the results obtained by the Arrakis team.

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we are seeking to acquire an existing large batch titanium autoclave (greater than 500 liter). The greater quantity of PLS able to be generated with the large batch autoclave will allow the use of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold.

We believe that if we are able to achieve metallic gold extraction on a larger quantity of PLS at effective loading rates, we will be in a position to begin the bankable feasibility study on our production process which will serve to demonstrate the economic viability of the project.

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

Capitalized interest cost - We capitalize interest costs related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process of our projects. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended March 31,
	2012	2011	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(2,238,848)	(1,739,638)	28.7%
Other income (expense)	(3,028,648)	475,527	(736.9)%
Income tax benefit	720,303	820,931	(12.3)%
Net loss	$(4,547,193)	$(443,180)	926.0%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the three month period ended March 31, 2012. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2012	2011	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$1,045,453	$597,910	74.9%
Mineral exploration and evaluation expenses – related party	48,737	50,058	(2.6)%
Administrative – Clarkdale site	73,288	110,177	(33.5)%
General and administrative	688,890	589,755	16.8%
General and administrative – related party	37,467	43,356	(13.6)%
Depreciation	345,013	348,382	(1.0)%
Total operating expenses	$2,238,848	$1,739,638	28.7%

Operating expenses increased by 28.7% to $2,238,848 during the three month period ended March 31, 2012 from $1,739,638 during the three month period ended March 31, 2011. Operating expenses increased primarily as a result of increased mineral exploration and evaluation expenses as we focus on autoclave testing.

Mineral exploration and evaluation expenses increased by 74.9% to $1,045,453 during the three month period ended March 31, 2012 from $597,910 during the three month period ended March 31, 2011. Mineral exploration and evaluation expenses increased primarily as a result of completing substantial portions of our autoclave testing in the first quarter of 2012.

In addition, included in mineral exploration and evaluation expenses – related party were the amounts of $48,737 and $50,058 incurred in the three month periods ended March 31, 2012 and 2011, respectively, to NMC.

Administrative – Clarkdale site expenses decreased by 33.5% to $73,288 during the three month period ended March 31, 2012 from $110,177 for the three month period ended March 31, 2011. Administrative costs at the Clarkdale site decreased due to reduced activity and staff at the Clarkdale project site as we continue to focus on autoclave testing conducted by outside independent laboratories.

General and administrative expenses increased by 16.8% to $688,890 during the three month period ended March 31, 2012 from $589,755 during the three month period ended March 31, 2011. General and administrative expenses increased primarily due to additional accounting and auditing fees related to the restatement of our financial statements for the years ended December 31, 2008 through 2010 and the unaudited interim consolidated financial statements for each of the quarterly periods ended March 31, 2011 through September 30, 2011 and to restoring director fees and officer salaries to their contracted amounts.

In addition, we incurred $37,467 and $43,356 during the three month periods ended March 31, 2012 and 2011, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.

These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation support for various tax filings. These expenses did not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $12,739 and $14,741 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended March 31, 2012 and 2011, respectively.

Depreciation expense decreased to $345,013 during the three month period ended March 31, 2012 from $348,382 during the three month period ended March 31, 2011.

Other Income and Expenses

Total other income (expense) decreased to $(3,028,648) during the three month period ended March 31, 2012 from $475,527 during the three month period ended March 31, 2011. The decrease in total other income (expense) primarily resulted from a $3,038,958 loss recognized on the change in fair value of our derivative warrant liability during the three month period ended March 31, 2012 compared to a gain of $993,386 recognized during the three month period ended March 31, 2011.

Income Tax Benefit

Income tax benefit decreased to $720,303 for the three month period ended March 31, 2012 from $820,931 during the three month period ended March 31, 2011. The decrease in income tax benefit primarily resulted from increasing the valuation allowance on state net operating loss carryforwards during the three month period ended March 31, 2012.

Net Loss

The aforementioned factors resulted in a net loss of $4,547,193, or $0.03 per common share, for the three month period ended March 31, 2012, as compared to a net loss of $443,180, or $0.00 per common share, for the three month period ended March 31, 2011.

As of March 31, 2012 and December 31, 2011, we had cumulative net operating loss carryforwards of approximately $35,240,911 and $33,284,612, respectively for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of approximately $21,526,276 and $20,183,883 as of March 31, 2012 and December 31, 2011, respectively for state income tax purposes. The state net operating loss carryforwards expire between 2013 and 2018.

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

Working Capital

The following is a summary of our working capital at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Percent Increase/(Decrease)
Current Assets	$4,558,757	$6,308,688	(27.7)%
Current Liabilities	(3,492,466)	(321,608)	985.9%
Working Capital	$1,066,291	$5,987,080	(82.2)%

As of March 31, 2012, we had an accumulated deficit of $32,162,936. As of March 31, 2012, we had working capital of $1,066,291, compared to working capital of $5,987,080 as of December 31, 2011. The decrease in our working capital was primarily attributable to a reduction in cash and to reclassifying our derivative warrant liability from long term to a current liability. Cash was $4,451,437 as of March 31, 2012, as compared to $6,161,883 as of December 31, 2011. The decrease in our cash balance was due to our net loss and principal payments on the VRIC payable and to purchases of equipment.

During the quarter ended March 31, 2012, we reclassified our derivative warrant liability in the amount of $3,038,958 from long term liabilities to current liabilities. The derivative warrant liability relates to certain private placement warrants which contain non-customary anti-dilution provisions. The derivative warrant liability is measured at fair value at each reporting period and will be settled upon the occurrence of warrant holders exercising their warrants or by the expiration of the warrants on November 12, 2012. The derivative warrant liability does not require cash settlement by us.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $41,035,797 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2012	2011	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,579,796)	$(1,562,567)	1.1%
Cash Flows Used in Investing Activities	(70,641)	(40,559)	74.2%
Cash Flows (Used) Provided by Financing Activities	(60,009)	1,561,445	(103.8)%
Net Change in Cash During Period	$(1,710,446)	$(41,681)	4003.7%

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $1,579,796 during the three month period ended March 31, 2012 from $1,562,567 during the three month period ended March 31, 2011.

Net Cash Used in Investing Activities. Net cash used in investing activities was $70,641 during the three month period ended March 31, 2012, as compared to $40,559 during the three month period ended March 31, 2011. The change was primarily a result of an increase in purchases of property and equipment.

Net Cash (Used) Provided by Financing Activities. Net cash used in financing activities was $60,009 for the three month period ended March 31, 2012 compared to net cash provided by financing activities of $1,561,445 for the three month period ended March 31, 2011. We did not complete any equity financing transactions in the first quarter of 2012 compared to three private placements completed in the first quarter of 2011.

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

As of May 15, 2012, we had cash reserves in the amount of approximately $3,700,000. Our current financial resources may not be sufficient to allow us to meet the anticipated costs during the next 12 months and we may require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and these securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. For these reasons, our financial statements filed herewith include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We adopted the additional guidance during the first quarter of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $4,451,437 at March 31, 2012 and $6,161,883 at December 31, 2011. Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

In connection with the restatement to our previously filed consolidated financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, management has subsequently determined that material weakness described below existed as of March 31, 2012. As a result of this material weakness, management, with the participation of our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of March 31, 2012.

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

Based on the discovery of the errors that resulted in the restating of our financial statements for the years ended December 31, 2008, 2009 and 2010, and the cumulative periods from January 14, 2000 (date of inception) through December 31, 2008, 2009 and 2010, and our unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, we concluded that our internal control over financial reporting was not effective as of March 31, 2012.

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

During the fourth quarter of 2011, we received increased guidance from our external consulting experts on complex financial instruments and increased our internal knowledge regarding such instruments. On May 8, 2012, we adopted a Financial and Reporting Disclosure Controls and Procedures Policy. A copy of such policy is filed as Exhibit 99.1 to this Report. Although, as a result of the adoption of such measures, we believe that we have remediated our material weakness regarding management’s lack of expertise in accounting for complex financial instruments, if the remedial measures described above are insufficient to address any of the identified material weakness or are not implemented effectively, or if additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended March 31, 2012 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
99.1	Financial and Reporting Disclosure Controls and Procedures Policy

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 16, 2012	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2012	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)

