Form 10-Q
period 2012-06-30
Searchlight Minerals Corp.
filed 2012-08-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of August 9, 2012, the registrant had 135,768,318 outstanding shares of common stock.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS

Current assets
Cash	$7,097,077	$6,161,883
Prepaid expenses	174,769	146,805

Total current assets	7,271,846	6,308,688

Property and equipment, net	11,276,006	11,853,534
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,272	14,772

Total non-current assets	158,220,724	158,798,752

Total assets	$165,492,570	$165,107,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$104,872	$61,496
Accounts payable - related party	6,337	12,725
Derivative warrant liability	46,882	-
VRIC payable, current portion - related party	257,448	247,387

Total current liabilities	415,539	321,608

Long-term liabilities
VRIC payable, net of current portion - related party	1,140,751	1,272,039
Deferred tax liability	40,435,664	41,756,100

Total long-term liabilities	41,576,415	43,028,139

Total liabilities	41,991,954	43,349,747

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 135,768,318 and 131,018,318 shares,
respectively, issued and outstanding	135,768	131,018
Additional paid-in capital	153,736,412	149,242,418
Accumulated deficit during exploration stage	(30,371,564)	(27,615,743)

Total stockholders' equity	123,500,616	121,757,693

Total liabilities and stockholders' equity	$165,492,570	$165,107,440

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	561,232	584,067	1,606,685	1,181,951	14,738,750
Mineral exploration and evaluation
expenses - related party	47,229	45,000	95,966	95,058	2,314,284
Administrative - Clarkdale site	69,640	76,510	142,928	186,688	3,639,283
General and administrative	734,972	549,137	1,424,714	1,138,892	20,799,368
General and administrative - related party	27,451	34,204	64,918	77,560	625,691
Depreciation	343,580	348,367	688,593	696,748	3,826,655

Total operating expenses	1,784,104	1,637,285	4,023,804	3,376,897	45,944,031

Loss from operations	(1,784,104)	(1,637,285)	(4,023,804)	(3,376,897)	(45,944,031)

Other income (expense)
Rental revenue	7,635	6,020	15,115	12,270	163,780
Gain on legal settlement	-	-	-	-	502,586
Loss on equipment disposition	(25,897)	-	(25,897)	(526,753)	(611,517)
Change in fair value of derivative warrant liability	2,992,076	-	(46,882)	993,386	4,235,107
Interest expense	-	(148)	-	(1,288)	(14,143)
Interest and dividend income	2,381	3,943	5,211	7,843	649,045

Total other income (expense)	2,976,195	9,815	(52,453)	485,458	4,924,858

Income (loss) before income taxes
and discontinued operations	1,192,091	(1,627,470)	(4,076,257)	(2,891,439)	(41,019,173)

Income tax benefit	600,133	592,672	1,320,436	1,413,603	14,399,632

Income (loss) from continuing operations	1,792,224	(1,034,798)	(2,755,821)	(1,477,836)	(26,619,541)

Discontinued operations
Loss from discontinued operations	-	-	-	-	(3,752,023)

Net income (loss)	$1,792,224	$(1,034,798)	$(2,755,821)	$(1,477,836)	$(30,371,564)

Income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.01)
Loss from discontinued operations	-	-	-	-

Net income (loss)	$0.01	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding -
Basic	132,257,329	126,853,483	131,641,246	125,675,777

Diluted	142,558,638	126,853,483	131,641,246	125,675,777

Comprehensive income (loss)	$1,792,224	$(1,034,798)	$(2,755,821)	$(1,477,836)	$(30,371,564)

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

				Accumulated
				Deficit During	Total
				Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2010	123,018,318	$123,018	$144,219,513	$(24,200,396)	$120,142,135

Share-based compensation	-	-	164,492	-	164,492
					-
Issuance of common stock for cash, net	4,000,000	4,000	2,065,270	-	2,069,270

Net loss, June 30, 2011	-	-	-	(1,477,836)	(1,477,836)

Balance, June 30, 2011	127,018,318	$127,018	$146,449,275	$(25,678,232)	$120,898,061

Balance, December 31, 2011	131,018,318	$131,018	$149,242,418	$(27,615,743)	$121,757,693

Share-based compensation	-	-	357,034	-	357,034

Issuance of common stock for cash, net	4,750,000	4,750	4,136,960	-	4,141,710

Net loss, June 30, 2012	-	-	-	(2,755,821)	(2,755,821)

Balance, June 30, 2012	135,768,318	$135,768	$153,736,412	$(30,371,564)	$123,500,616

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,755,821)	$(1,477,836)	$(30,371,564)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(2,755,821)	(1,477,836)	(26,619,541)

Adjustments to reconcile loss from operating
to net cash used in operating activities:
Depreciation	688,593	696,748	3,826,655
Stock based expenses	357,034	164,492	7,808,513
Loss on disposition of fixed assets	25,897	526,753	612,866
Amortization of prepaid expense	256,881	198,887	1,510,024
Change in fair value of derivative warrant liability	46,882	(993,386)	(4,235,107)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(284,845)	(192,902)	(1,684,792)
Reclamation bond and deposits	500	-	(14,272)
Accounts payable and accrued liabilities	36,988	(166,219)	(223,204)
Deferred income taxes	(1,320,436)	(1,413,603)	(14,399,632)

Net cash used in operating activities	(2,948,327)	(2,657,066)	(33,921,076)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Capitalized interest - related party	(58,772)	(68,063)	(847,011)
Proceeds from property and equipment disposition	500	338	366,513
Purchase of property and equipment	(78,690)	(9,087)	(14,479,240)

Net cash used in investing activities	(136,962)	(76,812)	(25,966,977)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,143,750	2,079,270	70,330,435
Stock issuance costs	(2,040)	(10,000)	(2,126,373)
Principal payments on capital lease payable	-	(15,175)	(116,238)
Principal payments on VRIC payable - related party	(121,227)	(111,937)	(1,102,989)

Net cash provided by financing activities	4,020,483	1,942,158	66,984,835
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	935,194	(791,720)	7,097,077

CASH AT BEGINNING OF PERIOD	6,161,883	6,996,027	-

CASH AT END OF PERIOD	$7,097,077	$6,204,307	$7,097,077

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2012	June 30, 2011	June 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$-	$1,288	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through
accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option
agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of
accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary
anti-dilution provisions	$-	$-	$4,281,989

See Accompanying Notes to these Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern - The Company incurred cumulative net losses of $30,371,564 from operations as of June 30, 2012 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $58,772 and $68,063 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the six month period ended June 30, 2012, there were no transfers of assets between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.

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

Comprehensive loss – For the six months ended June 30, 2012 and 2011, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

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

In May 2011, the FASB issued additional guidance regarding fair value measurement and disclosure requirements. The most significant change relates to Level 3 fair value measurements and requires disclosure of quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements. The Company adopted the additional guidance in the first quarter of 2012. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

In June 2011, the FASB issued ASU 2011-12, Comprehensive Income, Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the additional guidance in the first quarter of 2012. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value

Furniture and fixtures	$38,255	$(29,681)	$8,574	$38,255	$(27,020)	$11,235
Lab equipment	249,061	(165,540)	83,521	249,061	(140,634)	108,427
Computers and equipment	83,606	(51,550)	32,056	81,969	(53,056)	28,913
Income property	309,750	(14,340)	295,410	309,750	(13,017)	296,733
Vehicles	44,175	(43,258)	917	44,175	(40,433)	3,742
Slag conveyance
equipment	300,916	(120,609)	180,307	300,916	(84,104)	216,812
Demo module building	6,630,063	(2,206,345)	4,423,718	6,630,063	(1,874,841)	4,755,222
Demo module
equipment	-	-	-	35,996	(7,199)	28,797
Grinding circuit	863,679	-	863,679	863,678	-	863,678
Leaching and filtration	1,300,618	(390,185)	910,433	1,300,618	(260,124)	1,040,494
Fero-silicate storage	4,326	(649)	3,677	4,326	(433)	3,893
Electrowinning building	1,492,853	(223,928)	1,268,925	1,492,853	(149,285)	1,343,568
Site improvements	1,447,909	(298,422)	1,149,487	1,392,559	(248,691)	1,143,868
Site equipment	353,503	(247,227)	106,276	341,529	(223,631)	117,898
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014
Capitalized interest	847,012	-	847,012	788,240	-	788,240

	$15,067,740	$(3,791,734)	$11,276,006	$14,976,002	$(3,122,468)	$11,853,534

Depreciation expense was $688,593 and $696,748 for the six months ended June 30, 2012 and 2011, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of June 30, 2012. At June 30, 2012, construction in progress included the gold, copper and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

3.	CLARKDALE SLAG PROJECT (continued)

The following table reflects the recorded purchase consideration for the Clarkdale Slag Project:

Purchase price:
Cash payments	$10,100,000
Joint venture option acquired in 2005 for cash	690,000
Warrants issued for joint venture option	1,918,481
Common stock issued	66,879,375
Monthly payments, current portion	167,827
Monthly payments, net of current portion	2,333,360
Acquisition costs	127,000

Total purchase price	82,216,043

Net deferred income tax liability assumed - Clarkdale Slag Project	48,076,734

Total	$130,292,777

The following table reflects the components of the Clarkdale Slag Project:

Allocation of acquisition cost:
Clarkdale Slag Project (including net deferred income tax liability assumed of $48,076,734)	$120,766,877
Land - smelter site and slag pile	5,916,150
Land	3,300,000
Income property and improvements	309,750

Total	$130,292,777

4.	MINERAL PROPERTIES - MINING CLAIMS

As of June 30, 2012, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2012, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Trade accounts payable	$86,000	$44,749
Accrued compensation and related taxes	18,872	16,747
	$104,872	$61,496

Accounts payable – related party are discussed in Note 17.

6.	DERIVATIVE WARRANT LIABILITY

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

As of June 30, 2012, the warrants have been adjusted as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants due to equity financing transactions completed during the years ended December 31, 2011 and 2010 and the six months ended June 30, 2012. As of June 30, 2012, Luxor Capital Partners, L.P. (“Luxor”) owned 6,252,883 of the 2009 private placement warrants. Luxor waived their right to the anti-dilution adjustments with respect to their warrants in connection with the private placement completed with them on June 7, 2012. The exercise price of the Luxor warrants remains at the previously adjusted price of $1.74 per share.

The following table sets forth the changes in the fair value of derivative liability for the six month periods ended June 30:

	2012	2011

Adjustment to warrants	$(734)	$(3,006)
Change in fair value	(46,148)	996,392
Total change in fair value	$(46,882)	$993,386

6.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the six month periods ended June 30:

	2012	2011
Dividend yield	-	-
Expected volatility	59.47% - 67.43%	68.29% - 72.68%
Risk-free interest rate	0.12% - 0.15%	0.45% - 0.84%
Expected life (years)	0.33 - 0.63	2.00

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

The following table represents future principal payments on VRIC payable for each of the twelve month periods ending June 30,

2013	$257,448
2014	278,816
2015	301,958
2016	327,020
2017	232,957
Thereafter	-

1,398,199
VRIC payable, current portion	257,448

VRIC payable, net of current portion	$1,140,751

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

8.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company’s stockholders’ equity activity consisted of the following:

a)	On June 7, 2012, the Company issued 4,500,000 shares of common stock in a private placement with Luxor at a price of $0.90 per share for gross proceeds of $4,050,000. Total fees related to this issuance were $2,040. In connection with the offering, the Company entered into a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”) with the purchasers. The SPA contains representations and warranties of the Company and the purchasers that are customary for transactions of the type contemplated in connection with the offering.

Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. The Company also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate purchase price paid by the investors for each 30 day period in which a registration default, as defined by the RRA, exists. The maximum penalty is equal to 3.0% of the purchase price which amounts to $121,500. As of the date of this filing, the Company does not believe the penalty to be probable and accordingly, no liability has been accrued.

b)	On May 24, 2012, the Company issued 250,000 shares of common stock from the exercise of stock warrants resulting in cash proceeds of $93,750. The stock options had an exercise price of $0.375 and an expiration date of June 15, 2015.

During the six months ended June 30, 2011, the Company’s stockholders’ equity activity consisted of the following:

Common stock Purchase Agreement - The Company entered into a Purchase Agreement with Seaside 88 LP (“Seaside’”) on December 22, 2010 for the sale of 3,000,000 shares of common stock, followed by the sale of up to 1,000,000 shares of common stock on approximately the 15th day of the month for ten consecutive months. The final closing was completed on December 15, 2011. The Company issued a total of 11,000,000 shares under the Purchase Agreement.

a)	On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

b)	On March 15, 2011, the Company issued 1,000,000 shares of common stock to with Seaside 88, LP (“Seaside”) at a price of $0.47694 per share under a Common Stock Purchase Agreement (the “Purchase Agreement”), which is further described below, for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

8.	STOCKHOLDERS’ EQUITY (continued)

c)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

d)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

Private placement stock warrants – As a result of the private placement completed in the second quarter of 2012, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was adjusted to $1.71 per share and (ii) the number of warrants was increased by 43,663 warrants. At June 30, 2012, Luxor owned 6,252,883 of the 2009 private placement warrants. Luxor waived their right to the anti-dilution adjustments with respect to their warrants in connection with the private placement completed with them on June 7, 2012. The accounting treatment of these adjustments is discussed in Note 6.

The following table summarizes the Company’s private placement warrant activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2011	13,784,549	$1.80	0.87
Warrants issued	43,663	1.71	0.42
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, June 30, 2012	13,828,212	$1.79	0.37

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At June 30, 2012, the Company had 11,243,076 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At June 30, 2012, the Company had the following stock option plans available:

•	2009 Plan - Under the terms of the 2009 Plan, as amended, options to purchase up to 7,250,000 shares of common stock may be granted to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of June 30, 2012, the Company had granted 1,110,000 options under the 2009 Plan with a weighted average exercise price of $1.22 per share. As of June 30, 2012, all of the options granted were outstanding.

•	2009 Directors Plan - Under the terms of the 2009 Directors Plan, as amended, options to purchase up to 2,750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of June 30, 2012, the Company had granted 789,866 options under the 2009 Directors Plan with a weighted average exercise price of $1.15 per share. As of June 30, 2012, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of June 30, 2012, the Company had granted 857,058 options under the 2007 Plan with a weighted average exercise price of $1.08 per share. As of June 30, 2012, 849,812 of the options granted were outstanding.

9.	STOCK-BASED COMPENSATION

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

Valuation of awards - The Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

	2012	2011

Risk-free interest rate	0.37% -1.04%	1.00% - 2.24%
Dividend yield	-	-
Expected volatility	84.94% - 91.36%	76.54% - 83.28%
Expected life (years)	2.00 - 4.25	2.00 - 4.25

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

9.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the six month period ended June 30, 2012, the Company granted stock-based awards as follows:

a)	On June 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,053 shares of common stock at $0.94 per share. 40,800 of the options were granted to three of the Company’s non-management directors and 13,253 options were granted to a former director for directors’ compensation. All of the options are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On June 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 4,747 shares of common stock at $0.94 per share. The options were granted to a consultant, are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On June 7, 2012, the Company modified the terms of a stock option grant made to a director by extending the expiration date from June 30, 2012 to November 4, 2015. All other option terms remained unchanged. The modification resulted in additional expense of $53,613.

d)	On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

During the six month period ended June 30, 2011, the Company granted stock-based awards as follows:

a)	On June 30, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On March 31, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

Expenses for the six months ended June 30, 2012 and 2011 related to the vesting, modifying and granting of stock-based compensation awards were $357,034 and $164,492, respectively, and are included in general and administrative expense.

9.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2011	3,230,953	$1.17	5.07
Options/warrants granted	86,925	1.26	4.92
Options/warrants expired	(68,200)	(4.04)	-
Options/warrants forfeited	-	-	-
Options/warrants exercised	-	-	-

Balance, June 30, 2012	3,249,678	$1.12	4.89

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2012:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2011	1,115,000	$0.90
Options/warrants granted	-	-
Options/warrants vested	(265,000)	(0.86)
Options/warrants cancelled	-	-

Unvested, June 30, 2012	850,000	$0.91

As of June 30, 2012, there was $349,569 of total unrecognized compensation cost related to unvested stock-based compensation awards. This cost is expected to be recognized as follows:

2012	$181,734
2013	164,726
2014	3,109
Thereafter	-

Total	$349,569

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the six months ended June 30, 2012. At June 30, 2012 the total balance includes warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2011	26,015,502	$1.23	2.27
Options/warrants granted/issued	130,588	1.41	3.40
Options/warrants expired	(68,200)	(4.04)	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	(250,000)	(0.375)	-

Balance, June 30, 2012	25,827,890	$1.23	1.80

11.	STOCKHOLDER RIGHTS PLAN

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

In connection with the private placement completed on June 7, 2012 with Luxor the Company agreed to waive the 15% limitation currently in the Rights Plan with respect to Luxor, and to allow Luxor to become the beneficial owner of up to 17.5% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Plan. Following the private placement, Luxor became a beneficial owner of approximately 17.48% of the Company’s common stock.

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

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Deferred income tax assets:

Net operating loss carryforward	$13,941,076	$12,648,152
Option compensation	692,330	599,128
Property, plant & equipment	667,511	565,186

Gross deferred income tax assets	15,300,917	13,812,466
Less: valuation allowance	(539,116)	(371,101)

Net deferred income tax assets	14,761,801	13,441,365

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(40,435,664)	$(41,756,100)

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

A reconciliation of the tax benefit for the six months ended June 30, 2012 and 2011 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2012	June 30, 2011

Income tax benefit at statutory rates	$1,548,978	$1,098,747

Reconciling items:
Change in derivative warrant liability – non tax item	(17,815)	306,647
Other non-deductible items	(42,712)	-
Change in valuation allowance	(168,015)	8,209

Income tax benefit	$1,320,436	$1,413,603

The Company had cumulative net operating losses of approximately $36,687,044 and $33,284,612 as of June 30, 2012 and December 31, 2011, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

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

For the six month periods ended June 30, 2012 and 2011, the state income tax benefit which is included in the total tax benefit was $162,683 and $204,509, respectively.

The Company had cumulative net operating losses of approximately $22,518,598 and $20,183,883 as of June 30, 2012 and December 31, 2011, respectively for Arizona state income tax purposes. The Arizona state net operating loss carryforwards will expire between 2013 and 2018.

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

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of June 30, 2012, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $17,880 and $17,880 for the six month periods ended June 30, 2012 and 2011, respectively.

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

Total advance royalty payments to NMC for the six month period ended June 30, 2012 amounted to $90,000 and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. At June 30, 2012 and through the date the consolidated financial statements were issued, these contingencies had not changed.

Registration Rights Agreement - In connection with the June 7, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. The Company also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate purchase price paid by the investors for each 30 day period in which a registration default, as defined by the RRA, exists. The maximum penalty is equal to 3.0% of the purchase price which amounts to $121,500. As of the date of this filing, the Company does not believe the penalty to be probable and accordingly, no liability has been accrued.

15.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. Additionally, under the FDIC’s expanded coverage, all non-interest bearing transactional accounts are insured in full until December 31, 2012. This expanded coverage is separate from and in addition to the normal insurance coverage.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2012, of the total cash held by banks, the Company had deposits in excess of FDIC insured limits in the amount of $6,369,434.

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

For the six month period ended June 30, 2012, the Company incurred total reimbursement of expenses to NMC of $5,966 and advance royalty payments of $90,000. At June 30, 2012, the Company did not have an outstanding balance due to NMC.

For the six month period ended June 30, 2011, the Company incurred total reimbursement of expenses to NMC of $5,058 and advance royalty payments of $90,000.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $64,918 and $77,560 for the six month periods ended June 30, 2012 and 2011, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $22,072 and $26,370 of the above CMOW fees and expenses for the six month periods ended June 30, 2012 and 2011, respectively. The Company had an outstanding balance due to CMOW of $6,337 and $12,725 as of June 30, 2012 and December 31, 2011, respectively.

18.	EARNINGS PER SHARE

Earnings per share is computed using the weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding stock options and warrants. The Company is still in the exploration stage and as such, has not generated operational revenues; however, for the three month period ended June 30, 2012, the Company had net income due to a $2,992,076 gain from the change in fair value of its derivative warrant liability. A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share was as follows for the three months ended June 30, 2012:

Basic earnings per share computation:
Numerator:
Net income	$1,792,224
Denominator:
Weighted average common shares outstanding	132,257,329
Income per common share – basic
Net income	$0.01

Diluted earnings per share computation:
Numerator:
Net income	$1,792,224
Denominator:
Weighted average common shares outstanding	132,257,329
Effect of dilutive securities:
Weighted average stock options and warrants outstanding	10,301,309

Dilutive potential common shares	142,558,638
Income per common share – dilutive
Net income	$0.01

For the three month period ended June 30, 2012, 15,628,770 options and warrants were outstanding, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded their fair market values.

As of June 30, 2012 and 2011 25,827,890 and 27,549,068 stock options and warrants were outstanding, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2012 and changes in our financial condition from our year ended December 31, 2011. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have engaged Arrakis to assemble a multinational project team to specifically determine the most efficient method of extracting gold from solution. Initially, Arrakis performed 63 ion exchange resin and carbon tests resulting in the production of gold dore beads using a variety of resins and carbon. Resin and carbon tests conducted on POL leach solution, consisting of 63 individual column tests, indicated an approximate 45% average recovery of gold from solution with any single resin or carbon. Initially 7 resins and 4 carbons were chosen. We have narrowed our testing to 2 resins and 2 carbons because they obtained the best extraction results. The results of tests conducted with the eliminated resins, some of which did not result in any gold recovered, are calculated into the 45% figure above. Other resins were successful in removing higher percentages of gold from solution. The goal of this testing is to obtain a minimum 85% recovery of gold in solution which is also consistent with common commercial practice. It should be noted that this test work resulted in gold metal beads obtained from the resin or carbon. When the head ore grade is back calculated from these beads it is within the previously stated ranges of 0.2 to 0.6 opt., with an arithmetic average of 0.42 opt.

Recently, using the optimum protocols determined from the initial 63 tests described above, we have been able to consistently repeat metallic gold extraction test results via resin and carbon. We have also engaged a firm to examine the viability of using membrane technology to remove small quantities of unwanted elements from the PLS prior to loading the gold on to resin or carbon. This process may further enhance gold recovery and increase gold loading rates onto the resin or carbon. As larger volumes of POL leach solution are generated and resin tests are fine-tuned, our initial gold recovery values may improve. While resin and carbon test results to date are encouraging, we believe we need to continue with our test work in order to better determine the resins that best optimize our gold recovery on a consistent basis. We are also in the process of having other qualified third party testing firms repeat and confirm the results obtained by the Arrakis team.

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 500 liter). This autoclave is currently being modified to accommodate its usage with the process developed thus far and enhance its mechanical configuration. While the autoclave is being modified, the autoclave’s support system (feed system, controls, etc.) is being designed and installed. We expect the initial startup and system adjustment of this autoclave to begin during the third quarter of 2012. The greater quantity of PLS able to be generated with the large batch autoclave will allow the use of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold.

We believe that if we are able to achieve metallic gold extraction on a larger quantity of PLS at effective loading rates, we will have demonstrated the viability of the total extraction and recovery process as well as verified the extractable gold grade of the slag via metallic gold beads (the equivalent of a fire assay) thereby eliminating the need for different and sometimes conflicting analytical techniques. We will therefore be in a position to begin the bankable feasibility study on our production process which will serve to demonstrate the economic viability of the project.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,784,104)	(1,637,285)	9.0%	(4,023,804)	(3,376,897)	19.2%
Other income (expense)	2,976,195	9,815	30223.0%	(52,453)	485,458	(110.8)%
Income tax benefit	600,133	592,672	1.3%	1,320,436	1,413,603	(6.6)%
Net income (loss)	$1,792,224	$(1,034,798)	(273.2)%	$(2,755,821)	$(1,477,836)	86.5%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the six month period ended June 30, 2012. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$561,232	$584,067	(3.9)%	$1,606,685	$1,181,951	35.9%
Mineral exploration and evaluation expenses – related party	47,229	45,000	5.0%	95,966	95,058	1.0%
Administrative – Clarkdale site	69,640	76,510	(9.0)%	142,928	186,688	(23.4)%
General and administrative	734,972	549,137	33.8%	1,424,714	1,138,892	25.1%
General and administrative – related party	27,451	34,204	(19.7)%	64,918	77,560	(16.3)%
Depreciation	343,580	348,367	(1.4)%	688,593	696,748	(1.2)%
Total operating expenses	$1,784,104	$1,637,285	9.0%	$4,023,804	$3,376,897	19.2%

Six month period ended June 30, 2012 and 2011. Operating expenses increased by 19.2% to $4,023,804 during the six month period ended June 30, 2012 from $3,376,897 during the six month period ended June 30, 2011. Operating expenses increased primarily as a result of higher mineral exploration and evaluation expenses and higher general and administrative expenses.

Mineral exploration and evaluation expenses increased to $1,606,685 during the six month period ended June 30, 2012 from $1,181,951 during the six month period ended June 30, 2011. Mineral exploration and evaluation expenses increased primarily as a result of completing substantial portions of our autoclave testing in the first quarter of 2012.

Mineral exploration and evaluation expenses – related party increased to $95,966 during the six month period ended June 30, 2012 from $95,058 for the six month period ended June 30, 2011. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred.

Administrative – Clarkdale site expenses decreased to $142,928 during the six month period ended June 30, 2012 from $186,688 for the six month period ended June 30, 2011. Administrative costs at the Clarkdale site decreased due to a significant change in our work program for the Clarkdale Slag Project from preproduction activities to autoclave testing conducted primarily by outside independent laboratories resulting in less on-site activity.

General and administrative expenses increased to $1,424,714 during the six month period ended June 30, 2012 from $1,138,892 during the six month period ended June 30, 2011. General and administrative expenses increased primarily due to restoring director fees and officer salaries to their contractual amounts and to increased stock based compensation related to the following events in the six month period ended June 30, 2012: (1) modification of 200,000 stock options, (2) immediate vesting of 100,000 stock options upon the resignation of one of our directors and (3) increased vesting expense related to 615,000 stock options granted in the third quarter of 2011. Additionally, auditing and accounting fees increased in 2012 due to the restatement of our financial statements for the years ended December 31, 2008 through 2010 and the unaudited interim consolidated financial statement for each of the quarterly periods ended March 31, 2011 through September 30, 2011.

Included in general and administrative – related party were the amounts of $64,918 and $77,560 for the six month periods ended June 30, 2012 and 2011, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $22,072 and $26,370 of the above Cupit, Milligan, Ogden & Williams fees for the six month periods ended June 30, 2012 and 2011, respectively. The decrease in fees is attributed primarily to the reduction in activity at the Clarkdale site.

Depreciation expense decreased to $688,593 during the six month period ended June 30, 2012 from $696,748 during the six month period ended June 30, 2011.

Three month period ended June 30, 2012 and 2011. Operating expenses increased by 9.0% to $1,784,104 during the three month period ended June 30, 2012 from $1,637,285 during the three month period ended June 30, 2011. Operating expenses increased primarily as a result of increased general and administrative expenses.

Mineral exploration and evaluation expenses decreased by 3.9% to $561,232 during the three month period ended June 30, 2012 from $584,067 during the three month period ended June 30, 2011. Mineral exploration and evaluation expenses decreased primarily as a result of completing substantial portions of our autoclave testing in the first quarter of 2012.

In addition, included in mineral exploration and evaluation expenses – related party were the amounts of $47,229 and $45,000 incurred in the three month periods ended June 30, 2012 and 2011, respectively, to NMC.

Administrative – Clarkdale site expenses decreased by 9.0% to $69,640 during the three month period ended June 30, 2012 from $76,510 for the three month period ended June 30, 2011. Administrative costs at the Clarkdale site decreased due to reduced activity and staff at the Clarkdale project site as we continue to focus on autoclave testing conducted by outside independent laboratories.

General and administrative expenses increased by 33.8% to $734,972 during the three month period ended June 30, 2012 from $549,137 during the three month period ended June 30, 2011. General and administrative expenses increased primarily due to restoring director fees and officer salaries to their contractual amounts and to increased stock based compensation related to the following events in the second quarter of 2012: (1) modification of 200,000 stock options, (2) immediate vesting of 100,000 stock options upon the resignation of one of our directors and (3) increased vesting expense related to 615,000 stock options granted in the third quarter of 2011.

In addition, we incurred $27,451 and $34,204 during the three month periods ended June 30, 2012 and 2011, respectively, for general and administrative expenses for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation support for various tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $9,333 and $12,739 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended June 30, 2012 and 2011, respectively.

Depreciation expense decreased to $343,580 during the three month period ended June 30, 2012 from $348,367 during the three month period ended June 30, 2011.

Other Income and (Expense)

Six month period ended June 30, 2012 and 2011. Total other income (expense) decreased to $(52,453) during the six month period ended June 30, 2012 from $485,458 during the six month period ended June 30, 2011. The decrease was primarily due to the change in the fair value of our derivative warrant liability from a loss of $46,882 for the six months ended June 30, 2012 compared to a gain of $993,386 for the six months ended June 30, 2011. In addition, we incurred losses of $526,753 on equipment dispositions during the six month period ended June 30, 2011.

Three month period ended June 30, 2012 and 2011. Total other income (expense) increased to $2,976,195 during the three month period ended June 30, 2012 from $9,815 during the three month period ended June 30, 2011. The increase in total other income (expense) primarily resulted from a $2,992,076 gain recognized on the change in fair value of our derivative warrant liability during the three month period ended June 30, 2012 compared to no change recognized during the three month period ended June 30, 2011.

Income Tax Benefit

Six month period ended June 30, 2012 and 2011. Our income tax benefit decreased to $1,320,436 for the six month period ended June 30, 2012 from $1,413,603 during the six month period ended June 30, 2011. The decrease in income tax benefit primarily resulted from increasing our valuation allowance on deferred tax assets arising from state net operating loss carryforwards.

Three month period ended June 30, 2012 and 2011. Income tax benefit increased to $600,133 for the three month period ended June 30, 2012 from $592,672 during the three month period ended June 30, 2011. The increase in income tax benefit primarily resulted from increased losses from operations due to factors discussed above.

Net Income (Loss)

Six month period ended June 30, 2012 and 2011. The aforementioned factors resulted in a net loss of $2,755,821, or $0.02 per common share, for the six month period ended June 30, 2012, as compared to a net loss of $1,477,836, or $0.01 per common share, for the six month period ended June 30, 2011.

Three month period ended June 30, 2012 and 2011. The aforementioned factors resulted in net income of $1,792,244, or $0.01 per common share, for the three month period ended June 30, 2012, as compared to a net loss of $1,034,798, or $0.01 per common share, for the three month period ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, we had cumulative net operating loss carryforwards of approximately $36,687,044 and $33,284,612, respectively for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of approximately $22,518,598 and $20,183,883 as of June 30, 2012 and December 31, 2011, respectively for state income tax purposes. The state net operating loss carryforwards expire between 2013 and 2018.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

On June 7, 2012, we issued 4,500,000 shares of common stock in a private placement at a price of $0.90 per share resulting in gross proceeds of $4,050,000. Total fees related to this issuance were $2,040. In connection with the offering, we entered into a Securities Purchase Agreement and a Registration Rights Agreement (“RRA”) with the purchasers.

Pursuant to the RRA, we agreed to certain demand registration rights. These rights include the requirement that we file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. We also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. If we are not able to comply with these registration requirements, we have agreed to pay cash penalties equal to 1.0% of the aggregate purchase price paid by the investors for each 30 day period in which a registration default, as defined by the RRA, exists. The maximum penalty is equal to 3.0% of the purchase price which amounts to $121,500. As of the date of this filing, we do not believe the penalty to be probable and accordingly, no liability has been accrued.

On May 24, 2012, we issued 250,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $93,750. The warrants had an exercise price of $0.375.

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

Working Capital

The following is a summary of our working capital at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Percent Increase/(Decrease)
Current Assets	$7,271,846	$6,308,688	15.3%
Current Liabilities	(415,539)	(321,608)	29.2%
Working Capital	$6,856,307	$5,987,080	14.5%

As of June 30, 2012, we had an accumulated deficit of $30,371,564. As of June 30, 2012, we had working capital of $6,856,307, compared to working capital of $5,987,080 as of December 31, 2011. The increase in our working capital was primarily attributable to an increase in cash. Cash was $7,097,077 as of June 30, 2012, as compared to $6,161,883 as of December 31, 2011. The increase in our cash balance was due to gross proceeds received from a private placement completed in the second quarter of 2012 partially offset by our operating loss, principal payments on the VRIC payable and purchases of equipment.

Included in long term liabilities in the accompanying consolidated financial statements is a balance of $40,435,664 for deferred tax liability relating to the Clarkdale Slag Project and Searchlight Gold Project. A deferred income tax liability was recorded on the excess of fair market value for the asset acquired over income tax basis at a combined statutory federal and state rate of 38% with the corresponding increase in the purchase price allocation of the assets acquired.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2012	2011	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,948,327)	$(2,657,066)	11.0%
Cash Flows Used in Investing Activities	(136,962)	(76,812)	78.3%
Cash Flows Provided by Financing Activities	4,020,483	1,942,158	107.0%
Net Change in Cash During Period	$935,194	$(791,720)	(218.1)%

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $2,948,327 during the six month period ended June 30, 2012 from $2,657,066 during the six month period ended June 30, 2011, primarily as result of increased mineral exploration expenses which included completing substantial portions of our autoclave testing in early 2012.

Net Cash Used in Investing Activities. Net cash used in investing activities was $136,962 during the six month period ended June 30, 2012, as compared to $76,812 during the six month period ended June 30, 2011. The change was primarily a result of an increase in purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4,020,483 for the six month period ended June 30, 2012 compared to $1,942,158 for the six month period ended June 30, 2011. The increase was due to more shares sold for cash in 2012.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,300,000. As of August 13, 2012, we had cash reserves in the amount of approximately $6,500,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next 12 months and we will require additional financing in order to fund these activities. We do not currently have sufficient financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In June 2011, the FASB issued ASU 2011-12, Comprehensive Income, Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the additional guidance in the first quarter of 2012. The adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $7,097,077 at June 30, 2012 and $6,161,883 at December 31, 2011. Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, we made the following change in internal controls over financial reporting:

•	On May 8, 2012, we adopted a Financial and Reporting Disclosure Controls and Procedures Policy which was designed to ensure prompt, accurate and complete financial reporting and disclosure as required by applicable securities laws and regulations.

Except as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2012, we issued 4,500,000 shares of common stock in a private placement (the “Offering”) at a price of $0.90 per share resulting in gross proceeds of $4,050,000. The shares were issued to certain investors, (collectively, the “Purchasers”), which consisted of Luxor Capital Partners, L.P. and certain other funds with respect to which Luxor Capital Group, LP (“Luxor”) acts as investment manager. The Purchasers and certain other funds managed by Luxor are one of our principal stockholders. Total fees related to this issuance were $2,040. A more detailed description of the Offering is set forth in our Current Report on Form 8-K filed by us on June 11, 2012.

On May 24, 2012, we issued 250,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $93,750. The warrants had an exercise price of $0.375.

The securities described above were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended June 30, 2012 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101	101.INS XBRL Instance 101.SCH XBRL Taxonomy Extension Schema 101.CAL XBRL Taxonomy Extension Calculation 101.LAB XBRL Taxonomy Extension Labels 101.PRE XBRL Taxonomy Extension Presentation 101.DEF XBRL Taxonomy Extension Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 14, 2012	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)

