Form 10-Q
period 2012-09-30
Searchlight Minerals Corp.
filed 2012-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2012

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

Yes       ☐     No      ☒

As of November 13, 2012, the registrant had 135,768,318 outstanding shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS

Current assets
Cash	$5,654,760	$6,161,883
Prepaid expenses	159,363	146,805

Total current assets	5,814,123	6,308,688

Property and equipment, net	11,427,520	11,853,534
Mineral properties	16,947,419	16,947,419
Slag project	120,766,877	120,766,877
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	11,252	14,772

Total non-current assets	158,369,218	158,798,752

Total assets	$164,183,341	$165,107,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$285,463	$61,496
Accounts payable - related party	43,025	12,725
VRIC payable, current portion - related party	262,631	247,387

Total current liabilities	591,119	321,608

Long-term liabilities
VRIC payable, net of current portion - related party	1,073,117	1,272,039
Deferred tax liability	39,915,211	41,756,100

Total long-term liabilities	40,988,328	43,028,139

Total liabilities	41,579,447	43,349,747

Commitments and contingencies - Note 14	-	-

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 131,018,318 shares, respectively, issued and outstanding	135,768	131,018
Additional paid-in capital	153,868,457	149,242,418
Accumulated deficit during exploration stage	(31,400,331)	(27,615,743)

Total stockholders' equity	122,603,894	121,757,693

Total liabilities and stockholders' equity	$164,183,341	$165,107,440

See Accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the nine months ended		through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	449,947	767,497	2,056,634	1,949,572	15,188,699
Mineral exploration and evaluation expenses - related party	92,463	48,145	188,429	143,203	2,406,747
Administrative - Clarkdale site	47,851	54,050	190,778	240,738	3,687,133
General and administrative	643,012	808,928	2,067,725	1,947,822	21,442,379
General and administrative - related party	31,033	33,871	95,952	111,431	656,725
Loss on equipment disposition	-	9,726	25,897	536,479	611,517
Depreciation	341,511	342,809	1,030,104	1,039,556	4,168,166

Total operating expenses	1,605,817	2,065,026	5,655,519	5,968,801	48,161,366

Loss from operations	(1,605,817)	(2,065,026)	(5,655,519)	(5,968,801)	(48,161,366)

Other income (expense)
Rental revenue	6,290	6,135	21,405	18,405	170,070
Gain on legal settlement	-	502,586	-	502,586	502,586
Change in fair value of derivative warrant liability	46,882	(3,122,678)	-	(2,129,292)	4,281,989
Interest expense	-	-	-	(1,288)	(14,143)
Interest and dividend income	3,426	3,745	8,637	11,587	652,471

Total other income (expense)	56,598	(2,610,212)	30,042	(1,598,002)	5,592,973

Loss before income taxes and discontinued operations	(1,549,219)	(4,675,238)	(5,625,477)	(7,566,803)	(42,568,393)

Income tax benefit	520,453	1,181,575	1,840,889	2,595,178	14,920,085

Loss from continuing operations	(1,028,766)	(3,493,663)	(3,784,588)	(4,971,625)	(27,648,308)

Discontinued operations
Loss from discontinued operations	-	-	-	-	(3,752,023)

Net loss	$(1,028,766)	$(3,493,663)	$(3,784,588)	$(4,971,625)	$(31,400,331)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.04)
Loss from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding -
Basic	135,768,318	127,181,361	133,024,705	126,183,153

Diluted	135,768,318	127,181,361	133,024,705	126,183,153

Comprehensive loss	$(1,028,766)	$(3,493,663)	$(3,784,588)	$(4,971,625)	$(31,400,331)

See Accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,784,588)	$(4,971,625)	$(31,400,331)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(3,784,588)	(4,971,625)	(27,648,308)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,030,104	1,039,556	4,168,166
Stock based expenses	489,079	546,707	7,940,558
Loss on equipment disposition	25,897	536,479	612,866
Amortization of prepaid expense	329,881	257,093	1,583,024
Deferred income taxes	(1,840,889)	(2,595,178)	(14,920,085)
Change in fair value of derivative warrant liability	-	2,129,292	(4,281,989)
Gain on dispute resolution	-	(502,586)	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(342,439)	(247,486)	(1,742,386)
Reclamation bond and deposits	3,520	-	(11,252)
Accounts payable and accrued liabilities	254,267	(187,469)	(5,925)

Net cash used in operating activities	(3,835,168)	(3,995,217)	(34,807,917)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	500	365,613	366,513
Purchase of property and equipment	(544,165)	(52,623)	(14,944,715)

Net cash (used) provided by investing activities	(543,665)	312,990	(25,585,441)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,143,750	2,698,665	70,330,435
Stock issuance costs	(2,040)	(12,500)	(2,126,373)
Principal payments on capital lease payable	-	(15,175)	(116,238)
Payments on VRIC payable - related party	(270,000)	(270,000)	(2,040,001)

Net cash provided by financing activities	3,871,710	2,400,990	66,047,823
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(507,123)	(1,281,237)	5,654,760

CASH AT BEGINNING OF PERIOD	6,161,883	6,996,027	-

CASH AT END OF PERIOD	$5,654,760	$5,714,790	$5,654,760

See Accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2012	September 30, 2011	September 30, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$-	$1,288	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

See Accompanying Notes to these Unaudited Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year-end is December 31.

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 12, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position or results of operations.

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

In February 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered as an exploration stage enterprise. Also in connection with its corporate restructuring, its Board of Directors approved a change in its name from “Phage Genomics, Inc.” (“Phage”) to "Searchlight Minerals Corp.” effective June 23, 2005.

Going concern - The Company incurred cumulative net losses of $31,400,331 from operations as of September 30, 2012 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage. The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2012, the Company incurred a net loss of $3,784,588, had negative cash flows from operations of $3,835,168 and may incur additional future losses due to planned continued exploration stage expenses.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

These matters raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $86,322 and $100,399 for the nine months ended September 30, 2012 and 2011, respectively.

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition. Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Once mineral reserves are established, development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the proven and probable reserves.

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in “Mineral exploration and evaluation expenses”.

Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the nine month period ended September 30, 2012, there were no transfers of assets between levels.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For stock-based compensation awards to non-employees, the Company recognizes expense based on the estimated fair value of the options granted over their vesting period, which is generally the period during which services are rendered and deemed completed by such non-employees.

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

Comprehensive loss – For the nine months ended September 30, 2012 and 2011, respectively, the Company’s comprehensive loss was equal to the respective net loss for each of the periods presented.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value

Furniture and fixtures	$38,255	$(29,423)	$8,832	$38,255	$(27,020)	$11,235
Lab equipment	249,061	(177,993)	71,068	249,061	(140,634)	108,427
Computers and equipment	83,607	(56,323)	27,284	81,969	(53,056)	28,913
Income property	309,750	(15,002)	294,748	309,750	(13,017)	296,733
Vehicles	44,175	(43,717)	458	44,175	(40,433)	3,742
Slag conveyance equipment	300,916	(138,862)	162,054	300,916	(84,104)	216,812
Demo module building	6,630,063	(2,372,096)	4,257,967	6,630,063	(1,874,841)	4,755,222
Demo module equipment	-	-	-	35,996	(7,199)	28,797
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Leaching and filtration	1,300,618	(455,216)	845,402	1,300,618	(260,124)	1,040,494
Fero-silicate storage	4,326	(757)	3,569	4,326	(433)	3,893
Electrowinning building	1,492,853	(261,249)	1,231,604	1,492,853	(149,285)	1,343,568
Site improvements	1,491,100	(324,295)	1,166,805	1,392,559	(248,691)	1,143,868
Site equipment	353,503	(258,311)	95,192	341,529	(223,631)	117,898
Construction in progress	1,524,297	-	1,524,297	1,102,014	-	1,102,014
Capitalized interest	874,562	-	874,562	788,240	-	788,240

	$15,560,764	$(4,133,244)	$11,427,520	$14,976,002	$(3,122,468)	$11,853,534

Depreciation expense was $1,030,104 and $1,039,556 for the nine months ended September 30, 2012 and 2011, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of September 30, 2012. At September 30, 2012, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company applied Emerging Issues Task Force (“EITF”) 98-03 (which has been superseded by ASC 805-10-25-1) with regard to the acquisition of the Clarkdale Slag Project. The Company determined that the acquisition of the Clarkdale Slag Project did not constitute an acquisition of a business as that term is defined in ASC 805-10-55-4, and the Company recorded the acquisition as a purchase of assets.

The Company also formed a second wholly owned subsidiary, CMC, for the purpose of developing a processing plant at the Clarkdale Slag Project.

The $130.3 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the Commission, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 3 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The purchase price allocation to the real properties was based on fair market values determined using an independent real estate appraisal firm (Scott W. Lindsay, Arizona Certified General Real Estate Appraiser No. 30292). The remaining $120,766,877 of the purchase price was allocated to the Clarkdale Slag Project, which has been capitalized as a tangible asset in accordance with ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the asset will be amortized using the unit-of-production method over the life of the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project. Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. On July 25, 2011, the Company agreed to pay NMC an advance royalty payment of $15,000 per month effective January 1, 2011. The advance royalty payment is more fully discussed in Note 14.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of September 30, 2012, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At September 30, 2012, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011

Trade accounts payable	$255,303	$44,749
Accrued compensation and related taxes	30,160	16,747

	$285,463	$61,496

Accounts payable – related party are discussed in Note 17.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2012, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants due to equity financing transactions completed during the years ended December 31, 2011 and 2010 and the nine months ended September 30, 2012. As of September 30, 2012, Luxor Capital Partners, L.P. (“Luxor”) owned 6,252,883 warrants. In connection with the financing completed with Luxor on June 7, 2012 (see Note 8), Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The exercise price of the Luxor 2009 private placements warrants remains at the previously adjusted price of $1.74 per share.

The following table sets forth the changes in the fair value of derivative liability for the nine month periods ended September 30:

	2012	2011

Adjustment to warrants	$(734)	$(8,937)
Change in fair value	734	(2,120,355)

Total change in fair value	$-	$(2,129,292)

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the nine month periods ended September 30:

	2012	2011
Dividend yield	-	-
Expected volatility	31.48% - 67.43%	68.29% - 85.90%
Risk-free interest rate	0.08% - 0.15%	0.21% - 0.84%
Expected life (years)	0.00 - 0.63	2.00

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date. Mr. Harry Crockett, one of the Company’s former directors, was an affiliate of VRIC.  Mr. Crockett joined the Board of Directors subsequent to the acquisition. Mr. Crockett passed away in September 2010.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of future cash flows. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $86,322 and $100,399 for the nine months ended September 30, 2012 and 2011, respectively and have been capitalized and included in construction in progress.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending September 30,

2013	$360,000
2014	360,000
2015	360,000
2016	360,000
2017	150,000
Thereafter	-

Total minimum payments	1,590,000
Less: amount representing interest	(254,252)

Present value of minimum payments	1,335,748
VRIC payable, current portion	(262,631)

VRIC payable, net of current portion	$1,073,117

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2012, the Company’s stockholders’ equity activity consisted of the following:

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

b)	On May 24, 2012, the Company issued 250,000 shares of common stock from the exercise of stock warrants resulting in cash proceeds of $93,750. The stock warrants had an exercise price of $0.375 and an expiration date of June 15, 2015.

Subsequent event – On November 1, 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.19%
Expected volatility	94.94%

The expected life of the warrants, which is an output of the model, was one year.

During the nine months ended September 30, 2011, the Company’s stockholders’ equity activity consisted of the following:

Common stock Purchase Agreement - The Company entered into a Purchase Agreement with Seaside 88 LP (“Seaside”) on December 22, 2010 for the sale of 3,000,000 shares of common stock, followed by the sale of up to 1,000,000 shares of common stock on approximately the 15th day of the month for ten consecutive months. The final closing was completed on December 15, 2011. The Company issued a total of 11,000,000 shares under the Purchase Agreement.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY (continued)

a)	On September 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.619395 per share under the Purchase Agreement for gross proceeds of $619,395. Total fees related to this issuance were $2,500.

b)	On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

c)	On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under a Common Stock Purchase Agreement (the “Purchase Agreement”), which is further described below, for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

d)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

e)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

Private placement stock warrants – As a result of the private placement completed in the second quarter of 2012, the Company adjusted the warrants from the November 12, 2009 private placement offering. The following adjustments were made: (i) the exercise price was adjusted to $1.71 per share and (ii) the number of warrants was increased by 43,663 warrants. At September 30, 2012, Luxor owned 6,252,883 warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on its 2009 private placement warrants. The accounting treatment of these adjustments is discussed in Note 6.

The following table summarizes the Company’s private placement warrant activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2011	13,784,549	$1.80	0.87
Warrants issued	43,663	1.71	0.42
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, September 30, 2012	13,828,212	$1.79	0.12

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2012, the Company had 10,971,076 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2012, the Company had the following stock option plans available:

•	2009 Plan - Under the terms of the 2009 Plan, as amended, options to purchase up to 7,250,000 shares of common stock may be granted to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The 2009 Plan was approved by the Company’s stockholders on December 15, 2009. As of September 30, 2012, the Company had granted 1,110,000 options under the 2009 Plan with a weighted average exercise price of $1.22 per share. As of September 30, 2012, all of the options granted were outstanding.

•	2009 Directors Plan - Under the terms of the 2009 Directors Plan, as amended, options to purchase up to 2,750,000 shares of common stock may be granted to Directors. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The 2009 Directors Plan was approved by the Company’s stockholders on December 15, 2009. As of September 30, 2012, the Company had granted 1,043,866 options under the 2009 Directors Plan with a weighted average exercise price of $1.08 per share. As of September 30, 2012, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2012, the Company had granted 875,058 options under the 2007 Plan with a weighted average exercise price of $1.07 per share. As of September 30, 2012, 867,812 of the options granted were outstanding.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Non-Employee Directors Equity Compensation Policy  –  Non-employee directors have a choice between receiving $9,000 value of common stock per quarter, where the number of shares is determined by the closing price of the Company’s stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter. Effective April 1, 2011, the Board of Directors implemented a policy whereby the number of options granted for quarterly compensation to each director is limited to 18,000 options per quarter.

Stock warrants – Upon approval of the Board of Directors, the Company grants stock warrants to consultants for services performed.

Valuation of awards - At September 30, 2012, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

	2012	2011

Risk-free interest rate	0.37% -1.04%	0.88% - 2.24%
Dividend yield	-	-
Expected volatility	84.94% - 91.36%	76.54% - 114.95%
Expected life (years)	2.00 - 4.55	2.00 – 8.00

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the nine month period ended September 30, 2012, the Company granted stock-based awards as follows:

a)	On September 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.85 per share. The options were granted to the Company’s non-management directors for directors’ compensation. All of the options are fully vested and expire on September 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On September 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.85 per share. The options were granted to a consultant, are fully vested and expire on September 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On July 3, 2012, the Company granted stock options for the purchase of 200,000 shares of common stock at $0.89 per share to a director. The options vest 25% each on July 3, 2013, 2014, 2015 and 2016. The options expire five years after the date that they vest. The exercise price of the options exceeded the closing price of the Company’s common stock which was $0.87 on the grant date.

d)	On June 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,053 shares of common stock at $0.94 per share. 40,800 of the options were granted to three of the Company’s non-management directors and 13,253 options were granted to a former director for directors’ compensation. All of the options are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On June 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 4,747 shares of common stock at $0.94 per share. The options were granted to a consultant, are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

f)	On June 7, 2012, the Company modified the terms of a stock option grant made to a director by extending the expiration date from June 30, 2012 to November 4, 2015. All other option terms remained unchanged. The modification resulted in additional expense of $53,613.

g)	On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

During the nine month period ended September 30, 2011, the Company granted stock-based awards as follows:

a)	On September 30, 2011, the Company granted nonqualified stock options under the 2009 Directors Plan for the purchase of 50,943 shares of common stock at $1.06 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On September 21, 2011, the Company granted incentive stock options under the 2009 Incentive Plan for the purchase of 610,000 shares of common stock at $1.22 per share. The options were granted to officers and employees. 595,000 of the options are fully vested. 15,000 of the options vest upon the employees’ one year anniversaries. All of the options expire five years after the grant date. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On September 21, 2011, the Company granted incentive stock options under the 2009 Incentive Plan for the purchase of 200,000 and 300,000 shares of common stock at $1.22 per share to two of the Company’s officers. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date. At September 30, 2012, management determined that achievement of the performance conditions were probable.

d)	On September 21, 2011, the Company granted incentive stock options under the 2007 Plan for the purchase of 100,000 shares of common stock at $1.22 per share to the Company’s CEO. The options vest upon completion of defined events. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At September 30, 2012, management determined that achievement of the performance condition was probable. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On June 30, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

f)	On March 31, 2011, the Company granted nonqualified stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

g)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Expenses for the nine months ended September 30, 2012 and 2011 related to the vesting, modifying and granting of stock-based compensation awards were $489,079 and $546,707, respectively, and are included in general and administrative expense.

The following table summarizes the Company’s stock-based compensation activity for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2011	3,230,953	$0.62	$1.17	5.07
Options/warrants granted	358,925	0.50	0.97	6.18
Options/warrants expired	(68,200)	(1.64)	(4.04)	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, September 30, 2012	3,521,678	$0.60	$1.10	4.79	$145,731

Exercisable, September 30, 2012	2,471,678	$0.49	$1.07	3.41	$145,731

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended September 30, 2012 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2012:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2011	1,115,000	$0.90
Options/warrants granted	200,000	0.55
Options/warrants vested	(265,000)	(0.86)
Options/warrants cancelled	-	-

Unvested, September 30, 2012	1,050,000	$0.85

As of September 30, 2012, there was $352,533 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.96 years as of September 30, 2012.

Included in the total of unvested stock options at September 30, 2012, was 600,000 performance based stock options granted to officers of the Company in the third quarter of 2011. At September 30, 2012, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.70 years as of September 30, 2012.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the nine months ended September 30, 2012. At September 30, 2012 the total balance includes warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2011	26,015,502	$1.23	2.27
Options/warrants granted/issued	402,588	1.05	5.52
Options/warrants expired	(68,200)	(4.04)	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	(250,000)	(0.375)	-

Balance, September 30, 2012	26,099,890	$1.22	1.60

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Land lease - wastewater effluent - Pursuant to the acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ (“Clarkdale”). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Deferred income tax assets:

Net operating loss carryforward	$14,442,078	$12,648,152
Option compensation	742,507	599,128
Property, plant & equipment	720,793	565,186

Gross deferred income tax assets	15,905,378	13,812,466
Less: valuation allowance	(623,124)	(371,101)

Net deferred income tax assets	15,282,254	13,441,365

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(39,915,211)	$(41,756,100)

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company’s deferred tax liabilities are related to depletable assets. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The reversal of the deferred tax liabilities is sufficient to support the deferred tax assets. The valuation allowance relates to state net operating loss carryforwards which may expire unused due to their shorter life.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	INCOME TAXES (continued)

A reconciliation of the tax benefit for the nine months ended September 30, 2012 and 2011 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30, 2012	September 30, 2011

Income tax benefit at statutory rates	$2,137,682	$2,875,385

Reconciling items:
Other non-deductible items	(44,770)	(689,257)
Change in valuation allowance	(252,023)	409,050

Income tax benefit	$1,840,889	$2,595,178

The Company had cumulative net operating losses of approximately $38,005,471 and $33,279,314 as of September 30, 2012 and December 31, 2011, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

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

For the nine month periods ended September 30, 2012 and 2011, the state income tax benefit which is included in the total tax benefit was $301,123 and $450,634, respectively.

The Company had cumulative net operating losses of approximately $25,837,544 and $21,516,027 as of September 30, 2012 and December 31, 2011, respectively for Arizona state income tax purposes. The Company has placed a valuation allowance against Arizona state net operating loss carryforwards expected to expire in the next two years. The statutory expiration will occur between 2012 and 2017.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company is no longer subject to income tax examinations by US federal and state tax authorities for years prior to 2008. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company’s federal tax returns for the years ended December 31, 2009 and 2010 are currently under examination by the Internal Revenue Service.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of September 30, 2012, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $26,820 and $26,820 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Total advance royalty payments to NMC for the nine month period ended September 30, 2012 amounted to $135,000 and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. At September 30, 2012 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company maintains its cash accounts in three financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. Additionally, under the FDIC's expanded coverage, all non-interest bearing transactional accounts are insured in full until December 31, 2012.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2012, of the total cash held by banks, the Company had deposits in excess of FDIC insured limits in the amount of $4,823,876.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities. Mr. Ager is affiliated with NMC. Prior to January 1, 2011, the Company paid a negotiated monthly fee ranging from $15,000 to $30,000 plus reimbursement of expenses incurred. Effective January 1, 2011, the Company and NMC agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred and consulting services provided.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 14.

For the nine month period ended September 30, 2012, the Company incurred total reimbursement of expenses to NMC of $7,229, additional consulting services provided of $46,200 and advance royalty payments of $135,000. For the nine month period ended September 30, 2011, the Company incurred total reimbursement of expenses to NMC of $8,203 and advance royalty payments of $135,000. At September 30, 2012, the Company had an outstanding balance due to NMC of $26,412. At December 31, 2011, the Company did not have an outstanding balance due to NMC.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $95,952 and $111,431 for the nine month periods ended September 30, 2012 and 2011, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $32,624 and $37,886 of the above CMOW fees and expenses for the nine month periods ended September 30, 2012 and 2011, respectively. The Company had an outstanding balance due to CMOW of $16,613 and $12,725 as of September 30, 2012 and December 31, 2011, respectively.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	SUBSEQUENT EVENT

On November 1, 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.19%
Expected volatility	94.94%

The expected life of the warrants, which is an output of the model, was one year.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2012 and changes in our financial condition from our year ended December 31, 2011. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In 2010 we tested high pressure grinding rolls (“HPGR”) to grind the slag material at the facility in Germany of the leading manufacturer of HPGR’s. HPGR’s are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. The results from these tests showed that grinding our slag material on a continuous basis did not produce wear on the equipment beyond the expected levels.

When we tested the HPGR-ground slag in our autoclave process, results showed liberation of gold, which our technical team believes is due to the micro-fractures imparted to the slag during the HPGR grinding process.  The technical team also believes that the high pressures that exist in the autoclave (see autoclave discussion in 2. below) environment are able to drive the leach solution into the micro-fracture cracks created in the slag material by the HPGR crusher, thereby dissolving the gold without having to employ a more expensive process to grind the slag material to a much finer particle size.

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

We have engaged Arrakis to assemble a multinational project team to specifically determine the most efficient method of extracting gold from solution. Arrakis has performed in excess of 63 ion exchange tests in an attempt to determine the optimal method for extracting gold from solution, using a variety of resins and carbons. In addition, Arrakis has performed nano-filtration tests using membrane technology in conjunction with the ion exchange tests to enhance ion exchange results. Arrakis has also conducted electro-winning tests, to determine the best way to remove gold from solution. Results from these alternative methods of extracting gold from solution have resulted in removing up to 10% of the gold from solution using resins and up to 40% of the gold from solution using the electro-winning method. These results were obtained by assaying of dore beads produced by the various testing techniques noted. As larger volumes of POL leach solutions are generated via the pilot autoclave, and testing optimized, larger dore beads will be produced and analysis will become much simpler.

We have also engaged a firm to examine the viability of using membrane technology to remove small quantities of unwanted elements from the PLS prior to loading the gold on to resin or carbon. This process may further enhance gold recovery and increase gold loading rates onto the resin or carbon. As larger volumes of POL leach solution are generated and resin tests are fine-tuned, we expect our gold recovery values to improve. We will continue with our test work in order to better determine the method that best optimizes our gold recovery on a consistent basis. We are also in the process of having other qualified third party testing firms repeat and confirm the results obtained by the Arrakis team.

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 500 liter). We have received this autoclave and we are currently going through the startup and system adjustments necessary to operate it. We expect the autoclave to begin producing PLS during the fourth quarter of 2012. The greater quantity of PLS able to be generated with the large batch autoclave will allow the use of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold.

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

On February 11, 2010, we received final approval of our Plan of Operations from the Bureau of Land Management (“BLM”), which allows us to conduct an 18-hole drill program on our project area. However, in an effort to conserve our cash and resources, we have decided to postpone further exploration on our Searchlight Gold Project until we are better able to determine the feasibility of our Clarkdale Slag Project. Once we have decided to resume our exploration program, work on the project site will be limited to the scope within the Plan of Operations. To perform any additional drilling or mining on the project, we would be required to submit a new application to the BLM for approval prior to the commencement of any such additional activities.

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

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition. Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Once mineral reserves are established, development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method over the proven and probable reserves.

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

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods listed below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,605,817)	(2,065,026)	(22.2)%	(5,655,519)	(5,968,801)	(5.2)%
Other income (expense)	56,598	(2,610,212)	(102.2)%	30,042	(1,598,002)	(101.9)%
Income tax benefit	520,453	1,181,575	(56.0)%	1,840,889	2,595,178	(29.1)%
Net loss	$(1,028,766)	$(3,493,663)	(70.6)%	$(3,784,588)	$(4,971,625)	(23.9)%

Revenue

We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the nine month period ended September 30, 2012. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Increase/ (Decrease)	2012	2011	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$449,947	$767,497	(41.4)%	$2,056,634	$1,949,572	5.5%
Mineral exploration and evaluation expenses – related party	92,463	48,145	92.1%	188,429	143,203	31.6%
Administrative – Clarkdale site	47,851	54,050	(11.5)%	190,778	240,738	(20.8)%
General and administrative	643,012	808,928	(20.5)%	2,067,725	1,947,822	6.2%
General and administrative – related party	31,033	33,871	(8.4)%	95,952	111,431	(13.9)%
Loss on equipment disposal	-	9,726	(100.0)%	25,897	536,479	(95.2)%
Depreciation	341,511	342,809	(0.4)%	1,030,104	1,039,556	(0.9)%
Total operating expenses	$1,605,817	$2,065,026	(22.2)%	$5,655,519	$5,968,801	(5.2)%

Nine month period ended September 30, 2012 and 2011. Operating expenses decreased by 5.2% to $5,655,519 during the nine month period ended September 30, 2012 from $5,968,801 during the nine month period ended September 30, 2011. Operating expenses decreased primarily as a result of a $536,479 loss recognized on equipment disposal in 2011 partially offset by higher mineral exploration and evaluation expenses.

Mineral exploration and evaluation expenses increased to $2,056,634 during the nine month period ended September 30, 2012 from $1,949,572 during the nine month period ended September 30, 2011. Mineral exploration and evaluation expenses increased primarily as a result of performing substantial autoclave testing in the first quarter of 2012.

Mineral exploration and evaluation expenses – related party increased to $188,429 during the nine month period ended September 30, 2012 from $143,203 for the nine month period ended September 30, 2011. The increase is due to Nanominerals Corp. (“NMC”) providing additional consulting to the Company related to the acquisition and installation of the batch autoclave and other research activities for the nine month period ended September 30, 2012. NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary, Treasurer and director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual services provided and expenses incurred.

Administrative – Clarkdale site expenses decreased to $190,778 during the nine month period ended September 30, 2012 from $240,738 for the nine month period ended September 30, 2011. Administrative costs at the Clarkdale site decreased due to a significant change in our work program for the Clarkdale Slag Project from preproduction activities to autoclave testing conducted primarily by outside independent laboratories resulting in less on-site activity. In addition, a larger portion of the site manager’s time was allocated to exploration and evaluation expense.

General and administrative expenses increased to $2,067,725 during the nine month period ended September 30, 2012 from $1,947,822 during the nine month period ended September 30, 2011. General and administrative expenses increased primarily due to restoring director fees and officer salaries to their contractual amounts and to increased stock based compensation related to the following events in the nine month period ended September 30, 2012: (1) modification of 200,000 stock options, (2) immediate vesting of 100,000 stock options upon the resignation of one of our directors and (3) increased vesting expense related to 615,000 stock options granted in the third quarter of 2011. Additionally, our SEC filing fees increased due to compliance with XBRL reporting requirements.

General and administrative – related party amounted to $95,952 and $111,431 for the nine month periods ended September 30, 2012 and 2011, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $32,624 and $37,886 of the above fees for the nine month periods ended September 30, 2012 and 2011, respectively. The decrease in fees is attributed primarily to the reduction in activity at the Clarkdale site and to additional accounting services provided in 2011 related to the restatement of our financial statements for the years ended December 31, 2008 through 2010 and the unaudited interim consolidated financial statement for each of the quarterly periods ended March 31, 2011 through September 30, 2011.

Loss on equipment disposal decreased to $25,897 during the nine month period ended September 30, 2012 from $536,479 during the nine month period ended September 30, 2011. In 2011, the Company sold certain pieces of equipment on an “as is” basis with no implied warranty. In 2012, asset disposals were limited.

Depreciation expense decreased to $1,030,104 during the nine month period ended September 30, 2012 from $1,039,556 during the nine month period ended September 30, 2011.

Three month period ended September 30, 2012 and 2011. Operating expenses decreased by 22.2% to $1,605,817 during the three month period ended September 30, 2012 from $2,065,026 during the three month period ended September 30, 2011. Operating expenses decreased primarily as a result of decreased mineral exploration and evaluation expense and decreased general and administrative expenses.

Mineral exploration and evaluation expenses decreased by 41.4% to $449,947 during the three month period ended September 30, 2012 from $767,497 during the three month period ended September 30, 2011. Mineral exploration and evaluation expenses decreased due to capitalization of costs related to use of our metallurgical consultants for acquisition and installation of the batch autoclave during the quarter ended September 30, 2012. Additionally, during the quarter ended September 30, 2011, stock options were granted to certain site employees. There were no stock option grants to site employees during the quarter ended September 30, 2012.

Mineral exploration and evaluation expenses – related party amounted to $92,463 and $48,145 during the three month periods ended September 30, 2012 and 2011, respectively, to NMC. The increase is due to NMC providing consulting fees to the Company related to the acquisition and installation of the batch autoclave and other research activities.

Administrative – Clarkdale site expenses decreased by 11.5% to $47,851 during the three month period ended September 30, 2012 from $54,050 for the three month period ended September 30, 2011. Administrative costs at the Clarkdale site decreased due to reduced activity and staff at the Clarkdale project site as we continue to focus on autoclave testing conducted by outside independent laboratories. In addition, a larger portion of the site manager’s time was allocated to exploration and evaluation expense.

General and administrative expenses decreased by 20.5% to $643,012 during the three month period ended September 30, 2012 from $808,928 during the three month period ended September 30, 2011. General and administrative expenses decreased primarily due to the Company granting stock options to officers during the quarter ended September 30, 2011. There were no stock option grants to officers during the comparable quarter in 2012. Additionally, less stock option vesting expense was incurred due to resignation of a director in the second quarter of 2012 which resulted in all of his unvested options immediately vesting, reducing subsequent vesting expense. Finally, during the quarter ended September 30, 2011, the Company settled a dispute resolution and incurred additional legal fees. There was no such activity in 2012, and therefore, legal expense was reduced.

General and administrative expense – related party amounted to $31,033 and $33,871 during the three month periods ended September 30, 2012 and 2011, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer The direct benefit to Mr. Williams was $10,552 and $11,516 of the above Cupit, Milligan, Ogden & Williams fees for the three month periods ended September 30, 2012 and 2011, respectively.

No loss on equipment disposition was recognized during the three month period ended September 30, 2012 compared to $9,726 during the three month period ended September 30, 2011.

Depreciation expense decreased to $341,511 during the three month period ended September 30, 2012 from $342,809 during the three month period ended September 30, 2011.

Other Income (Expense)

Nine month period ended September 30, 2012 and 2011. Total other income (expense) increased to $30,042 during the nine month period ended September 30, 2012 from $(1,598,002) during the nine month period ended September 30, 2011. The increase was primarily due to the recognizing a $2,129,292 loss on the change in the fair value of our derivative warrant liability for the nine months ended September 30, 2011. For the same period in 2012, no gain or loss was recognized as the value of the derivative warrant liability was zero at both the beginning of the year and at September 30, 2012. Additionally, during the nine month period ended September 30, 2011, we recognized a gain on a dispute resolution of $502,586.

Three month period ended September 30, 2012 and 2011. Total other income (expense) increased to $56,598 during the three month period ended September 30, 2012 from $(2,610,212) during the three month period ended September 30, 2011. The increase was primarily due to recognizing a $3,122,678 loss on the change in the fair value of our derivative warrant liability during the three months ended September 30, 2011. For the same period in 2012, a gain of $46,882 was recognized, reducing the fair value of the derivative warrant liability to zero at September 30, 2012. Additionally, during the quarter ended September 30, 2011, we recognized a gain on a dispute resolution of $502,586.

Income Tax Benefit

Nine month period ended September 30, 2012 and 2011. Our income tax benefit decreased to $1,840,889 for the nine month period ended September 30, 2012 from $2,595,178 during the nine month period ended September 30, 2011. The decrease in income tax benefit primarily resulted from an increase in our valuation allowance on deferred tax assets arising from state net operating loss carryforwards and to less nondeductible expenses incurred during the nine month period ended September 30, 2012.

Three month period ended September 30, 2012 and 2011. Income tax benefit decreased to $520,453 for the three month period ended September 30, 2012 from $1,181,575 during the three month period ended September 30, 2011. The decrease in income tax benefit primarily resulted from decreased losses from operations due to factors discussed above, increasing our valuation allowance on deferred tax assets arising from state net operating loss carryforwards and to less nondeductible expenses incurred during the three month period ended September 30, 2012.

Net Loss

Nine month period ended September 30, 2012 and 2011. The aforementioned factors resulted in a net loss of $3,784,588, or $(0.03) per common share, for the nine month period ended September 30, 2012, as compared to a net loss of $4,971,625, or $(0.04) per common share, for the nine month period ended September 30, 2011.

Three month period ended September 30, 2012 and 2011. The aforementioned factors resulted in net loss of $1,028,766, or $(0.01) per common share, for the three month period ended September 30, 2012, as compared to a net loss of $3,493,663, or $(0.03) per common share, for the three month period ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, we had cumulative net operating loss carryforwards of approximately $38,005,471 and $33,279,314, respectively for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of approximately $25,837,544 and $21,516,027 as of September 30, 2012 and December 31, 2011, respectively for state income tax purposes. The state net operating loss carryforwards expire between 2012 and 2017.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and exercise of other convertible equity securities.

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

On May 24, 2012, we issued 250,000 shares of common stock from the exercise of stock warrants resulting in cash proceeds of $93,750. The stock warrants had an exercise price of $0.375.

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

Working Capital

The following is a summary of our working capital at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Percent Increase/(Decrease)
Current Assets	$5,814,123	$6,308,688	(7.8)%
Current Liabilities	(591,119)	(321,608)	83.8%
Working Capital	$5,223,004	$5,987,080	(12.8)%

As of September 30, 2012, we had an accumulated deficit of $31,400,331. As of September 30, 2012, we had working capital of $5,223,004, compared to working capital of $5,987,080 as of December 31, 2011. The decrease in our working capital was primarily attributable to a decrease in cash and to an increase in accounts payable. The decrease in our cash balance was due our operating loss, principal payments on the VRIC payable and purchases of equipment partially offset by gross proceeds received from a private placement completed in the second quarter of 2012. The increase in accounts payable is due to accrual of services and parts related to installation of the batch autoclave.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2012	2011	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,835,168)	$(3,995,217)	(4.0)%
Cash Flows (Used) Provided by Investing Activities	(543,665)	312,990	(273.7)%
Cash Flows Provided by Financing Activities	3,871,710	2,400,990	61.3%
Net Change in Cash During Period	$(507,123)	$(1,281,237)	(60.4)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $3,835,168 during the nine month period ended September 30, 2012 from $3,995,217 during the nine month period ended September 30, 2011, primarily as result of less non-cash items recognized in 2012.

Net Cash (Used) Provided by Investing Activities. Net cash used in investing activities was $543,665 during the nine month period ended September 30, 2012, as compared cash provided of $312,990 during the nine month period ended September 30, 2011. The change was primarily a result of an increase in purchases of property and equipment in 2012. Additionally, in 2011, we received $365,613 from the sale of equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3,871,710 for the nine month period ended September 30, 2012 compared to $2,400,990 for the nine month period ended September 30, 2011. The increase was due to more shares sold for cash in 2012.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. Over the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed exploration, testing and construction program and our continued operations will be approximately $7,300,000. As of November 13, 2012, we had cash reserves in the amount of approximately $4,700,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our exploration, testing and construction programs for the next twelve months and we will require additional financing in order to fund these activities. We do not currently have sufficient financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Obtaining additional financing is subject to a number of factors, including the market prices for the mineral property and base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. We cannot assure that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $5,654,760 at September 30, 2012 and $6,161,883 at December 31, 2011. Our cash is held primarily in an interest bearing money market account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended September 30, 2012 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

On November 1, 2012, our Board of Directors unilaterally determined to amend certain of our outstanding common stock purchase warrants to purchase up to an aggregate of 13,828,212 shares of common stock to extend their expiration dates through and including November 12, 2013. The terms and conditions of these warrants remain the same in all other respects. Prior to the amendments, these warrants were set to expire on November 12, 2012. These warrants were issued in connection with our February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements, and constitute 100% of the outstanding warrants issued by us in connection with our prior financing private placements.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 14, 2012	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)

