Form 10-K
period 2012-12-31
Searchlight Minerals Corp.
filed 2013-04-01
CIK 1084226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 (98,240,236 shares) was approximately $92,345,822 (computed based on the closing sale price of the common stock at $0.94 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 29, 2013 was 135,768,318 shares.

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

In 2011 we received a report from an independent engineering firm in Chile which showed that under certain metallurgical conditions, the autoclave method could result in approximately 0.5 ounces per ton (“opt”) of gold extracted in solution. In 2012, another independent engineering firm in Australia reported that these levels of gold could be extracted in solution during a 14 hour continuous run.

In 2012, in an effort to establish the commercial feasibility of the autoclave method, we acquired a large batch titanium autoclave (approximately 500 liter capacity). We have installed this autoclave and we are currently going through the startup and system adjustments necessary to operate it. To date, we have completed 5 pilot autoclave tests which have resulted in the processing of approximately 1,000 lbs of slag. The greater quantity of pregnant leach solution (“PLS”) generated with the large batch autoclave allows the testing of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold. Most recent test results suggest that electrowinning may be the most commercially viable method of recovering gold from solution.

We believe that if we are able to achieve metallic gold extraction using larger quantities of PLS at effective loading rates, we will have demonstrated the viability of the total extraction and recovery process as well as verified the extractable gold grade from the slag via metallic gold beads (the equivalent of a fire assay) thereby eliminating the need for different and sometimes conflicting analytical techniques. We believe that we will therefore be in a position to begin the bankable feasibility study on our production process which will serve to demonstrate the economic viability of the project.

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

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future. Our net loss for the years ended December 31, 2012 and 2011 was $5,401,229 and $3,415,345, respectively. As of December 31, 2012, we had an accumulated deficit of $33,016,972. We cannot assure you that we will have profitable operations in the future.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada. Our principal executive offices are located at 2441 W. Horizon Ridge Pkwy., Suite 120, Henderson, Nevada, 89052. Our telephone number is (702) 939-5247. Our Internet address is www.searchlightminerals.com. Through a link on the “Recent Filings” section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Information contained on our website or that is accessible through our website should not be considered to be part of this report.

Acquisition of Searchlight Gold Project Claims

On February 8, 2005, and as amended June 22, 2005, we entered into option agreements with the owners of the Searchlight Claims. Each claim relates to a separate 160 acre parcel on the 3,200-acre site. Prior to entering into the option agreements with us, the Searchlight Claim owners had optioned their respective interests in the claims to Searchlight Minerals, Inc. (“SMI”), a company controlled by K. Ian Matheson, one of our former officers, directors and principal stockholders. Between July 2005 and June 2008, we issued 5,600,000 shares of our common stock to the Searchlight Claim owners in full consideration for the purchase of all of the Searchlight Claims, which was completed in June 2008.

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

During the third quarter of 2011, we received the results of testing from an independent engineering firm in Chile whereby a number of batch autoclave tests, under various metallurgical conditions using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. The optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. Moreover, the test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach. Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appeared to consistently place higher grades of gold into solution, this process was likely to be superior to the POX method in achieving better results.

The Chilean engineering firm noted that the refractory Clarkdale slag was difficult to consistently analyze and suggested that further work be done to validate analytical methods and determine the most accurate method. Our consultant, Arrakis, previously had noted this analytical problem and decided to use an analytical method developed in the 1980’s, Atomic Absorption Spectroscopy/Inductively Coupled Plasma Optical Emission Spectroscopy (“AAS/ICP-OES”), to manually correct gold in solution values by determining the amount of interferences caused by other metals present in the leach solutions and manually adjusting the gold in solution values.

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

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm whereby they conducted autoclave tests under various conditions, using the POL method in a four-compartment, 25-liter autoclave. The completion of a continuous 14 hour test with 100% mechanical availability (i.e. no “down time”) demonstrates the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

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

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to previous bench-scale tests performed by Arrakis and the Chilean engineering firm.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 500 liter capacity). We have installed this autoclave and we are currently going through the startup and system adjustments necessary to operate it. To date we have conducted 5 pilot autoclave tests which have resulted in the processing of approximately 1,000 lbs of slag. The greater quantity of PLS able to be generated with the large batch autoclave allows the use of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold. Most recent test results suggest that electrowinning may be the most commercially viable method of recovering gold from solution.

In December 2012, we hired Richard Kunter as Senior Corporate Metallurgist and Doug Aho as Autoclave Process Engineer. Together, these highly experienced engineers are managing and executing our autoclave testing program. During the past two years, Mr. Kunter and Mr. Aho were intimately involved in our autoclave test work as consulting engineers.

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

The key to the potential success of the flow sheet involved the mechanical liberation of the metals by proper grinding. This process proved to be a significant challenge for the larger grinding equipment installed on site. After an entire year of innovative attempts and modifications, the grinding circuit did not liberate the precious metals sufficiently to allow the simple and benign halide leach circuit to operate effectively. We concluded that investigation of alternative grinding and leaching methods was necessary in order to solve the problem. We conducted preliminary studies of these alternative approaches to the process flow sheet, which have shown promising results and are the current focus of our efforts.

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

During 2010, our technical team tested four potential flow sheets in an effort to identify new grinding, leaching extraction and equipment alternatives that would be suitable and commercially viable for the extraction of precious and base metals from the slag material. Based on this testing program, we determined that autoclaving is the most appropriate method to pursue.

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

Competition

We are an exploration stage company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact our ability to finance further exploration on our mineral properties.

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

Employees

As of December 31, 2012, we had 19 full-time and one part-time employee. We also had two significant consultants who provide services to our Clarkdale Slag Project operations. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit. We recorded a net loss of $5,401,229 and $3,415,345 for the years ended December 31, 2012 and 2011, respectively, and have incurred cumulative net losses from operations of $33,016,972 and $27,615,743 as of December 31, 2012 and 2011, respectively. In addition, we had cash reserves of approximately $3,931,591 and $6,161,883 at December 31, 2012 and 2011, respectively. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 28, 2013, we had cash reserves of approximately $2,500,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As of December 31, 2012, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount of classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and generally are not exercisable. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of our outstanding common stock. However, the applicable threshold percentage will not exceed 20% or more of our outstanding common stock in the case of any person or group who owned 15% or more of our outstanding common stock as of August 24, 2009, except in the case of one of our principal stockholders, Luxor Capital Partners, L.P. (“Luxor”), for whom we agreed to waive the 15% threshold to allow Luxor to acquire up to 17.5% beneficial ownership, in connection with a private placement of our securities in June 2012. These persons may be deemed to include certain of our officers, directors and principal stockholders. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights are designed to provide additional protection against abusive or unfair takeover tactics, such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term stockholder value), partial tender offers and selective open-market purchases. The rights are intended to assure that our board of directors has the ability to protect stockholders and us if efforts are made to gain control of us in a manner that is not in the best interests of us and our stockholders. The rights could have the effect of delaying, deferring or preventing a change of control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the common stock.

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

We currently rent the office space for our corporate headquarters at the current rate of $2,980, on a month-to-month basis, from Ashley Hall & Associates. The office space, located at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2012 is included in Exhibit 95 to this Annual Report on Form 10-K.

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2012
Fourth Quarter	$0.87	$0.59
Third Quarter	1.05	0.75
Second Quarter	1.99	0.75
First Quarter	1.92	0.61
Year Ended December 31, 2011
Fourth Quarter	$1.11	$0.59
Third Quarter	1.23	0.36
Second Quarter	0.57	0.40
First Quarter	0.87	0.49

On March 28, 2013, the closing sales price on the OTCBB for the common stock was $0.48 as reported on the website of the NASDAQ Stock Market. As of March 28, 2013, there were 135,768,318 outstanding shares of common stock and approximately 112 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2007 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested. The graph also assumes that U.S. $100 was invested on December 31, 2007 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Searchlight Minerals Corp.	$100.00	87.50	57.14	23.21	23.21	21.43

AMEX Composite Index	$100.00	59.58	80.68	101.32	107.68	114.79

Philadelphia Gold and Silver (XAU) Index	$100.00	72.27	98.74	134.22	108.51	101.22

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2012, with respect to options and warrants outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,106,178	$1.01	10,786,576
Equity compensation plans not approved by security holders	500,000	$0.95	-
TOTAL	3,606,178	$1.00	10,786,576

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2012:

On December 31, 2012, we issued an aggregate of options to purchase up to 54,000 shares of common stock to our non-management directors. These options were issued pursuant to the director compensation policy for our non-management directors based on an exercise price of $0.60 per share with respect to the 54,000 stock options, which was the closing price of our common stock on December 31, 2012, the last trading day of the fourth quarter of 2012. These securities were issued pursuant to Section 4(2) of the Securities Act.

On December 31, 2012, we issued an aggregate of options to purchase up to 18,000 shares of common stock to a consultant. These options were based on an exercise price of $0.60 per share with respect to the 18,000 stock options, which was the closing price of our common stock on December 31, 2012, the last trading day of the fourth quarter of 2012. These securities were issued pursuant to Section 4(2) of the Securities Act.

On December 19, 2012, we issued an aggregate of options to purchase up to 112,500 shares of common stock to two employees. These options were based on an exercise price of $0.60 per share with respect to the 112,500 stock options, which was the closing price of our common stock on December 19, 2012. These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.          Selected Financial Data

The following consolidated statement of operations data for fiscal years 2011 and 2012 and consolidated balance sheet data for fiscal years 2011 and 2012 have been derived from our consolidated financial statements and related notes which have been audited by Brown Armstrong Accountancy Corporation for the year ended December 31, 2011 and by BDO USA, LLP for the year ended December 31, 2012, and are included elsewhere in this document. The statements of operations data for fiscal years 2008, 2009 and 2010, and the balance sheet data for fiscal years 2008, 2009 and 2010 have been derived from our financial statements and related notes not included in this report. The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,

	2012		2011		2010		2009		2008

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		7,272,434		7,905,365		8,302,650		10,171,472		6,968,627
Income tax benefit		2,107,419		2,956,536		3,151,234		2,591,491		1,777,458
Loss from continuing operations		(5,401,229)		(3,415,345)		(1,860,803)		(7,547,586)		(4,955,056)
Gain from discontinued operations		-		-		120,688		270,457		-
Net loss		(5,401,229)		(3,415,345)		(1,740,115)		(7,277,129)		(4,955,056)
Loss per share - basic and diluted
Loss from continuing operations		(0.04)		(0.03)		(0.02)		(0.07)		(0.05)
Gain from discontinued operations		-		-		-		-		-

Balance Sheet Data	Year Ended December 31,

	2012	2011	2010	2009	2008

Cash	$3,931,591	$6,161,883	$6,996,027	$13,099,562	$7,055,591
Working capital	3,188,927	5,987,080	6,522,057	12,347,353	5,885,930
Total assets	162,619,757	165,107,440	167,916,596	174,158,105	167,479,633
Total liabilities	41,525,105	43,349,747	47,774,461	54,754,777	53,875,501
Total stockholders’ equity	121,094,652	121,757,693	120,142,135	119,403,328	113,604,132
Long-term debt, including current portion	1,272,040	1,519,426	1,763,028	1,999,066	2,217,847

Selected Quarterly Financial Data	Three Months Ended (Unaudited)
	12/31/12		9/30/12		6/30/12		3/31/12		12/31/11		9/30/11

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,617,768		1,605,817		1,810,001		2,238,848		1,936,663		2,065,026
Loss from operations		(1,617,768)		(1,605,817)		(1,810,001)		(2,238,848)		(1,936,663)		(2,065,026)
Net income (loss)		(1,617,494)		(1,028,766)		1,792,224		(4,547,193)		1,556,296		(3,493,663)
Basic and diluted income (loss) per share		(0.01)		(0.01)		0.01		(0.03)		0.01		(0.03)

Selected Quarterly Financial Data	Three Months Ended (Unaudited)
	6/30/11		3/31/11

Revenues	$	Nil	$	Nil
Expenses		1,637,285		2,266,391
Loss from operations		(1,637,285)		(2,266,391)
Net income (loss)		(1,034,798)		(443,180)
Basic and diluted income (loss) per share		(0.01)		(0.00)

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2012. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

During the third quarter of 2011, we received the results of testing from and independent engineering firm in Chile whereby a number of batch autoclave tests, under various metallurgical conditions using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies. The optimized POX and POL tests both resulted in approximately 0.5 opt (ounces per ton) of gold extracted into solution. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. Moreover, the test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach. Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appeared to consistently place higher grades of gold into solution, this process was likely to be superior to the POX method in achieving better results.

The Chilean engineering firm noted that the refractory Clarkdale slag was difficult to consistently analyze and suggested that further work be done to validate analytical methods and determine the most accurate method. Our consultant, Arrakis, previously had noted this analytical problem and decided to use an analytical method developed in the 1980’s, Atomic Absorption Spectroscopy/Inductively Coupled Plasma Optical Emission Spectroscopy (“AAS/ICP-OES”), to manually correct gold in solution values by determining the amount of interferences caused by other metals present in the leach solutions and manually adjusting the gold in solution values.

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

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm whereby they conducted autoclave tests under various conditions, using the POL method in a four-compartment, 25-liter autoclave. The completion of a continuous 14 hour test with 100% mechanical availability (i.e. no “down time”) demonstrates the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

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

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to previous bench-scale tests performed by Arrakis and the Chilean engineering firm.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 500 liter capacity). We have installed this autoclave and we are currently going through the startup and system adjustments necessary to operate it. To date we have conducted 5 pilot autoclave tests which have resulted in the processing of approximately 1,000 lbs of slag. The greater quantity of PLS able to be generated with the large batch autoclave allows the use of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold. Most recent test results suggest that electrowinning may be the most commercially viable method of recovering gold from solution.

In December 2012, we hired Richard Kunter as Senior Corporate Metallurgist and Doug Aho as Autoclave Process Engineer. Together, these highly experienced engineers are managing and executing our autoclave testing program. During the past two years, Mr. Kunter and Mr. Aho were intimately involved in our autoclave test work as consulting engineers.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 28, 2013, we had cash reserves in the amount of approximately $2,500,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we will require additional financing in order to fund these activities. As of December 31, 2012, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

For these reasons, the report of our auditor filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

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

Stock-based compensation - Stock-based compensation awards are recognized in the consolidated financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. We believe that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

We account for stock options issued to non-employees based on the estimated fair value of the awards using the Binomial Lattice option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our consolidated statements of operations during the period the related services are rendered.

Derivative warrant liability – We have certain warrants with anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price. We determined that these warrants were not afforded equity classification because they embody risks not clearly and closely related to the host contract. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

We calculate the fair value of the derivative liability using the Binomial Lattice model, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. We generally do not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks. The Company is not exposed to significant interest or credit risk arising from these financial instruments.

Income taxes – We follow the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. We record a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

Results of Operations

Years Ended December 31, 2012 and 2011

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31
	2012	2011
Revenue	$-	$-
Operating expenses	(7,272,434)	(7,905,365)
Rental revenue	27,540	24,195
Interest and dividend income	10,952	14,605
Interest expense	-	(1,288)
Change in derivative warrant liability	(274,706)	993,386
Gain on dispute resolution	-	502,586
Income tax benefit	2,107,419	2,956,536
Net loss	$(5,401,229)	$(3,415,345)

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the year ended December 31, 2012. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	2012	2011

Mineral exploration and evaluation expenses	$2,545,728	$2,703,131
Mineral exploration and evaluation expenses – related party	241,495	188,203
Administrative – Clarkdale site	280,144	335,361
General and administrative	2,679,426	2,605,548
General and administrative – related party	128,196	153,939
Loss on equipment disposition	25,897	536,479
Depreciation	1,371,548	1,382,704
Total operating expenses	$7,272,434	$7,905,365

Operating expenses decreased by 8.0% to $7,272,434 during the year ended December 31, 2012 from $7,905,365 during the year ended December 31, 2011. Operating expense decreased in 2012 primarily as a result of decreased losses recognized on the disposition of equipment.

Mineral exploration and evaluation expenses decreased by 5.8% to $2,545,728 during the year ended December 31, 2012 from $2,703,131 during the year ended December 31, 2011. Mineral exploration and evaluation expenses decreased in 2012 primarily as a result of capitalization of costs related to use of our metallurgical consultants for acquisition and installation of the batch autoclave during 2012.

Mineral exploration and evaluation expenses – related party increased by 28.3% to $241,495 during the year ended December 31, 2012 from $188,203 during the year ended December 31, 2011 for advance royalty payments and consulting fees due to NMC. The increase is due to NMC providing consulting fees to the Company related to the acquisition and installation of the batch autoclave and other research activities in 2012.

Administrative – Clarkdale site expenses decreased by 16.5% to $280,144 during the year ended December 31, 2012 from $335,361 for the year ended December 31, 2011. Administrative costs at the Clarkdale site decreased due to reduced activity and staff at the Clarkdale project site as we continue to focus on autoclave testing conducted by outside independent laboratories. In addition, a larger portion of the site manager’s time was allocated to exploration and evaluation expense.

General and administrative expenses increased 2.8% and amounted to $2,679,426 during the year ended December 31, 2012 from $2,605,548 during the year ended December 31, 2011. General and administrative expenses increased primarily due to restoring director fees and officer salaries to their contractual amounts. Additionally, our SEC filing fees increased due to compliance with XBRL reporting requirements.

General and administrative – related party amounted to $128,196 and $153,939 for the years ended December 31, 2012 and 2011, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $49,996 and $52,339 of the above fees for the years ended December 31, 2012 and 2011, respectively. The decrease in fees is attributed to the reduction in activity at the Clarkdale site and to additional accounting services provided in 2011 related to the restatement of our financial statements for the years ended December 31, 2008 through 2010 and the unaudited interim consolidated financial statement for each of the quarterly periods ended March 31, 2011 through September 30, 2011.

Loss on equipment disposal decreased by 95.2% to $25,897 during the year ended December 31, 2012 from $536,479 during the year ended December 31, 2011. In 2011, we sold certain pieces of equipment on an “as is” basis with no implied warranty. In 2012, asset disposals were limited.

Depreciation expense decreased to $1,371,548 during the year ended December 31, 2012 from $1,382,704 during the year ended December 31, 2011.

Other Income and Expenses. Total other income decreased to net expense of $236,214 during the year ended December 31, 2012 from net income of $1,533,484 during the year ended December 31, 2011. The decrease in 2012 was primarily due to the change in fair value of our derivative warrant liability. Additionally, in 2011, we recognized a $502,586 gain on a dispute resolution.

We received incidental rental revenue of $27,540 and $24,195 during the years ended December 31, 2012 and 2011, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants. Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit. Income tax benefit decreased by 28.7% to $2,107,419 during the year ended December 31, 2012 from $2,956,536 during the year ended December 31, 2011. For the year ended December 31, 2012, our tax benefit resulted from net losses at statutory rates reduced primarily by non-deductible expenses and losses and the change in the valuation allowance on state net operating loss carryforwards. For the year ended December 31, 2011, our tax benefit resulted from net losses at statutory rates increased primarily by non-taxable gains including the gain from a dispute resolution and the gain on the change in fair value of our derivative warrant liability.

Net Loss. The aforementioned factors resulted in a net loss of $5,401,229 or $0.04 per common share, for the year ended December 31, 2012, as compared to a net loss of $3,415,345, or $0.03 per common share, for the year ended December 31, 2011.

As of December 31, 2012 and 2011, we had cumulative net operating loss carryforwards of $39,367,564 and $33,279,315, respectively, for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2032.

We had cumulative state net operating losses of $24,294,040 and $21,526,027 as of December 31, 2012 and 2011, respectively, for state income tax purposes. The state net operating loss carryforwards began expiring in 2012 and unless used will continue to expire through 2032.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2012 and 2011, we conducted the following financings of our securities:

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

Working Capital

The following is a summary of our working capital at December 31, 2012 and 2011:

	At December 31,
	2012	2011
Current assets	$4,061,230	$6,308,688

Current liabilities	(872,303)	(321,608)

Working capital	$3,188,927	$5,987,080

As of December 31, 2012, we had an accumulated deficit of $33,016,972. As of December 31, 2012, we had working capital of $3,188,927, compared to working capital of $5,987,080 as of December 31, 2011. The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $4,143,750 from stock issuances completed in 2012. Cash was $3,931,591 as of December 31, 2012, as compared to $6,161,883 as of December 31, 2011.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,

	2012	2011
Cash used in operating activities	$(4,963,876)	$(5,565,323)
Cash (used in) provided by investing activities	(1,048,126)	259,164
Cash provided by financing activities	3,781,710	4,472,015
Net decrease in cash during period	$(2,230,292)	$(834,144)

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $4,963,876 during the year ended December 31, 2012 from $5,565,323 during the year ended December 31, 2011. The decrease in cash used in operating activities was primarily due to the utilization of our metallurgical consultants for work directly related to the acquisition and installation of the batch autoclave the costs of which were capitalized and placed in service in December 2012. The capitalization of the directly related consulting fees resulted in less cash used in operating activities and increased cash used by investing activities.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $1,048,126 during the year ended December 31, 2012, as compared to net cash provided of $259,164 during the year ended December 31, 2011. The change was primarily the result of funds expended related to acquisition and installation of the batch autoclave during the year ended 2012. Equipment acquisitions in 2011 were limited. Additionally in 2011, we received proceeds from equipment dispositions of $365,613 compared to $500 in 2012.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3,781,710 for the year ended December 31, 2012 compared to $4,472,015 for the year ended December 31, 2011. The decrease in cash provided by financing activities was the result of less cash received from stock issuances in 2012.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During 2013, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 28, 2013, we had cash reserves in the amount of approximately $2,500,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As of December 31, 2012, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2013, we may need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

For these reasons, the report of our auditor filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2012:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

VRIC payable	$360,000	$720,000	$420,000	$-	$1,500,000

Total	$360,000	$720,000	$420,000	$-	$1,500,000

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. We do not expect the adoption of this guidance to have a material effect on our financial condition, results of operation, or cash flows.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $3,931,591 at December 31, 2012 and $6,161,883 at December 31, 2011. Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Item 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Searchlight Minerals Corp.

Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Searchlight Minerals Corp. (an exploration stage enterprise) as of December 31, 2012 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Searchlight Minerals Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

March 29, 2013

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

KYLE L. TINGLE, CPA, LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Searchlight Minerals, Corp.

Henderson, Nevada

We have audited the accompanying balance sheet of Searchlight Minerals, Corp. (an Exploration Stage Enterprise) as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows, for the year then ended and the period January 14, 2000 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Kyle L. Tingle, CPA, LLC

April 10, 2006, except for Note 2 which is October 23, 2006

and Notes 1,3,4 and 13 which is July 7, 2008.

Las Vegas, Nevada

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$3,931,591	$6,161,883
Prepaid expenses	129,639	146,805

Total current assets	4,061,230	6,308,688

Property and equipment, net	10,715,976	11,065,294
Mineral properties	16,947,419	16,947,419
Slag project	121,667,730	121,555,117
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	11,252	14,772

Total non-current assets	158,558,527	158,798,752

Total assets	$162,619,757	$165,107,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$314,678	$61,496
Accounts payable - related party	15,000	12,725
Derivative warrant liability	274,706	-
VRIC payable, current portion - related party	267,919	247,387

Total current liabilities	872,303	321,608

Long-term liabilities
VRIC payable, net of current portion - related party	1,004,121	1,272,039
Deferred tax liability	39,648,681	41,756,100

Total long-term liabilities	40,652,802	43,028,139

Total liabilities	41,525,105	43,349,747

Commitments and contingencies - Note 14

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 131,018,318 shares, respectively, issued and outstanding	135,768	131,018
Additional paid-in capital	153,975,856	149,242,418
Accumulated deficit during exploration stage	(33,016,972)	(27,615,743)

Total stockholders' equity	121,094,652	121,757,693

Total liabilities and stockholders' equity	$162,619,757	$165,107,440

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,545,728	2,703,131	15,677,793
Mineral exploration and evaluation expenses - related party	241,495	188,203	2,459,813
Administrative - Clarkdale site	280,144	335,361	3,776,499
General and administrative	2,679,426	2,605,548	22,054,080
General and administrative - related party	128,196	153,939	688,969
Loss on equipment disposition	25,897	536,479	611,517
Depreciation	1,371,548	1,382,704	4,509,610

Total operating expenses	7,272,434	7,905,365	49,778,281

Loss from operations	(7,272,434)	(7,905,365)	(49,778,281)

Other income (expense)
Rental revenue	27,540	24,195	176,205
Gain on dispute resolution	-	502,586	502,586
(Loss) gain on the change in fair value of derivative warrant liability	(274,706)	993,386	4,007,283
Interest expense	-	(1,288)	(14,143)
Interest and dividend income	10,952	14,605	654,786

Total other income (expense)	(236,214)	1,533,484	5,326,717

Loss from continuing operations before income taxes	(7,508,648)	(6,371,881)	(44,451,564)

Deferred income tax benefit	2,107,419	2,956,536	15,186,615

Loss from continuing operations	(5,401,229)	(3,415,345)	(29,264,949)

Discontinued operations
Loss from discontinued operations	-	-	(3,752,023)

Net loss	$(5,401,229)	$(3,415,345)	$(33,016,972)

Comprehensive loss	$(5,401,229)	$(3,415,345)	$(33,016,972)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.04)	$(0.03)
Loss from discontinued operations	-	-

Net loss	$(0.04)	$(0.03)

Weighted average common shares outstanding -
Basic	133,714,356	127,026,537

Diluted	133,714,356	127,026,537

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Balance, January 14, 2000	-	$-	$-	$-	$-	$-

Issuance of common stock (recapitalized)	50,000,000	50,000	(25,000)	-	(24,999)	1

Net loss, December 31, 2000	-	-	-	-	(231,969)	(231,969)

Balance, December 31, 2000	50,000,000	50,000	(25,000)	-	(256,968)	(231,968)

Issuance of common stock in reverse merger	10,300,000	10,300	(5,150)	-	(5,150)	-

Net loss, December 31, 2001	-	-	-	-	(767,798)	(767,798)

Balance, December 31, 2001	60,300,000	60,300	(30,150)	-	(1,029,916)	(999,766)

Capital contribution	-	-	1,037,126	-	-	1,037,126

Beneficial conversion feature associated with debt	-	-	300,000	-	-	300,000

Net loss, December 31, 2002	-	-	-	-	(1,249,644)	(1,249,644)

Balance, December 31, 2002	60,300,000	60,300	1,306,976	-	(2,279,560)	(912,284)

Debt exchanged for common stock	48,000,000	48,000	1,152,000	-	-	1,200,000

Deferred compensation	-	-	10,387	-	-	10,387

Net loss, December 31, 2003	-	-	-	-	(1,283,872)	(1,283,872)

Balance, December 31, 2003	108,300,000	108,300	2,469,363	-	(3,563,432)	(985,769)

Deferred compensation	-	-	2,196	-	-	2,196

Net loss, December 31, 2004	-	-	-	-	(700,444)	(700,444)

Balance, December 31, 2004	108,300,000	108,300	2,471,559	-	(4,263,876)	(1,684,017)

Return and cancellation of 70,000,000 shares of common stock	(70,000,000)	(70,000)	70,000	-	-	-

Issuance of 12,000,000 warrants in consideration of joint venture option, $0.375 per share	-	-	1,310,204	-	-	1,310,204

Issuance of common stock in satisfaction of debt, $0.625 per share	200,000	200	124,800	-	-	125,000

Issuance of common stock for 20 mineral claims, $0.35 per share	1,400,000	1,400	488,600	-	-	490,000

Issuance of common stock for cash, $0.25 per share, net of $371,693 issuance costs	12,250,000	12,250	2,678,557	-	-	2,690,807

Issuance of stock options for 500,000 shares of common stock in satisfaction of debt	-	-	300,000	-	-	300,000

Share-based compensation	-	-	399,782	-	-	399,782

Common stock subscribed, $0.45 per share	-	-	-	270,000	-	270,000

Net loss, December 31, 2005	-	-	-	-	(1,201,424)	(1,201,424)

Balance, December 31, 2005	52,150,000	52,150	7,843,502	270,000	(5,465,300)	2,700,352

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash, $0.45 per share, net of $87,750 issuance costs	3,900,000	3,900	1,663,350	(270,000)	-	1,397,250

Issuance of common stock from deemed exercise of penalty warrants under Registration Rights Agreement, $0.001 share	1,225,000	1,225	(1,225)	-	-	-

Issuance of common stock to officer for recruitment, $2.06 per share	50,000	50	102,950	-	-	103,000

Issuance of common stock for cash from exercise of warrants $0.625 per share	6,737,500	6,738	4,204,200	-	-	4,210,938

Issuance of common stock for cash from exercise of warrants $0.375 per share	1,768,500	1,768	661,420	-	-	663,188

Issuance of common stock for mineral claims, $2.20 per share	1,400,000	1,400	3,078,600	-	-	3,080,000

Share-based compensation	-	-	186,094	-	-	186,094

Net loss December 31, 2006	-	-	-	-	(2,540,978)	(2,540,978)

Balance, December 31, 2006	67,231,000	67,231	17,738,891	-	(8,006,278)	9,799,844

Issuance of common stock in connection with the acquisition, $3.975 per share	16,825,000	16,825	66,862,550	-	-	66,879,375

Issuance of common stock for cash $3.00 per share, net of $1,192,344 issuance costs	7,321,827	7,322	20,765,819	-	-	20,773,141

Issuance of common stock for mineral claims, $3.22 per share	1,400,000	1,400	4,506,600	-	-	4,508,000

Issuance of common stock related to exercise of warrants, $0.65 per share	400,000	400	259,600	65,000	-	325,000

Issuance of common stock for cash, $0.25 per share exercise of nonemployee stock options	400,000	400	99,600	25,000	-	125,000

Issuance of common stock for directors' compensation, $2.85 per share	6,314	6	17,994	-	-	18,000

Issuance of common stock for cash $1.60 per share, net of issuance costs of $250,000	3,281,250	3,281	4,996,719	-	-	5,000,000

Issuance of common stock for directors' compensation, $2.80 per share	-	-	-	18,000	-	18,000

Capitalization of Phage related party liability to equity	-	-	742,848	-	-	742,848

Share-based compensation	-	-	233,286	-	-	233,286

Net loss December 31, 2007	-	-	-	-	(2,221,818)	(2,221,818)

Balance, December 31, 2007	96,865,391	96,865	116,223,907	108,000	(10,228,096)	106,200,676

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for directors' compensation, $2.80 per share	6,428	6	17,994	(18,000)	-	-

Issuance of common stock for cash, $0.65 per share from exercise of warrants	3,890,000	3,890	2,524,610	(65,000)	-	2,463,500

Issuance of common stock for cash, $1.60 per share, net of issuance fees of $128,000	3,361,250	3,362	5,246,638	-	-	5,250,000

Issuance of common stock for directors' compensation, $3.37 per share	5,340	5	17,995	-	-	18,000

Issuance of common stock for cash, $0.25 per share exercise of nonemployee stock options	300,000	300	74,700	(25,000)	-	50,000

Issuance of common stock for mining claims, $1.88 per share	1,400,000	1,400	2,630,600	-	-	2,632,000

Issuance of common stock for directors' compensation, $2.08 per share	8,652	9	17,991	-	-	18,000

Issuance of common stock for directors' compensation, $1.75 per share	10,284	10	17,990	-	-	18,000

Modification of investor warrants	-	-	1,826,670	-	-	1,826,670

Issuance of common stock for directors' compensation, $2.45 per share	7,346	7	17,993	-	-	18,000

Share-based compensation	-	-	64,342	-	-	64,342

Net loss December 31, 2008	-	-	-	-	(4,955,056)	(4,955,056)

Balance, December 31, 2008	105,854,691	105,854	128,681,430	-	(15,183,152)	113,604,132

Issuance of common stock for cash, $0.25 per share from exercise of nonemployee stock options	800,000	800	199,200	-	-	200,000

Issuance of common stock for directors' compensation, $2.74 per share	6,568	7	17,993	-	-	18,000

Issuance of common stock for directors' compensation, $2.44 per share	7,378	7	17,993	-	-	18,000

Issuance of common stock for directors' compensation, $1.82 per share	9,890	10	17,990	-	-	18,000

Modification of investor warrants	-	-	3,170,285	-	-	3,170,285

Issuance of common stock for cash $1.25 per share, net of $1,347,073 issuance costs	12,078,596	12,079	13,739,093	-	-	13,751,172

Derivative warrant liability	-	-	(4,281,989)	-	-	(4,281,989)

Issuance of common stock for directors' compensation, $1.60 per share	11,250	11	17,989	-	-	18,000

Share-based compensation	-	-	164,857	-	-	164,857

Net loss December 31, 2009	-	-	-	-	(7,277,131)	(7,277,131)

Balance, December 31, 2009	118,768,373	118,768	141,744,841	-	(22,460,283)	119,403,326

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for directors' compensation, $1.20 per share	15,000	15	17,985	-	-	18,000

Issuance of common stock for directors' compensation, $0.70 per share	25,714	26	17,974	-	-	18,000

Issuance of common stock for director's compensation, $0.975 per share	9,231	9	8,991	-	-	9,000

Issuance of common stock for cash from the exercise of stock options, $0.44 per share	1,200,000	1,200	526,800	-	-	528,000

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.53125 net of $79,690 issuance costs	3,000,000	3,000	1,511,060	-	-	1,514,060

Share-based compensation	-	-	391,864	-	-	391,864

Net loss, December 31, 2010	-	-	-	-	(1,740,115)	(1,740,115)

Balance, December 31, 2010	123,018,318	123,018	144,219,515	-	(24,200,398)	120,142,135

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.661895 net of $2,500 issuance costs	1,000,000	1,000	658,395	-	-	659,395

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.49198 net of $2,500 issuance costs	1,000,000	1,000	488,480	-	-	489,480

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.47694 net of $2,500 issuance costs	1,000,000	1,000	473,435	-	-	474,435

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.44846 net of $2,500 issuance costs	1,000,000	1,000	444,960	-	-	445,960

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.619395 net of $2,500 issuance costs	1,000,000	1,000	615,895	-	-	616,895

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.92803 net of $2,500 issuance costs	1,000,000	1,000	924,530	-	-	925,530

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.67958 net of $2,500 issuance costs	1,000,000	1,000	676,075	-	-	677,075

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.56092 net of $2,500 issuance costs	1,000,000	1,000	557,420	-	-	558,420

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Warrants cancelled in dispute resolution	-	-	(502,586)	-	-	(502,586)

Share-based compensation	-	-	686,299	-	-	686,299

Net loss, December 31, 2011	-	-	-	-	(3,415,345)	(3,415,345)

Balance, December 31, 2011	131,018,318	131,018	149,242,418	-	(27,615,743)	121,757,693

Issuance of common stock for cash from exercise of stock warrants, $0.375 per share	250,000	250	93,500	-	-	93,750

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.90 per share net of $2,040 issuance costs	4,500,000	4,500	4,043,460	-	-	4,047,960

Share-based compensation	-	-	596,478	-	-	596,478

Net loss, December 31, 2012	-	-	-	-	(5,401,229)	(5,401,229)

Balance, December 31, 2012	135,768,318	$135,768	$153,975,856	$-	$(33,016,972)	$121,094,652

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,401,229)	$(3,415,345)	$(33,016,972)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(5,401,229)	(3,415,345)	(29,264,949)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,371,548	1,382,704	4,509,610
Stock based expenses	596,478	686,299	8,047,957
Loss on equipment disposition	25,897	536,479	612,866
Amortization of prepaid expense	429,386	321,579	1,682,529
Deferred income taxes	(2,107,419)	(2,956,536)	(15,186,615)
Change in fair value of derivative warrant liability	274,706	(993,386)	(4,007,283)
Gain on dispute resolution	-	(502,586)	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(412,220)	(393,341)	(1,812,167)
Reclamation bond and deposits	3,520	-	(11,252)
Accounts payable and accrued liabilities	255,457	(231,190)	(4,735)

Net cash used in operating activities	(4,963,876)	(5,565,323)	(35,936,625)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	500	365,613	366,513
Purchase of property and equipment	(1,048,626)	(106,449)	(15,449,176)

Net cash (used) provided by investing activities	(1,048,126)	259,164	(26,089,902)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	4,143,750	4,867,190	70,330,435
Stock issuance costs	(2,040)	(20,000)	(2,126,373)
Principal payments on capital lease payable	-	(15,175)	(116,238)
Payments on VRIC payable - related party	(360,000)	(360,000)	(2,130,001)

Net cash provided by financing activities	3,781,710	4,472,015	65,957,823
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(2,230,292)	(834,144)	3,931,591

CASH AT BEGINNING OF PERIOD	6,161,883	6,996,027	-

CASH AT END OF PERIOD	$3,931,591	$6,161,883	$3,931,591

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$-	$1,288	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern - The Company incurred cumulative net losses of $33,016,972 from operations as of December 31, 2012 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, the Company incurred a net loss of $5,401,229, had negative cash flows from operations of $4,963,876 and may incur additional future losses due to planned continued exploration stage expenses.

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

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial position, results of operations or cash flows.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation and derivative warrant liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $112,613 and $131,573 for the years ended December 31, 2012 and 2011, respectively.

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

The Company’s financial instruments consist of the VRIC payable (described in Note 7) and the derivative liability on stock purchase warrants. The VRIC payable is classified within Level 2 of the fair value hierarchy. The fair value approximates carrying value as the imputed interest rate is considered to approximate a market interest rate.

The Company also has certain warrants with anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price. The Company determined that these warrants were not afforded equity classification because they embody risks not clearly and closely related to the host contract. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company calculates the fair value of the derivative liability using the Binomial Lattice model, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the year ended December 31, 2012, there were no transfers of assets between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value and when a net loss is reported. Total potentially dilutive shares excluded from the calculation of diluted earnings per share amounted to 26,184,390 and 26,015,502 for the years ended December 31, 2012 and 2011, respectively.

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

The Company accounts for stock options issued to non-employees based on the estimated fair value of the awards using the Binomial Lattice option pricing model. The measurement of stock-based compensation to non-employees is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in the Company’s consolidated statements of operations during the period the related services are rendered.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operation, or cash flows.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value

Furniture and fixtures	$38,255	$(32,055)	$6,200	$38,255	$(27,020)	$11,235
Lab equipment	249,061	(190,446)	58,615	249,061	(140,634)	108,427
Computers and equipment	86,635	(57,836)	28,799	81,969	(53,056)	28,913
Income property	309,750	(15,664)	294,086	309,750	(13,017)	296,733
Vehicles	44,175	(44,175)	-	44,175	(40,433)	3,742
Slag conveyance equipment	300,916	(157,114)	143,802	300,916	(84,104)	216,812
Demo module building	6,630,063	(2,537,848)	4,092,215	6,630,063	(1,874,841)	4,755,222
Demo module equipment	-	-	-	35,996	(7,199)	28,797
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Extraction circuit	879,962	-	879,962	-	-	-
Leaching and filtration	1,300,618	(520,247)	780,371	1,300,618	(260,124)	1,040,494
Fero-silicate storage	4,326	(865)	3,461	4,326	(433)	3,893
Electrowinning building	1,492,853	(298,571)	1,194,282	1,492,853	(149,285)	1,343,568
Site improvements	1,534,856	(350,554)	1,184,302	1,392,559	(248,691)	1,143,868
Site equipment	353,503	(269,314)	84,189	341,529	(223,631)	117,898
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,190,665	$(4,474,689)	$10,715,976	$14,187,762	$(3,122,468)	$11,065,294

Depreciation expense was $1,371,548 and $1,382,704 for the years ended December 31, 2012 and 2011, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of December 31, 2012. Significant components of the extraction circuit were placed in service in late December 2012. No depreciation expense was recognized due to the limited use prior to year end. At December 31, 2012, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

Closing of the TI acquisition occurred on February 15, 2007, (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

a)	The Company paid $200,000 in cash to VRIC on the execution of the Letter Agreement;

b)	The Company paid $9,900,000 in cash to VRIC on the Closing Date;

c)	The Company issued 16,825,000 shares of its common stock, valued at $3.975 per share using the average of the high and low price on the Closing Date, to the designates of VRIC on the closing pursuant to Section 4(2) and Regulation D of the Securities Act of 1933;

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. Interest costs related to this obligation were $112,613 and $131,573 for the years ended December 31, 2012 and 2011, respectively and have been capitalized and included in the Slag Project. As of December 31, 2012 and 2011, the cumulative interest costs capitalized and included in the Slag Project were $900,853 and $788,239, respectively.

The following table sets forth the changes in the Slag Project for the years ended December 31:

	2012	2011

Slag Pile, beginning balance	$121,555,117	$121,423,544
Capitalized interest costs	112,613	131,573

Slag Pile, ending balance	$121,667,730	$121,555,117

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	MINERAL PROPERTIES - MINING CLAIMS

As of December 31, 2012, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At December 31, 2012, the mineral properties balance was $16,947,419.

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

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Trade accounts payable	$252,782	$44,749
Accrued compensation and related taxes	61,896	16,747

	$314,678	$61,496

Accounts payable – related party are discussed in Note 17.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE WARRANT LIABILITY

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

The warrants issued to the purchasers in the private placement became exercisable on November 12, 2009. The warrants had an initial expiration date of November 12, 2012 and an initial exercise price of $1.85 per share. The warrants have anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price.

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

On November 1, 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013. In all other respects, the terms and conditions of the warrants remained the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.19%
Expected volatility	94.94%

The expected life of the warrants, which is an output of the model, was one year.

As of December 31, 2012, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants due to equity financing transactions completed during the years ended December 31, 2012, 2011 and 2010. For the year ended December 31, 2012, the adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.74 per share to $1.71 per share, and (ii) the number of warrants was increased by 43,663. In connection with the financing completed with Luxor on June 7, 2012 (see Note 8), Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The exercise price of the Luxor 2009 private placements warrants remains at the previously adjusted price of $1.74 per share. For the year ended December 31, 2011, the adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.81 per share to $1.74 per share, and (ii) the number of warrants was increased by 296,373.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of derivative liability for the years ended December 31:

	2012	2011

Derivative warrant liability, beginning balance	$-	$(993,386)
Adjustment to warrants	(734)	(25,636)
(Increase) decrease in fair value	(273,972)	1,019,022
Derivative warrant liability, ending balance	$(274,706)	$-

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the years ended December 31:

	2012	2011

Dividend yield	-	-
Expected volatility	31.48% - 90.98%	59.41% - 105.91%
Risk-free interest rate	0.08% - 0.16%	0.11% - 0.84%
Expected life (years)	0.17 - 0.87	1.00 - 2.00

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

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $112,614 and $131,573 for the years ended December 31, 2012 and 2011, respectively and have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending December 31,

2013	$360,000
2014	360,000
2015	360,000
2016	360,000
2017	60,000
Thereafter	-

Total minimum payments	1,500,000
Less: amount representing interest	(227,960)

Present value of minimum payments	1,272,040
VRIC payable, current portion	(267,919)

VRIC payable, net of current portion	$1,004,121

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2012, the Company’s stockholders’ equity activity consisted of the following:

a)	On November 1, 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.19%
Expected volatility	94.94%

The expected life of the warrants, which is an output of the model, was one year.

b)	On June 7, 2012, the Company issued 4,500,000 shares of common stock in a private placement with Luxor at a price of $0.90 per share for gross proceeds of $4,050,000. Total fees related to this issuance were $2,040. In connection with the offering, the Company entered into a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”) with the purchasers. The SPA contains representations and warranties of the Company and the purchasers that are customary for transactions of the type contemplated in connection with the offering.

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

c)	On May 24, 2012, the Company issued 250,000 shares of common stock from the exercise of stock warrants resulting in cash proceeds of $93,750. The stock warrants had an exercise price of $0.375 and an expiration date of June 15, 2015.

Private placement stock warrants - As a result of financing transactions completed during the years ended December 31, 2012, 2011 and 2010, the Company adjusted the warrants from the November 12, 2009 private placement offering. As of December 31, 2012, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants. In connection with the financing completed with Luxor on June 7, 2012, described above, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The exercise price of the Luxor 2009 private placements warrants remains at the previously adjusted price of $1.74 per share. The accounting treatment of these adjustments is discussed in Note 6.

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

a)	On December 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.56092 per share under the Purchase Agreement for gross proceeds of $560,920. Total fees related to this issuance were $2,500.

b)	On November 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.67958 per share under the Purchase Agreement for gross proceeds of $679,575. Total fees related to this issuance were $2,500.

c)	On October 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.92803 per share under the Purchase Agreement for gross proceeds of $928,030. Total fees related to this issuance were $2,500.

d)	On September 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.619395 per share under the Purchase Agreement for gross proceeds of $619,395. Total fees related to this issuance were $2,500.

e)	On April 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.44846 per share under the Purchase Agreement for gross proceeds of $448,460. Total fees related to this issuance were $2,500.

f)	On March 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.47694 per share under the Purchase Agreement for gross proceeds of $476,935. Total fees related to this issuance were $2,500.

g)	On February 15, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.49198 per share under the Purchase Agreement for gross proceeds of $491,980. Total fees related to this issuance were $2,500.

h)	On January 18, 2011, the Company issued 1,000,000 shares of common stock to Seaside at a price of $0.661895 per share under the Purchase Agreement for gross proceeds of $661,895. Total fees related to this issuance were $2,500.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCK HOLDERS EQUITY (continued)

During the year ended December 31, 2010, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 23, 2010, the Company issued 3,000,000 shares of common stock to Seaside under the Purchase Agreement for gross proceeds of $1,593,750. Total fees related to this issuance were $79,690.

b)	In November 2010, the Company issued 1,136,567 shares of common stock to an officer, a former officer and a director from the exercise of stock options resulting in cash proceeds of $500,090. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

c)	In October 2010, the Company issued 63,433 shares of common stock to a director and an officer from the exercise of stock options resulting in cash proceeds of $27,910. The stock options had an exercise price of $0.44 and an expiration date of November 21, 2010.

d)	On September 30, 2010, the Company awarded and issued 9,231 shares of common stock to a non-officer director pursuant to its directors’ compensation policy. The share award was priced at $0.975 per share and has been recorded as directors’ compensation expense of $9,000.

e)	On June 30, 2010, the Company awarded and issued 12,857 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $0.70 per share and have been recorded as directors’ compensation expense of $18,000.

f)	On March 31, 2010, the Company awarded and issued 7,500 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $1.20 per share and have been recorded as directors’ compensation expense of $18,000.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2009, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2009, the Company awarded and issued 5,625 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.60 per share and has been recorded as directors’ compensation expense of $18,000.

b)	On November 16, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

c)	On November 12, 2009, the Company completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors pursuant to Rule 506 of Regulation D promulgated by the Securities Act of 1933. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at an originally adjusted price of $1.85 per share for a period of three years from the date of issuance. Due to anti-dilution provisions the exercise price of the warrants has been decreased and the number of warrants has been increased as a result of financing transaction completed during the years ended December 31, 2012, 2011 and 2010. These adjustments are further discussed in this section under activity for the year ended December 31, 2012.

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

The warrant modification resulted in an increase in the value of the warrants of $3,170,285 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	1.36%
Expected volatility	71.76%
Expected life (years)	2.75

d)	On September 30, 2009, the Company awarded and issued 4,945 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.82 per share and has been recorded as directors’ compensation expense of $18,000.

e)	On July 29, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

f)	On June 30, 2009, the Company awarded and issued 3,689 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.44 per share and has been recorded as directors’ compensation expense of $18,000.

g)	On April 30, 2009, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The call provisions in the private placement warrants were restated so that the terms of such amended and restated call provisions are identical to the terms of the private placement warrants on their original dates of issuance. As a result: (i) all of the investor warrants are callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $6.50 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the investor warrants at the time of the call of the investor warrants, (ii) the broker warrants will not have a call provision, and (iii) the previously adopted amendments with respect to the extension of the expiration dates and the reduction of the exercise price for the private placement warrants will remain unchanged.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

h)	On April 14, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

i)	On March 31, 2009, the Company awarded and issued 3,284 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.74 per share and has been recorded as directors’ compensation expense of $18,000.

j)	On January 30, 2009, the Company issued 100,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

k)	On January 12, 2009, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Options exercised were for 400,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

During the year ended December 31, 2008, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2008, the Company awarded and issued 3,673 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.45 per share and has been recorded as directors’ compensation expense of $18,000.

b)	On December 29, 2008, the Company amended the private placement warrants from the February 23, 2007 and March 22, 2007 private placement offerings. The following amendments to the private placement warrants were adopted: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. These warrants were further amended on April 30, 2009 and on November 12, 2009.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

The warrant modification resulted in an increase in the value of the warrants of $1,826,760 which was categorized as warrant modification expense and included in general and administrative expense. The increase in warrant value was calculated using the Binomial Lattice model with the following assumptions used:

Risk-free interest rate	0.36%
Expected volatility	76.59%

c)	On September 30, 2008, the Company awarded and issued 5,142 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $1.75 per share and has been recorded as directors’ compensation expense of $18,000.

d)	On August 26, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 22, 2010.

e)	On June 30, 2008, the Company awarded 4,326 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.08 per share and has been recorded as directors’ compensation expense of $18,000. The Company issued the shares on September 30, 2008.

f)	On June 25, 2008, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. The issuance was the final of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

g)	On June 16, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of November 23, 2010.

h)	On May 5, 2008, the Company issued 100,000 shares of common stock from the exercise of nonemployee stock options resulting in cash proceeds of $25,000, which were received on August 16, 2007. Options exercised were for 100,000 shares of common stock at $0.25 per share. These stock options were subject to an expiration date of February 16, 2009.

i)	On March 31, 2008, the Company awarded 2,670 shares of common stock each to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $3.37 per share and has been recorded as directors’ compensation expense of $18,000. The Company issued the shares on May 15, 2008.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,620,000 to non-US persons in reliance of Regulation S promulgated under the Securities Act of 1933. A total of 1,637,500 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. A total of 80,000 shares of the Company’s common stock were issued by the Company as commission to agents in connection with the offering.

k)	On February 7, 2008, the Company completed a private placement offering for gross proceeds of $2,630,000 to US accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. A total of 1,643,750 units were issued at a price of $1.60. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrants. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. There was no commission paid or payable to agents in connection with this offering.

l)	On January 30, 2008, the Company received gross proceeds of $2,528,500 by issuing an aggregate of 3,890,000 shares of its common stock on the exercise of warrants issued by the Company in January 2006. Each warrant entitled the holder to purchase one share of the Company’s common stock at a price of $0.65 per share on or before January 18, 2008. The warrant holders delivered their notices of exercise, and paid the exercise price of $0.65 per share, prior to the expiration date. A total of 3,690,000 shares were issued to US accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. An additional 200,000 shares were issued to one non-US person as defined in Regulation S of the Securities Act.

During the year ended December 31, 2007, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 31, 2007, the Company awarded 3,214 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at $2.80 per share and has been recorded as directors’ compensation expense of $18,000.

b)	On December 26, 2007, the Company completed a private placement to the Arlington Group Limited of a total of 3,125,000 units at $1.60 per unit for total proceeds of $5,000,000. Each unit is comprised of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $2.40 per share for a period of two years from the date of issuance. In addition, the Company has issued an additional 156,250 shares of its common stock to the Arlington Group Limited, equal to 5% of the total number of units subscribed for by the Arlington Group Limited. Including the shares issued as a commission, the Company has issued an aggregate of 3,281,250 shares of its common stock and 1,562,500 share purchase warrants to the Arlington Group Limited under the private placement. The private placement was completed pursuant to the provisions of Regulation S under the Securities Act of 1933.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

c)	On December 13, 2007, the Company issued 400,000 shares of common stock from the exercise of stock options resulting in cash proceeds of $100,000. Stock options exercised were for 400,000 shares at $0.25 per share. Each of the stock options was set to expire on November 23, 2010.

d)	On December 12, 2007, the Company received $65,000 for exercise of warrants to purchase 100,000 shares at $0.65 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

e)	On September 30, 2007, the Company awarded 3,157 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share award was priced at the nearest closing date to quarter end of $2.85 per share and has been recorded as directors’ compensation expense of $18,000. The Company issued the shares on November 13, 2007.

f)	On August 16, 2007, the Company received $25,000 for exercise of options to purchase 100,000 shares at $0.25 per share. The transaction was recorded as common stock subscribed as of December 31, 2007 pending execution of documents and issuance of shares.

g)	On August 9, 2007, the Company issued 400,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $260,000. Warrants exercised were for 400,000 shares at $0.65 per share. Each of the warrants was set to expire on January 18, 2008.

h)	On June 29, 2007, the Company issued 1,400,000 shares of common stock to the owners of the Searchlight claims. The issuance was the third of four required share payments to complete the acquisition of the mining claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

i)	On March 22, 2007, the Company closed a private placement offering for gross proceeds of $6,678,483 (the "March Offering"). The securities sold pursuant to the March Offering were issued to non-US investors in accordance with the terms of Regulation S of the Securities Act of 1933. In connection with the March Offering, the Company entered into an Agency Agreement dated March 21, 2007 (the "Agency Agreement"). The securities were sold to subscribers on a best efforts agency basis. Pursuant to the terms of the Agency Agreement, the Company sold an aggregate of 2,226,161 units for gross proceeds of $6,678,483, with each unit consisting of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by Searchlight if its common stock trades above $6.50 per share for 20 consecutive trading days. Also under the terms of the March Offering, the Company agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement on Form SB-2, or on such other form as is available, registering the offered securities within four months after the closing of the March Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. An aggregate commission and corporate finance fee totaling $525,386 was paid by the company to the Agent in connection with the March Offering, and the Agent also received warrants to purchase 75,175 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $85,513.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

j)	On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933 (the “US Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totaled $381,990, and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $79,513.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

k)	On February 23, 2007, the Company closed a private placement offering and issued 575,000 units for aggregate gross proceeds of $1,725,000 to non-US investors pursuant to Regulation S of the Securities Act of 1933 (the “February Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by us if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the Non-US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the February Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. Commissions paid to agents in connection with the February Offering totaled $111,100 and the agents also received warrants to purchase 12,300 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. On December 29, 2008, the Company made the following amendments to the private placement warrants: (i) the expiration date of the private placement warrants has been extended to March 1, 2010, (ii) the exercise price of the private placement warrants has been decreased to $2.40 per share, (iii) the call provision in the investor warrants is now included in the broker warrants, and (iv) the call provision in the private placement warrants has been amended so that all of such private placement warrants callable for cancellation by the Company if the volume weighted average price of the common stock exceeds $4.40 per share for 20 consecutive trading days and there is an effective registration statement registering the shares of common stock underlying the private placement warrants at the time of the call of the private placement warrants. Issuance costs related to this private placement were $8,842.

l)	On February 15, 2007, the Company approved the issuance of 16,825,000 shares of its common stock at $3.975 per share to five investors in connection with the Agreement and Plan of Merger dated February 15, 2007. The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933 on the basis that each investor was a sophisticated investor and was in a position of access to relevant material information regarding its operations. Each investor delivered appropriate investment representations satisfactory to us with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such share certificates.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2006, the Company’s stockholders’ equity activity consisted of the following:

a)	On July 27, 2006, the Company issued 1,400,000 shares to the owners of the Searchlight Claims. The issuance was the second of four required share payments to complete the acquisition of the searchlight claims totaling 5,600,000 shares.

b)	On June 21, 2006, the Company issued 8,506,000 shares of common stock from the exercise of warrants resulting in cash proceeds of $4,874,126. Warrants exercised were for 6,737,500 shares at $0.625 per share and 1,768,500 shares at $0.375 per share. Each of the warrants was set to expire between June 2 and June 7, 2006.

c)	On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with a new Chief Financial Officer.

d)	On February 9, 2006, the Company issued 1,225,000 shares of common stock and warrants to purchase an additional 612,500 shares of common stock with an exercise price of $0.625 expiring between June 2 and June 7, 2006. The shares were related to the penalty shares and warrants for the late registration of shares with the Securities and Exchange Commission pursuant to the private placements completed in September 2005. Pursuant to the private placements, subscribers received penalty units consisting of one share and one half of one share purchase warrant. The penalty units were exercisable into 1/10th of the total number of units issued in the private placement if a registration statement on Form SB-2 was not declared effective within four months and one day of the closing date of the private placements. The Registration Statement was not effective prior to the filing deadline resulting in the issuance of the penalty units.

e)	On January 18, 2006, the Company issued 39 units for $45,000 per unit where each unit consisted of 100,000 shares and 100,000 purchase warrants. Each purchase warrant was exercisable into one share at a price of $0.65 expiring on January 18, 2008. Total gross proceeds for this offering were $1,755,000.

Warrants associated with equity issuances from 2006 through 2012 do not constitute a registration payment arrangement.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2005, the Company’s stockholders’ activities consisted of the following:

a)	On September 30, 2005, the Company effectuated a two-for-one forward stock split on its common stock. As a result of the stock split, the Company’s authorized number of common stock increased from 200,000,000 shares to 400,000,000 shares. Accordingly, the accompanying financial statements have been adjusted on a retroactive basis for the forward stock split to the Company’s date of inception.

b)	On September 7, 2005, the Company issued 5,400,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 7, 2006. Total gross proceeds of this offering were $1,350,000. In connection with this brokered offering, 540,000 Brokers Warrants, exercisable at $0.25 and expiring on June 7, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 7, 2006. Commissions paid related to this issuance were $135,000.

c)	On September 6, 2005, the Company issued 460,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements are not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 6, 2006. Total gross proceeds of this offering were $115,000.

d)	On September 2, 2005, the Company issued 6,390,000 units for $0.25 per unit, where each unit consisted of one common share, one half of one purchase warrant and one nontransferable warrant exercisable into one tenth (1/10) of one unit for no additional consideration if registration requirements were not met within four months after the closing. Each purchase warrant was exercisable into one share at a price of $0.625 and expired on June 2, 2006. Total gross proceeds of this offering were $1,597,500. In connection with this brokered offering, 639,000 Brokers Warrants, exercisable at $0.25 and expiring on June 2, 2006, were issued. Each Broker Warrant was exercisable into one common share and one half of one purchase warrant. Each purchase warrant was exercisable into one common share at $0.625 and expired on June 2, 2006. Commissions paid related to this issuance were $205,250. Issuance fees related to this offering were $31,443.

e)	On July 7, 2005, the Company issued 1,400,000 shares (post stock split) of common stock for the purchase of 20 mineral claims. The Company initially valued the total transaction based on actual costs incurred by the former owner of $87,134, plus $40,000, represented by $2,000 per claim, for a total acquisition price of $127,134. This issuance has been restated to reflect payments made by issuance of 1,400,000 shares at the market value on the date of issuance of $0.35.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	STOCKHOLDERS’ EQUITY (continued)

f)	On July 6, 2005, the Company issued 200,000 shares (post stock split) of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

g)	On June 1, 2005, the Company approved the issuance of stock warrants for 12,000,000 shares of common stock with a strike price of $0.375 per share in connection with the Clarkdale Slag Project option. Satisfaction of the financing related closing conditions of the assignment agreement were met on September 7, 2005. On October 24, 2005, the issuance of the warrants was completed. The warrants contain an expiration date of June 1, 2015.

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares (post stock split) of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

The following table summarizes the Company’s private placement warrant activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2010	13,488,176	$1.84	1.87
Warrants granted	296,373	1.74	0.87
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2011	13,784,549	$1.80	0.87
Warrants granted	43,663	1.71	0.42
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2012	13,828,212	$1.79	0.87

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. The warrants had an exercise price of $0.375 per share and an expiration date of June 1, 2015. In the third quarter of 2011, 3,000,000 of these warrants were cancelled upon the resolution of a dispute with a shareholder. The Company recorded a gain of $502,586 related to the settlement. During the year ended December 31, 2012, 250,000 of these warrants were exercised. As of December 31, 2012, 8,750,000 of these warrants were outstanding.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2012, the Company had 10,786,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At December 31, 2012, the Company had the following stock option plans available:

•	2009 Incentive Plan - The 2009 Incentive Plan was approved by the Company’s stockholders on December 15, 2009. The plan was amended and approved by the Company’s stockholders on May 8, 2012. The amendment of the plan increased the options issuable to eligible participants from 3,250,000 to 7,250,000. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. As of December 31, 2012, the Company had granted 1,222,500 options under the 2009 Plan with a weighted average exercise price of $1.16 per share. As of December 31, 2012, all of the options granted were outstanding.

•	2009 Directors Plan - The 2009 Directors Plan was originally approved by the Company’s stockholders on December 15, 2009. The plan was amended and approved by the Company’s stockholders on May 8, 2012. The amendment of the plan increased the options issuable to eligible participants from 750,000 to 2,750,000. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. As of December 31, 2012, the Company had granted 1,097,866 options under the 2009 Directors Plan with a weighted average exercise price of $1.06 per share. As of December 31, 2012, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2012, the Company had granted 893,058 options under the 2007 Plan with a weighted average exercise price of $1.06 per share. As of December 31, 2012, 785,812 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at December 31, 2012.

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

Valuation of awards - At December 31, 2012, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants:

	2012	2011

Risk-free interest rate	0.37% -1.04%	0.11% - 2.24%
Dividend yield	-	-
Expected volatility	84.94% - 97.79%	65.92% - 114.95%
Expected life (years)	2.00 - 4.55	0.71 - 8.00

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

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the year ended December 31, 2012, the Company granted stock-based awards as follows:

a)	On December 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.60 per share. The options were granted to the Company’s non-management directors for directors’ compensation. All of the options are fully vested and expire on December 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On December 31, 2012, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.60 per share. The options were granted to a consultant, are fully vested and expire on December 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

c)	On December 19, 2012, the Company granted stock options for the purchase of 75,000 and 37,500 shares of common stock at $0.60 per share to two employees, respectively. The options vest on December 19, 2013 and expire on December 19, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

d)	On September 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.85 per share. The options were granted to the Company’s non-management directors for directors’ compensation. All of the options are fully vested and expire on September 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On September 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.85 per share. The options were granted to a consultant, are fully vested and expire on September 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

f)	On July 3, 2012, the Company granted stock options for the purchase of 200,000 shares of common stock at $0.89 per share to a director who joined the board in 2012. The options vest 25% each on July 3, 2013, 2014, 2015 and 2016. The options expire five years after the date that they vest. The exercise price of the options exceeded the closing price of the Company’s common stock which was $0.87 on the grant date.

g)	On June 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,053 shares of common stock at $0.94 per share. 40,800 of the options were granted to three of the Company’s non-management directors and 13,253 options were granted to a former director for directors’ compensation. All of the options are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

h)	On June 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 4,747 shares of common stock at $0.94 per share. The options were granted to a consultant, are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

i)	On June 7, 2012, the Company modified the terms of 200,000 stock options granted under the 2007 Plan to a director by extending the expiration date from June 30, 2012 to November 4, 2015. All other option terms remained unchanged. The modification resulted in additional expense of $53,613.

j)	On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

During the year ended December 31, 2011, the Company granted stock-based awards as follows:

a)	On December 31, 2011, the Company granted stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.65 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

b)	On October 14, 2011, the Company modified the terms of 200,000 stock options granted under the 2007 Plan to a director by extending the expiration date from November 21, 2011 to June 30, 2012. The modification resulted in additional expense of $7,459.

c)	On September 30, 2011, the Company granted stock options under the 2009 Directors Plan for the purchase of 50,943 shares of common stock at $1.06 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

d)	On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 610,000 shares of common stock at $1.22 per share. The options were granted to officers and employees. 595,000 of the options are fully vested. 15,000 of the options vest upon the employees’ one year anniversaries. All of the options expire five years after the grant date. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

e)	On September 21, 2011, the Company granted stock options under the 2009 Incentive Plan for the purchase of 200,000 and 300,000 shares of common stock at $1.22 per share to two of the Company’s officers. The options vest upon completion of defined events and milestones. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date. At September 30, 2012, management determined that achievement of the performance conditions were probable.

f)	On September 21, 2011, the Company granted stock options under the 2007 Plan for the purchase of 100,000 shares of common stock at $1.22 per share to the Company’s CEO. The options vest upon completion of defined events. The options expire on the fifth anniversary of the date that they vest, but in no event later than the tenth anniversary of the agreement. At September 30, 2012, management determined that achievement of the performance condition was probable. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

g)	On June 30, 2011, the Company granted stock options under the 2007 Plan for the purchase of 54,000 shares of common stock at $0.405 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

h)	On March 31, 2011, the Company granted stock options under the 2007 Plan for the purchase of 105,882 shares of common stock at $0.51 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2016. The exercise price of the stock options equaled the closing price of the Company’s common stock on the grant date.

i)	On January 13, 2011, the Company granted stock purchase warrants for the purchase of 200,000 shares of common stock at $1.00 per share to a consultant. The warrants vest 25% each on April 13, 2011, July 13, 2011, October 13, 2011 and January 13, 2012. The warrants expire on January 13, 2014. The exercise price of the warrants exceeded the closing price of the Company’s common stock which was $0.76 on the grant date.

Expenses for the years ended December 31, 2012 and 2011 related to the vesting, modifying and granting of stock-based compensation awards were $596,478 and $686,299, respectively, and are included in general and administrative expense.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2010	2,326,128	$0.54	$1.58	3.34
Options/warrants granted	1,674,825	0.53	1.10	6.17
Options/warrants expired	(770,000)	(0.53)	(2.25)	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2011	3,230,953	$0.62	$1.17	5.07
Options/warrants granted	543,425	0.45	0.84	5.61
Options/warrants expired	(168,200)	(1.03)	(2.68)	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2012	3,606,178	$0.59	$1.05	4.69	$20,059

Exercisable, December 31, 2012	2,493,678	$0.49	$1.03	3.36	$20,259

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended December 31, 2012 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	STOCK-BASED COMPENSATION (continued)

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2012:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2011	1,115,000	$0.90
Options/warrants granted	312,500	0.51
Options/warrants vested	(315,000)	(0.86)
Options/warrants cancelled	-	-

Unvested, December 31, 2012	1,112,500	$0.80

For the years ended December 31, 2012 and 2011, the total grant date fair value of shares vested was $270,900 and $115,939, respectively. As of December 31, 2012, there was $309,406 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.89 years as of December 31, 2012.

Included in the total of unvested stock options at December 31, 2012, was 700,000 performance based stock options. At December 31, 2012, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.59 years as of December 31, 2012.

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the years ended December 31, 2012 and 2011. At December 31, 2012 the total balance includes warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2010	27,814,304	$1.18	3.09
Options/warrants granted	1,971,198	1.20	5.38
Options/warrants expired	(770,000)	2.25	-
Options/warrants cancelled	(3,000,000)	0.375	-
Options/warranted exercised	-	-	-

Balance, December 31, 2011	26,015,502	$1.23	2.27
Options/warrants granted/issued	587,088	0.91	5.25
Options/warrants expired	(168,200)	(2.68)	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	(250,000)	(0.375)	-

Balance, December 31, 2012	26,184,390	$1.22	1.91

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDER RIGHTS PLAN

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

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month to month terms at $1,700 per month.

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

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred income tax assets:

Net operating loss carryforward	$14,724,543	$12,648,152
Option compensation	673,271	599,128
Property, plant & equipment	773,542	565,186

Gross deferred income tax assets	16,171,356	13,812,466
Less: valuation allowance	(622,572)	(371,101)

Net deferred income tax assets	15,548,784	13,441,365

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(39,648,681)	$(41,756,100)

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

A reconciliation of the deferred income tax benefit for the years ended December 31, 2012 and 2011 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	2012	2011

Deferred tax benefit at statutory rates	$2,628,027	$2,230,158
State deferred tax benefit, net of federal benefit	225,259	191,156
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(251,471)	37,949
Change in state NOL’s	(235,131)	-
(Loss) gain on the change in fair value of derivative warrant liability	(104,388)	377,487
Permanent differences	(152,519)	119,786
Other	(2,358)	-

Deferred income tax benefit	$2,107,419	$2,956,536

The Company had cumulative net operating losses of $39,367,564 and $33,279,315 as of December 31, 2012 and 2011, respectively for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2032.

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

The Company had cumulative net operating losses of approximately $24,294,040 and $21,526,027 as of December 31, 2012 and 2011, respectively for Arizona state income tax purposes. The Company has placed a valuation allowance against Arizona state net operating loss carryforwards expected to expire through 2015. The net operating loss carryforwards began expiring in 2012. The remaining net operating loss carryforwards expire at various dates between 2013 and 2032.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company’s federal tax returns for the years ended December 31, 2009 and 2010 are currently under examination by the Internal Revenue Service.

SEARCHLIGHT MINERALS CORP. (AN EXPLORATION STAGE ENTERPRISE) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of December 31, 2012, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $35,760 and $35,760 for the years ended December 31, 2012 and 2011, respectively.

Employment contracts - Martin B. Oring.  The Company has an employment agreement with Mr. Oring as its Chief Executive Officer and President.  The agreement is on an at-will basis and the Company may terminate his employment, upon written notice, at any time, with or without cause or advance notice.  The Company has agreed to pay Mr. Oring compensation of $200,000, which includes compensation as a director.  Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer.  Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for executives or employees.

Carl S. Ager.  The Company has an employment agreement with Carl S. Ager, its Vice President, Secretary and Treasurer.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Ager an annual salary of $160,000.  From September 1, 2010 through June 30, 2011, Mr. Ager voluntarily agreed to reduce his cash compensation by 25%. In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by the Board of Directors. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement.  In the event that the agreement is terminated by the Company, other than for cause, the Company will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

Melvin L. Williams.  The Company has an employment agreement with Melvin L. Williams, its Chief Financial Officer.  Pursuant to the terms of the employment agreement, the Company agreed to pay Mr. Williams an annualized salary of $130,000 based on a time commitment of 600-800 hours worked.  From September 1, 2010 through June 30, 2011, Mr. Williams voluntarily agreed to reduce his cash compensation by 25%. In the event the employment agreement is terminated by the Company without cause, the Company will pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement.

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

Total advance royalty payments to NMC for the years ended December 31, 2012 and 2011 amounted to $180,000 and $180,000, respectively, and have been included in “Mineral exploration and evaluation expenses – related party” on the statement of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. At December 31, 2012 and through the date the consolidated financial statements were issued, these contingencies had not changed.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. Additionally, under the FDIC’s expanded coverage, all non-interest bearing transactional accounts are insured in full until December 31, 2012.

The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2012, the Company had deposits in excess of FDIC insured limits in the amount of $3,126,190.

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

For the year ended December 31, 2012, the Company incurred total reimbursement of expenses to NMC of $8,095, additional consulting services provided of $53,400 and advance royalty payments of $180,000. For the year ended December 31, 2011, the Company incurred total reimbursement of expenses to NMC of $8,203 and advance royalty payments of $180,000. At December 31, 2012, the Company had an outstanding balance due to NMC of $15,000. At December 31, 2011, no amounts were due to NMC.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $128,196 and $153,939 for the years ended December 31, 2012 and 2011, respectively. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $49,996 and $52,339 of the above CMOW fees and expenses for the years ended December 31, 2012 and 2011, respectively. The Company had an outstanding balance due to CMOW of $12,725 as of December 31, 2011. No amounts were due to the CMOW as of December 31, 2012.

18.	GAIN ON DISPUTE RESOLUTION

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2012, our board of directors, based on the recommendation of the Audit Committee of the board of directors, terminated its relationship with Brown Armstrong Accountancy Corporation (“Brown Armstrong”) as our independent registered public accounting firm.

In connection with the audit for the years ended December 31, 2010 and 2011, and the subsequent interim period from January 1, 2012 through September 21, 2012, there were no disagreements between us and Brown Armstrong, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Brown Armstrong, would have caused Brown Armstrong to make reference in connection with its opinion to the subject matter of the disagreement.

The audit report of Brown Armstrong on our consolidated financial statements, as of and for the years ended December 31, 2010 and 2011, and included in this Report, included a statement that our operating losses raised substantial doubt about our ability to continue as a going concern, unless we attained future profitable operations and/or obtained additional financing.

In addition, the audit report of Brown Armstrong on our consolidated financial statements, as of and for the years ended December 31, 2008, 2009 and 2010, and included in our Annual Report on Form 10-K/A for the year ended December 31, 2010, included a statement that, in connection with a restatement of our financial statements included in such Annual Report, Brown Armstrong had audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), our internal control over financial reporting as of December 31, 2010, based on criteria established in  Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and its report dated March 4, 2011 (included in our Annual Report on Form 10-K for the year ended December 31, 2010), expressed an unqualified opinion that we had effective control over financial reporting as of December 31, 2010. However, because of the restatements of our financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2010, and in amendments to other periodic reports filed by us, control deficiencies were subsequently identified generally relating to controls over complex transactions, as discussed in notes to such financial statements. As a result, Brown Armstrong revised its internal control effectiveness opinion dated March 5, 2012, stating that, as a result of the effect of this material weakness, due to these control deficiencies, we had not maintained effective control over financial reporting as of December 31, 2010.

The foregoing was previously reported in our Current Report on Form 8-K, as filed with the Commission on September 27, 2012.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K for the year ended December 31, 2012, our management, with the participation of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, such disclosure controls and procedures were effective at a reasonable level of assurance to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Searchlight Minerals Corp.

Henderson, Nevada

We have audited Searchlight Minerals Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Searchlight Minerals Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Searchlight Minerals Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Searchlight Minerals Corp. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated March 29, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Las Vegas, Nevada

March 29, 2013

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders for the 2013, 2012 and 2014 years, respectively. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our board presently consists of six directors. Two directors serve in each class of directors. None of our directors or executive officers is related to one another.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 21 meetings 2012. Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chairman of the Board, Chief Executive Officer and President	67
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	38
John E. Mack	Director (Class II)	65
Robert D. McDougal	Director (Class III)	80
Michael W. Conboy	Director (Class I)	37
Jordan M. Estra	Director (Class I)	65
Melvin L. Williams	Chief Financial Officer	52

Martin B. Oring, Director, Chairman of the Board, President and Chief Executive Officer. Mr. Oring has been a member of our board of directors since October 6, 2008 and our Chairman of the board, President and Chief Executive Officer since October 1, 2010. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also serves as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Denver, Colorado, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Oring’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

John E. Mack, Director. Mr. Mack has over 35 years of international banking and financial business management experience. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited in Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Since 2006, Mr. Mack has been retired and has served as a director in several companies. Mr. Mack is a member of the Board of Directors of Flowers National Bank, Incapital Holdings LLC, Medley Capital Corporation, and Residential Capital, LLC, and is Vice-Chairman and a director of Islandsbanki hf located in Reykjavik, Iceland.  Mr. Mack holds an MBA from the University of Virginia Darden School of Business and received his bachelor's degree in economics from Davidson College. Mr. Mack is a “Financial Expert” in accordance with SEC and exchange listing Audit Committee requirements. In determining Mr. Mack’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience and expertise in finance, accounting and management. In addition, the Board believes that Mr. Mack’s membership on the Company’s Board of Directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Consultants

Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. We have engaged Nanominerals as a consultant to provide us with the use of its laboratory, instrumentation, milling equipment and research facilities which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants. Dr. Charles A. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals. Carl S. Ager, our Vice President, Secretary and Treasurer, is the son of Dr. Ager. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. The following sets forth certain biographical information with respect to Dr. Ager:

Dr. Charles A. Ager is a geophysical engineer with approximately 40 years of experience in the areas of mining discovery and production. He is a registered geophysicist in the State of California and a registered professional engineer and professional geoscientist in British Columbia, Canada. Dr. Ager received a PhD degree in geophysics from the University of British Columbia in 1974 and a Master’s of Science degree from the University of British Columbia in 1972. He received his undergraduate degree in mathematics and physics from California State University, Sacramento in 1968. Dr. Ager has been associated with Nanominerals from 1988 until present. Dr. Ager was the Chairman of ABM Mining Group from 1979 until 1988, when it was acquired by Northgate Mining. ABM Mining Group was involved in providing technical and financial assistance in building and operating medium sized mining companies. Project duties included property acquisition, exploration, permitting, development, production and finance. Dr. Ager also was the President of the Ager Group of Geotechnical Companies from 1968 to 1979. The Ager Group of Geotechnical Companies was involved in providing technical and financial assistance for exploration and development projects in Canada, the United States, Africa and the Far East. Project work included the use of water, ground and air surveys in the exploration for oil and gas, coal, industrial minerals and base and precious metals. Dr. Ager is a member of the Association of Professional Engineers and Geoscientists of British Columbia, Canada, the Society of Exploration Geophysicists and the Society of Mining, Metallurgy and Exploration.

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

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have six members on our board of directors. We believe that each of John E. Mack, Michael W. Conboy, Jordan M. Estra and Robert D. McDougal is independent under the criteria established by Section 803A of the NYSE Amex LLC (“AMEX”) Company Guide for director independence, but that none of the remaining two members are independent. The AMEX criteria include various objective standards and a subjective test. A member of the board of directors is not considered independent under the objective standards if, for example, he or she is employed by us. Mr. Oring and Mr. Ager are not independent because they are our employees. The subjective test requires that each independent director not have a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We considered commercial, financial services, charitable, and other transactions and other relationships between us and each director and his or her family members and affiliated entities.

For Messrs. Mack, Conboy, Estra and McDougal, we believe that each did not have any transactions or other relationships which would have exceeded the AMEX objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Committees of the Board Of Directors

Audit Committee. We have an Audit Committee and an audit committee charter. Our Audit Committee is presently comprised of Robert D. McDougal, Michael W. Conboy, Jordan M. Estra and John E. Mack. Mr. McDougal is the Chairman of the Audit Committee. Each of Messrs. McDougal, Conboy, Estra and Mack is an independent director. We believe that each of Messrs. McDougal, Estra and Mack qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendments to the audit committee charter is to expand on the role of the Audit Committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties. A copy of our audit committee charter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2006. Our Audit Committee is responsible for:

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

Our Compensation Committee is comprised of Robert D. McDougal, John E. Mack, Michael W. Conboy and Jordan M. Estra. Mr. Estra is the Chairman of the Compensation Committee. Each of Messrs. McDougal, Mack, Conboy and Estra is an independent director.

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

Our Nominating and Governance Committee is comprised of Robert D. McDougal, Martin B. Oring, John E. Mack, Michael W. Conboy, Jordan M. Estra and Carl S. Ager. Mr. Conboy is the Chairman of the Nominating and Governance Committee. Each of Messrs. McDougal, Mack, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

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

Our Disclosure Committee is presently comprised of John E. Mack, Carl S. Ager, Robert D. McDougal, Martin B. Oring, Michael W. Conboy and Jordan M. Estra. Mr. Mack is the Chairman of the Disclosure Committee. Each of Messrs. Mack, McDougal, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

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

The board has had several years of successful experience with a leadership structure in which the roles of Chairman and Chief Executive Officer are combined, and has determined that this structure, together with a very active and involved group of independent directors, is most appropriate and effective for us. The board believes that this structure promotes greater efficiency, within the context of an active and independent board, through more direct communication of critical information from management to the board and from the board to management. In addition, the Chief Executive Officer’s extensive knowledge of our business uniquely qualifies him, in close consultation with our independent directors, to lead the board in assessing risks and focusing on the issues that are most material to us.

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

Rule 10b5-1 Plans

The board of directors has authorized directors and other executive officers who are subject to our stock-trading pre-clearance and quarterly blackout requirements, at their election, to enter into plans, at a time they are not in possession of material non-public information, to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1. Rule 10b5-1 permits trading on a pre-arranged, “automatic-pilot” basis subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. Using these plans, officers and directors can gradually diversify their investment portfolios and spread stock trades over a period of time regardless of any material, non-public information they may receive after adopting their plans. As a result, trades under 10b5-1 plans by our directors, and other executive officer may not be indicative of their respective opinions of our performance at the time of the trade or of our potential future performance. The board believes that it is appropriate to permit directors and senior executives, whose ability to purchase or sell our common stock is otherwise substantially restricted by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information, to engage in pre-arranged trading in accordance with Rule 10b5-1. Trades by our directors and executive officers pursuant to 10b5-1 trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC, as required by applicable law. Currently, we do not have any 10b5-1 trading plans for any of our officers and directors.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2012, with the exception of the following:

•	Jordan M. Estra, one of our directors, was delinquent in the reporting of one transaction in 2012 on Form 4 which was reported on a delinquent basis on one report, and

•	John E. Mack, one of our directors, was delinquent in the reporting of one transaction in 2012 on Form 4 which was reported on a delinquent basis on one report.

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

2012 Executive Officer Compensation Components. For the year ended December 31, 2012, the principal component of compensation for our executive officers was a base salary and equity-based incentive compensation.

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

The Compensation Committee considered the lack of formal training of Mr. Ager in the specific technicalities of mineral exploration, but determined that his general business management experience merited his compensation level, and that we could engage technical mineral exploration specialists, as necessary and appropriate. Mr. Williams’ increase reflected a change in his contract, increasing his time commitment to us from a range of 300-600 hours per year to 600-800 hours per year. The Compensation Committee did not have a specific formula to determine the amount of the executive compensation.

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

Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for our executive officers to their contracted amounts based on the favorable results from autoclave testing provided to the Company in August 2011.

The following charts reflect changes in the base salaries of our executive officers from 2011 to 2012:

Name	Principal Position	2011 Salary	2012 Salary	Base Salary % Change
Martin B. Oring	President and Chief Executive Officer	$175,000	$200,000	14.3%
Melvin L. Williams	Chief Financial Officer	$113,750	$130,000	14.3%
Carl S. Ager	Vice President, Treasurer, and Director	$130,000	$160,000	23.1%

Bonuses. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee. For the year ended December 31, 2012, bonuses for executive officers were not authorized per their request.

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

Further, our 2009 Stock Incentive Award Plan (“2009 Incentive Plan”) provides for grants to our employees and service providers of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares. The 2009 Incentive Plan authorizes the issuance of up 7,250,000 shares of common stock.

Further, our 2007 Stock Option Plan (the “2007 Plan”) provides that options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants.

For the year ended December 31, 2012, we did not grant any stock options to our executive officers.

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

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, each of the 2007 Stock Option Plan and 2009 Incentive Plan was submitted to and approved by our stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards. Grants of equity based compensation under each of the 2007 Stock Option Plan and 2009 Incentive Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on performance criteria set forth by our compensation committee, and if certain other requirements are satisfied as set forth under Section 162(m). The compensation paid to any of our executive officers in 2012 did not exceed the $1 million threshold under Section 162(m). Thus, at the present time, neither we nor any of our executives are impacted by Section 162(m).

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

Compensation Committee Report. The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2012. This report is provided by the following directors, who comprise the committee:

Jordan M. Estra (Chairman)

Robert D. McDougal

John E. Mack

Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2012 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Martin B. Oring,	2012	30,000	-	-	-	-	-	170,000	(2)	200,000
Director, President and CEO (2)	2011	30,000	-	-	436,351	-	-	145,000	(2)	611,351
Carl S. Ager, Director,	2012	160,000	-	-	-	-	-	-		160,000
Vice President and Secretary (3)	2011	130,000	-	-	215,071	-	-	-		345,071
Melvin L. Williams,	2012	130,000	-	-	-	-	-	49,996		179,996
Chief Financial Officer (4)	2011	113,750	-	-	37,723	-	-	52,339		203,812

(1)	Amounts listed in this column represents the estimated fair value of option awards granted by us under ASC 718, disregarding estimated forfeitures, for the years ended December 31, 2012 and December 31, 2011, rather than amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock-Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2012 for our valuation assumptions for this expense.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring was also paid a director fee of $10,000 per month through June 30, 2011. Mr. Oring’s director fees are included in other compensation in the above table. Effective July 1, 2011, Mr. Oring’s total base compensation was increased to $200,000 per annum. Mr. Oring’s salary as our President and Chief Executive Officer was unchanged but his director fees were increased to $170,000 per annum or $14,167 per month.

(3)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing.

(4)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Other compensation includes direct benefit to Mr. Williams of $52,339 and $49,996 from fees incurred in 2011 and 2012, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2012:

Name and Position	Number of Securities Underlying Options (#)Exercisable		Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)
Martin B. Oring(1) Director, President and CEO	7,347		-		-	$2.45	12/31/2013	-
	6,569		-		-	$2.74	3/31/2014	-
	7,377		-		-	$2.44	6/30/2014	-
	9,890		-		-	$1.82	9/30/2014	-
	50,000		-		-	$1.45	10/6/2014	-
	11,250		-		-	$1.60	12/31/2014	-
	15,000		-		-	$1.20	3/31/2015	-
	25,714		-		-	$0.70	6/30/2015	-
	18,462		-		-	$0.98	9/30/2015	-
	100,000	(1)	-		-	$0.91	10/1/2015	-
	50,000		-		-	$1.45	10/6/2015	-
	100,000	(1)	-		-	$0.91	12/22/2015	-
	200,000	(2)	-		-	$1.22	9/21/2016	-
	50,000		-		-	$1.45	10/6/2016	-
	50,000		-		-	$1.45	10/6/2017	-
	-		100,000	(1)	-	$0.91	10/1/2020	-
	-		400,000	(2)	-	$1.22	9/21/2021	-
								-
Carl S. Ager Director, Vice President, Treasurer and Secretary	125,000	(3)	-		-	$1.22	9/21/2016	-
	-		200,000	(3)	-	$1.22	9/21/2021	-

Melvin L. Williams Chief Financial Officer	75,000		-		-	$1.22	9/21/2016	-

(1)	On October 1, 2010, Mr. Oring was granted options to purchase up to 300,000 shares of our common stock pursuant to a non-qualified stock option agreement, of which 200,000 vested prior to December 31, 2011 and the remaining 100,000 vest upon the earlier to occur of Mr. Oring completing 30 months of service as CEO or the hiring of a replacement CEO.

(2)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options will vest upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility: and (iii) 100,000 vest upon the earlier to occur of Mr. Oring completing 30 months of service as CEO or the hiring of a replacement CEO.

(3)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options will vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options will vest upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility.

Grants of Plan Based Awards

There were no grants of plan-based awards to named executive officers during the year ended December 31, 2012.

Option Exercises and Stock Vested

No shares were acquired by any of our Named Executive Officers during the year ended December 31, 2012 through stock option exercises.

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

The severance amounts are payable in cash, in a lump sum. As of December 31, 2012, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2012.

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

Further, our 2009 Stock Incentive Plan for Directors (“2009 Directors Plan”) provides for grants to our directors of options to purchase shares of our common stock, rights to receive the appreciation in value of common shares, awards of common shares subject to vesting and other restrictions on transfer, and other awards based on common shares. The 2009 Directors Plan authorizes the issuance of up 2,750,000 shares of common stock.

In addition, on October 6, 2010, we instituted a form of indemnification agreement between the directors and us, whereby directors may be indemnified by us against claims brought against them out of their services to us. All of our current directors have entered into such an indemnification agreement.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. McDougal (4)	$36,000	-	$77,746	-	-	$113,746
J.C. McFarland (5)	$15,600	-	$14,097	-	$30,436	$60,133
Jordan M. Estra (6)	$36,000	-	$24,133	-	-	$60,133
Michael W. Conboy (7)	-	-	-	-	-	-
John E. Mack(8)	$20,400	-	$122,648	-	-	$143,048

(1)	No stock awards were granted for the year ended December 31, 2012.

(2)	Amounts listed in this column represent the compensation expense of stock option awards granted by us under Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718) for the year ended December 31, 2012, rather than the amounts realized by the named individuals. See Note 9 to the consolidated financial statements (“Stock Option Plans and Warrants”) included in our Annual Report on Form 10-K for the year ended December 31, 2012 for our valuation assumptions for this expense.

(3)	The following stock option awards were made to the directors in the table in 2012, as computed in accordance with ASC 718: (i) 9,375 stock options each to Jordan M. Estra, J.C. McFarland and Robert D. McDougal with an exercise price of $1.92 per share and a grant date value of $0.79 per share (March 31, 2012): (ii) 18,000 stock options each to Jordan M. Estra, and Robert D. McDougal, 13,253 to J.C. McFarland and 4,800 to John E. Mack with an exercise price of $0.94 per share and a grant date value of $0.37 per share (June 30, 2012): (iii) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.85 per share and a grant date value of $0.34 per share (September 30, 2012): (iv) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.60 per share and a grant date value of $0.22 per share (December 31, 2012). We also extended the expiration date for 200,000 options granted to Robert D. McDougal from June 30, 2012 to November 4, 2015 and recognized $53,613 of stock option modification expense. Additionally, we granted John E. Mack 200,000 options upon his appointment to the Board of Directors with an exercise price of $0.87 per share and a grant date fair value of $0.55 per share. The options vest over a four year period.

(4)	Mr. McDougal held 397,804 stock options and no unvested shares as stock awards, at December 31, 2012. We granted 63,375 stock options and no shares as stock awards to Mr. McDougal in 2012.

(5)	Mr. McFarland resigned from our Board of Directors on June 6, 2012. On June 6, 2012, we hired Mr. McFarland as a consultant for which he is paid $3,000 per month and quarterly option awards consistent with that of directors through March 31, 2013. Mr. McFarland held 414,947stock options, which included no unvested stock options, at December 31, 2012. We granted 63,375 stock options and no shares as stock awards to Mr. McFarland in 2012.

(6)	Mr. Estra held 428,518 stock options, which included 100,000 unvested stock options, at December 31, 2012. We granted 63,375 stock options and no shares as stock awards to Mr. Estra in 2012.

(7)	Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2012. We granted no stock options and no shares as stock awards to Mr. Conboy in 2012.

(8)	Mr. Mack joined our Board of Directors on June 7, 2012. Mr. Mack held 240,800 stock options, which included 200,000 unvested stock options, at December 31, 2012. We granted 240,800 stock options and no shares as stock awards to Mr. Mack in 2012.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2441 West Horizon Ridge Parkway, Suite 120, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)

DIRECTORS AND OFFICERS

	Carl S. Ager	17,441,374	(2)(9)	12.80%

	Melvin L. Williams	185,000	(3)	*

	Robert D. McDougal	688,634	(4)	*

	Martin B. Oring	1,811,609	(5)	1.32%

	Jordan M. Estra	432,518	(6)	*

	John. E. Mack	240,800	(7)	*

	Michael W. Conboy	0	(8)	*

	All officers and directors as a group (7 persons)	20,799,935		15.00%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK
	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,616,374	(9)	12.22%
	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,661,564	(9)(10)	12.99%

	Luxor Capital Group, LP 767 Fifth Avenue, 19th Floor New York, New York 10153	23,590,787	(11)	16.64%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 135,768,318 shares of common stock outstanding as of March 28, 2013.
(2)	Consists of 500,000 shares of common stock and options to acquire an additional 325,000 shares of our common stock (of which 200,000 may vest after 60 days following March 28, 2013) held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 216,374 shares of common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 216,374 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 216,374 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 37,865 of the 216,374 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.
(3)	Consists of 90,000 shares held directly by Melvin L. Williams and in his personal IRA, and 20,000 shares held by Cupit, Milligan, Ogden & Williams PSP and Trust, dated 1/1/97, and options to acquire an additional 75,000 shares of our common stock.
(4)	Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 397,804 shares of our common stock.
(5)	Consists of 305,000 shares held directly by Martin B. Oring (or jointly with his wife), 305,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, and options and warrants to acquire an additional 1,201,609 shares of common stock (of which 500,000 may vest after 60 days following March 28, 2013) held by Mr. Oring and his affiliated entities.
(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 428,518 shares of our common stock (of which 50,000 may vest after 60 days following March 28, 2013) held by Mr. Estra and his affiliated entities.
(7)	Consists of options to acquire 240,800 shares of our common stock (of which 200,000 may vest after 60 days following March 28, 2013) held by Mr. Mack.
(8)	Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.
(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 216,374 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 216,374 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.
(10)	These shares include the 16,400,000 shares and warrants to purchase up to 216,374 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 216,374 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities reported to us that as of March 20, 2013, they beneficially own an aggregate of 17,593,897 shares of common stock and warrants to purchase up to an additional 5,996,890 shares of common stock. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 23,590,787 shares beneficially owned by the Luxor Reporting Entities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following is a description of related party transactions in the two most recent fiscal years ended December 31, 2012.

Transactions with Nanominerals Corp. and Affiliates

General. Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals is one of our principal stockholders. Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals. One of our executive officers and directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals. Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 216,374 common stock purchase warrants owned by Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager. Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals. Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

We commenced our consulting arrangement with Nanominerals in 2005 following the completion of the Assignment Agreement relating to the Clarkdale Slag Project. In 2005, we only reimbursed Nanominerals for technical expenses. However, in 2006, we began to pay Nanominerals the $30,000 monthly fee, plus expense reimbursement due to the significant amount of work that Nanominerals was performing for us. This consulting arrangement was approved by the board, including our former director K. Ian Matheson, who has never had a direct or indirect financial interest in Nanominerals.

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

During the years ended December 31 2011 and 2012, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project. In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities. For the year ended December 31, 2011, we incurred total advanced royalty payments of and reimbursement of expenses to Nanominerals of $180,000 and $8,203, respectively. No amounts were due to Nanominerals as of December 31, 2011. For the year ended December 31, 2012, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $53,400 and $8,095, respectively. $15,000 was due to Nanominerals as of December 31, 2012.

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

We have recorded a liability for the $30,000 monthly payment commitment using imputed interest based on our best estimate of our incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The expected term used was ten years, which represents the maximum term the VRIC liability is payable if the Project Funding Date does not occur by the tenth anniversary of the date of the execution of the letter agreement. We paid $1,050,000 to VRIC from February 15, 2007 (the acquisition date) through December 31, 2010, which included $753,334 of principal and $656,666 of interest. At December 31, 2010, the balance of the principal obligation owing under the letter agreement was $1,747,853. Actual payments made under the letter agreement from January 1, 2011 through December 31, 2012 were made as follows:

	Total Payments	Amount Applied to Interest	Amount Applied to Principal	Balance

At 12/31/10:				$1,747,853

Quarter Ended 3/31/11	90,000	34,589	55,411	1,692,442
Quarter Ended 6/30/11	90,000	33,474	56,526	1,635,916
Quarter Ended 9/30/11	90,000	32,336	57,664	1,578,252
Quarter Ended 12/31/11	90,000	31,174	58,826	1,519,426

2011 Totals	$360,000	$131,573	$228,427	$1,519,426

Quarter Ended 3/31/12	90,000	29,990	60,010	1,459,416
Quarter Ended 6/30/12	90,000	28,782	61,218	1,398,198
Quarter Ended 9/30/12	90,000	27,549	62,451	1,335,747
Quarter Ended 12/31/12	90,000	26,292	63,708	1,272,040

2012 Totals	$360,000	$112,614	$247,387	$1,272,040

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2012 and 2011, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit Milligan of $128,196 and $153,939 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2011 we had an outstanding balance due to the firm of $12,725. No amounts were due to the firm as of December 31, 2012. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $49,996 and $52,339 for the years ended December 31, 2012 and 2011, respectively.

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

Transactions with Luxor Capital Group, L.P.

On June 7, 2012,we completed a private placement (the “Offering”) of our securities to certain investors, (collectively, the “Purchasers”), which consisted of Luxor Capital Partners, L.P. and certain other funds with respect to which Luxor Capital Group, LP (“Luxor”) acts as investment manager. The Purchasers and certain other funds managed by Luxor are principal stockholders of ours.

In the Offering, we sold 4,500,000 shares of our common stock at a purchase price of $0.90 per share, resulting in aggregate gross proceeds to us of $4,050,000.

In connection with the Offering, we entered into a securities purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), each dated June 7, 2012, with the Purchasers.

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of the shares of common stock issued to the Purchasers in the Offering. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the Securities and Exchange Commission within 60 calendar days upon demand by the Purchasers and to use our best efforts to cause such registration statement to become effective within 120 calendar days after the filing date of such registration statement, or we will be subject to certain liquidated damages provisions. We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The Purchasers will also be granted piggyback registration rights with respect to such shares.

If, among other things, (i) we fail to file the initial registration statement within the prescribed period or (ii) any registration statement that we file is not declared effective within 120 calendar days of the required filing date, we have agreed to pay to each Purchaser, as partial liquidated damages, an amount in cash equal to 1% of the aggregate purchase price paid by each such Purchaser for any shares of common stock that have not then been registered for every monthly period following any required filing date and, on a pro rata basis, for every monthly period following the 120 day period within which any registration statement was to be declared effective. The maximum aggregate liquidated damages payable to a Purchaser will not exceed 3% of the aggregate purchase price paid by such Purchaser.

In connection with the Offering, our board of directors agreed to waive certain provisions of our Rights Agreement, dated November 12, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”).

In connection with the Offering, we agreed to waive the 15% limitations currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 17.5% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by BDO USA, LLP, our independent auditors for the year ended December 31, 2012:

	2012	2011

Audit Fees	$23,252	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	3,967	21,561
Total	$27,219	$21,561

Fees for other services provided by BDO, USA, LLP were for technical consultation related to SEC comment process.

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Accountancy Corporation for the years ended December 31, 2012 and 2011:

	2012	2011

Audit Fees	$79,055	$70,944
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$79,055	$70,944

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

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (4)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (5)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (5)
10.3	2007 Stock Option Plan (6)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (7)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (8)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (9)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (10)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (11)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (12)
10.10	Notice of Exercise Option (13)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (14)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (15)
10.13	Special Warranty Deed dated February 15, 2007 (15)
10.14	Bill of Sale dated February 15, 2007 (15)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (15)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (16)

10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (17), (18)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (17)
10.20	Separation and Release Agreement with Ian R. McNeil, dated October 1, 2010 (17)
10.21	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (19)
10.22	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (20)
10.23	Common Stock Purchase Agreement by and between Searchlight Minerals Corp. and Seaside 88, LP, dated December 22, 2010 (21)
10.24	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
10.25	Form of Securities Purchase Agreement, dated June 7, 2012 (23)
10.26	Form of Registration Rights Agreement, dated June 7, 2012 (23)
10.27	Form of Voting Agreement, dated June 7, 2012 (23)
14.1	Code of Ethics (24)
16.1	Brown Armstrong Letter, dated September 24, 2012 (25)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Brown Armstrong Accountancy Corporation
23.2	Consent of Kyle L. Tingle, CPA, LLC
23.3	Consent BDO USA, LLC
23.4	Consent of Arrakis, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
99.1	Audit Committee Charter (24)
99.2	Disclosure Committee Charter (26)
99.3	Related Party Transactions Policy (27)
99.4	Compensation Committee Charter (28)
99.5	Nominating and Corporate Governance Charter (28)
99.6	Corporate Governance Guidelines (28)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.

(6)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(14)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(19)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2010.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 11, 2012.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2012.
(26)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(27)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(28)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2013	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and	March 29, 2013
Martin B. Oring	Director
(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and	March 29, 2013
Carl S. Ager	Director

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 29, 2013
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	March 29, 2013
Michael W. Conboy

/s/ ROBERT D. MCDOUGAL	Director	March 29, 2013
Robert D. McDougal

/s/ JOHN E. MACK	Director	March 29, 2013
John E. Mack

/s/ JORDAN M. ESTRA	Director	March 29, 2013
Jordan M. Estra

