Form 10-Q
period 2013-03-31
Searchlight Minerals Corp.
filed 2013-05-10
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐      No      ☒

As of May 9, 2013, the registrant had 135,768,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$2,411,371	$3,931,591
Prepaid expenses	97,716	129,639

Total current assets	2,509,087	4,061,230

Property and equipment, net	10,443,973	10,715,976
Mineral properties	16,947,419	16,947,419
Slag project	121,692,740	121,667,730
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,916	11,252

Total non-current assets	158,315,198	158,558,527

Total assets	$160,824,285	$162,619,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$141,318	$314,678
Accounts payable - related party	82,921	15,000
Derivative warrant liability	60,843	274,706
VRIC payable, current portion - related party	273,313	267,919

Total current liabilities	558,395	872,303

Long-term liabilities
VRIC payable, net of current portion - related party	933,737	1,004,121
Deferred tax liability	39,052,054	39,648,681

Total long-term liabilities	39,985,791	40,652,802

Total liabilities	40,544,186	41,525,105

Commitments and contingencies - Note 14

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 135,768,318 shares, respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,097,532	153,975,856
Accumulated deficit during exploration stage	(33,953,201)	(33,016,972)

Total stockholders' equity	120,280,099	121,094,652

Total liabilities and stockholders' equity	$160,824,285	$162,619,757

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

			For the period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	568,527	1,045,453	16,246,320
Mineral exploration and evaluation expenses - related party	59,365	48,737	2,519,178
Administrative - Clarkdale site	41,355	73,288	3,817,854
General and administrative	684,275	688,890	22,738,355
General and administrative - related party	58,556	37,467	747,525
Loss on equipment disposition	-	-	611,517
Depreciation	342,107	345,013	4,851,717

Total operating expenses	1,754,185	2,238,848	51,532,466

Loss from operations	(1,754,185)	(2,238,848)	(51,532,466)

Other income (expense)
Rental revenue	6,135	7,480	182,340
Gain on dispute resolution	-	-	502,586
Gain (loss) on the change in fair value of derivative warrant liability	213,863	(3,038,958)	4,221,146
Interest expense	-	-	(14,143)
Interest and dividend income	1,331	2,830	656,117

Total other income (expense)	221,329	(3,028,648)	5,548,046

Loss from continuing operations before income taxes	(1,532,856)	(5,267,496)	(45,984,420)

Deferred income tax benefit	596,627	720,303	15,783,242

Loss from continuing operations	(936,229)	(4,547,193)	(30,201,178)

Discontinued operations
Loss from discontinued operations	-	-	(3,752,023)

Net loss	$(936,229)	$(4,547,193)	$(33,953,201)

Comprehensive loss	$(936,229)	$(4,547,193)	$(33,953,201)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	-	-

Net loss	$(0.01)	$(0.03)

Weighted average common shares outstanding -
Basic	135,768,318	131,018,318

Diluted	135,768,318	131,018,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(936,229)	$(4,547,193)	$(33,953,201)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(936,229)	(4,547,193)	(30,201,178)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	342,107	345,013	4,851,717
Stock based expenses	121,676	136,824	8,169,633
Loss on equipment disposition	-	-	612,866
Amortization of prepaid expense	97,793	173,191	1,780,322
Deferred income taxes	(596,627)	(720,303)	(15,783,242)
Change in fair value of derivative warrant liability	(213,863)	3,038,958	(4,221,146)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(65,870)	(133,706)	(1,878,037)
Reclamation bond and deposits	(3,664)	500	(14,916)
Accounts payable and accrued liabilities	(105,439)	126,920	(110,174)

Net cash used in operating activities	(1,360,116)	(1,579,796)	(37,296,741)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	-	-	366,513
Purchase of property and equipment	(70,104)	(40,650)	(15,519,280)

Net cash used in investing activities	(70,104)	(40,650)	(26,160,006)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	-	70,330,435
Stock issuance costs	-	-	(2,126,373)
Principal payments on capital lease payable	-	-	(116,238)
Payments on VRIC payable - related party	(90,000)	(90,000)	(2,220,001)

Net cash (used) provided by financing activities	(90,000)	(90,000)	65,867,823
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,520,220)	(1,710,446)	2,411,371

CASH AT BEGINNING OF PERIOD	3,931,591	6,161,883	-

CASH AT END OF PERIOD	$2,411,371	$4,451,437	$2,411,371

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$-	$-	$64,894

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

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

Going concern - The Company incurred cumulative net losses of $33,953,201 from operations as of March 31, 2013 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended March 31, 2013, the Company incurred a net loss of $936,229, had negative cash flows from operations of $1,360,116 and may incur additional future losses due to planned continued exploration stage expenses.

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

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Capitalized interest cost - The Company capitalizes interest cost related to acquisition, development and construction of property and equipment which is designed as integral parts of the manufacturing process. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences. Interest cost capitalized from imputed interest on acquisition indebtedness was $25,010 and $29,990 for the three month periods ended March 31, 2013 and 2012, respectively.

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

The Company’s financial instruments consist of the VRIC payable (described in Note 7) and the derivative liability on stock purchase warrants (described in Note 6). The VRIC payable is classified within Level 2 of the fair value hierarchy. The fair value approximates carrying value as the imputed interest rate is considered to approximate a market interest rate.

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

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three month periods ended March 31, 2013 and 2012, there were no transfers of assets between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value and when a net loss is reported. Total potentially dilutive shares excluded from the calculation of diluted earnings per share amounted to 26,256,390 25,975,427 for the three month periods ended March 31, 2013 and 2012, respectively.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operation, or cash flows.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013			December 31, 2012
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated Depreciation	Net book value

Furniture and fixtures	$38,255	$(33,098)	$5,157	$38,255	$(32,055)	$6,200
Lab equipment	249,061	(202,899)	46,162	249,061	(190,446)	58,615
Computers and equipment	86,635	(60,627)	26,008	86,635	(57,836)	28,799
Income property	309,750	(16,326)	293,424	309,750	(15,664)	294,086
Vehicles	47,675	(44,321)	3,354	44,175	(44,175)	-
Slag conveyance equipment	300,916	(175,367)	125,549	300,916	(157,114)	143,802
Demo module building	6,630,063	(2,703,599)	3,926,464	6,630,063	(2,537,848)	4,092,215
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Extraction circuit	898,909	-	898,909	879,962	-	879,962
Leaching and filtration	1,300,618	(585,278)	715,340	1,300,618	(520,247)	780,371
Fero-silicate storage	4,326	(973)	3,353	4,326	(865)	3,461
Electrowinning building	1,492,853	(335,892)	1,156,961	1,492,853	(298,571)	1,194,282
Site improvements	1,577,961	(378,856)	1,199,105	1,534,856	(350,554)	1,184,302
Site equipment	358,055	(279,560)	78,495	353,503	(269,314)	84,189
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,260,769	$(4,816,796)	$10,443,973	$15,190,665	$(4,474,689)	$10,715,976

Depreciation expense was $342,107 and $345,013 for the three month periods ended March 31, 2013 and 2012, respectively. The depreciation method for the grinding circuit is based on units of production. During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of March 31, 2013. Significant components of the extraction circuit were placed in service in late December 2012. Depreciation expense has not been incurred due to minimal use. At March 31, 2013, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of March 31, 2013, the cumulative interest cost capitalized and included in the Slag Project was $925,863.

The following table sets forth the change in the Slag Project for the three month period ended March 31 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012

Slag Pile, beginning balance	$121,667,730	$121,555,117
Capitalized interest costs	25,010	112,613
Slag Pile, ending balance	$121,692,740	$121,667,730

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2013, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2013 and December 31, 2012, the mineral properties balance was $16,947,419.

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

In connection with the Company’s Plan of Operations (“POO”) for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $7,802 as of March 31, 2013 and December 31, 2012, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012

Trade accounts payable	$114,280	$252,782
Accrued compensation and related taxes	27,038	61,896
	$141,318	$314,678

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

As of March 31, 2013, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants due to equity financing transactions completed during the years ended December 31, 2012, 2011 and 2010. For the three month periods ended March 31, 2013 and 2012, no adjustments were made to the warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The exercise price of the Luxor 2009 private placements warrants remains at the previously adjusted price of $1.74 per share.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of derivative liability for the three month periods ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Beginning balance	$(274,706)	$-
Adjustment to warrants	-	-
Change in fair value	213,863	(3,038,958)
Ending balance	$(60,843)	$(3,038,958)

As of March 31, 2013 and December 31, 2012, the fair value of the derivative liability was as follows:

	March 31, 2013	December 31, 2012
Ending balance	$(60,843)	$(274,706)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the three month periods ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Dividend yield	-	-
Expected volatility	90.98%	61.53%
Risk-free interest rate	0.11%	0.15%
Expected life (years)	0.62	0.63

The expected volatility is based on the historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options. The expected life is impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in a significantly lower or higher fair value measurement.

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

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $25,010 and $29,990 for the three month periods ended March 31, 2013 and 2012, respectively and have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending March 31,

2014	$360,000
2015	360,000
2016	360,000
2017	330,000
Thereafter	-

Total minimum payments	1,410,000
Less: amount representing interest	(202,950)

Present value of minimum payments	1,207,050
VRIC payable, current portion	(273,313)

VRIC payable, net of current portion	$933,737

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

During the three month periods ended March 31, 2013 and 2012 the Company did not issue any common stock or enter into any financing agreements.

The following table summarizes the Company’s private placement warrant activity for the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2012	13,828,212	$1.79	0.87
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, March 31, 2013	13,828,212	$1.79	0.87

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. As of March 31, 2013, 8,750,000 of these warrants were outstanding.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2013, the Company had 10,714,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2013, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2013, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of March 31, 2013, all of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2013, the Company had granted 1,151,866 options under the 2009 Directors Plan with a weighted average exercise price of $1.03 per share. As of March 31, 2013, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2013, the Company had granted 911,058 options under the 2007 Plan with a weighted average exercise price of $1.05 per share. As of March 31, 2013, 803,812 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at March 31, 2013.

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

Stock warrants – Upon approval of the Board of Directors, the Company may grant stock warrants to consultants for services performed.

Valuation of awards - At March 31, 2013, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants for the three month periods ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012

Risk-free interest rate	0.77%	1.04%
Dividend yield	-	-
Expected volatility	95.66%	84.94%
Expected life (years)	4.25	4.25

The expected volatility is based on the historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the three month period ended March 31, 2013, the Company granted stock-based awards as follows:

a)	On March 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.48 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2013, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.48 per share. The options were granted to a consultant, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

During the three month period ended March 31, 2012, the Company granted stock-based awards as follows:

a)	On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

Expense for the three month periods ended March 31, 2013 and 2012 related to the vesting, modifying and granting of stock-based compensation awards was $121,676 and $136,824, and was included in general and administrative and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	3,606,178	$0.59	$1.05	4.69
Options/warrants granted	72,000	0.33	0.48	5.00
Options/warrants expired	-	-	-	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, March 31, 2013	3,678,178	$0.58	$1.04	4.45	$4,050

Exercisable, March 31, 2013	2,815,678	$0.54	$1.03	3.53	$4,050

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended March 31, 2013 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCK-BASED COMPENSATION (continued)

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three month period ended March 31, 2013:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2012	1,112,500	$0.80
Options/warrants granted	-	-
Options/warrants vested	(50,000)	(1.40)
Options/warrants cancelled	-	-

Unvested, March 31, 2013	1,062,500	$0.77

For the three month period ended March 31, 2013, the total grant date fair value of shares vested was $70,144. As of March 31, 2013, there was $218,715 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.84 years as of March 31, 2013.

Included in the total of unvested stock options at March 31, 2013, was 700,000 performance based stock options. At March 31, 2013, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.36 years as of March 31, 2013.

10.	WARRANTS AND OPTIONS

The following table summarizes all of the Company’s stock option and warrant activity for the three month period ended March 31, 2013. At March 31, 2013, the total balance included warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2012	26,184,390	$1.22	1.91
Options/warrants granted/issued	72,000	0.48	5.00
Options/warrants expired	-	-	-
Options/warrants forfeited	-	-	-
Options/warranted exercised	-	-	-

Balance, March 31, 2013	26,256,390	$1.21	1.67

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Deferred income tax assets:

Net operating loss carryforward	$15,240,699	$14,724,543
Option compensation	714,918	673,271
Property, plant & equipment	840,045	773,542

Gross deferred income tax assets	16,795,662	16,171,356
Less: valuation allowance	(650,251)	(622,572)

Net deferred income tax assets	16,145,411	15,548,784

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(39,052,054)	$(39,648,681)

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

A reconciliation of the deferred income tax benefit for the three month periods ended March 31, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2013	March 31, 2012

Deferred tax benefit at statutory rates	$536,500	$1,843,624
State deferred tax benefit, net of federal benefit	45,986	158,024
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(27,679)	(84,008)
Change in state NOL’s	(34,841)	-
Gain (loss) on the change in fair value of derivative warrant liability	81,268	(1,154,804)
Permanent differences	(4,590)	(42,533)
Other	(17)	-

Deferred income tax benefit	$596,627	$720,303

The Company had cumulative net operating losses of $40,817,557 as of March 31, 2013 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

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

The Company had cumulative net operating losses of $24,526,850 as of March 31, 2013 for Arizona state income tax purposes. The Company has placed a valuation allowance against Arizona state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2033.

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

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of March 31, 2013, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $8,940 and $8,940 for the three month periods ended March 31, 2013 and 2012, respectively.

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

Total advance royalty payments to NMC for the three month periods ended March 31, 2013 and 2012 were $45,000 and $45,000, respectively, and has been included in “Mineral exploration and evaluation expenses – related party” on the statements of operations.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company’s current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. As of the date of this filing, these contingencies had not changed.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2013, the Company had deposits in excess of FDIC insured limits in the amount of $1,753,154.

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

For the three month period ended March 31, 2013, the Company incurred total reimbursement of expenses to NMC of $1,515, additional consulting services provided of $12,850 and advance royalty payments of $45,000. At March 31, 2013, $24,365 was due to NMC.

For the three month period ended March 31, 2012, the Company incurred total reimbursement of expenses to NMC of $3,737 and advance royalty payments of $45,000. At December 31, 2012, $15,000 was due to NMC.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. Mr. Williams is affiliated with CMOW.

The Company incurred total fees to CMOW of $58,556 for the three month period ended March 31, 2013. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement. The direct benefit to Mr. Williams was $22,837 of the above CMOW fees and expenses. The Company had an outstanding balance due to CMOW of $58,556 as of March 31, 2013.

The Company incurred total fees to CMOW of $37,467 three month period ended March 31, 2012. The direct benefit to Mr. Williams was $12,739 for the three month period ended March 31, 2012. At December 31, 2012, no amounts were due to CMOW.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2013 and changes in our financial condition from our year ended December 31, 2012. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Derivative warrant liability - We have certain warrants with anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if we issue common stock or common stock equivalents at a price less than the exercise price. We determined that these warrants were not afforded equity classification because they embody risks not clearly and closely related to the host contract. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

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

Income taxes - We follow the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, that it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

Results of Operations

Three months ended March 31, 2013 and 2012

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended March, 31
	2013	2012	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,754,185)	(2,238,848)	(22)%
Rental revenue	6,135	7,480	(18)%
Interest and dividend income	1,331	2,830	(53)%
Change in derivative warrant liability	213,863	(3,038,958)	(107)%
Income tax benefit	596,627	720,303	(17)%
Net loss	$(936,229)	$(4,547,193)	(79)%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the three months ended March 31, 2013. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2013	2012	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$568,527	$1,045,453	(46)%
Mineral exploration and evaluation expenses – related party	59,365	48,737	22%
Administrative – Clarkdale site	41,355	73,288	(44)%
General and administrative	684,275	688,890	(1)%
General and administrative – related party	58,556	37,467	56%
Depreciation	342,107	345,013	(1)%
Total operating expenses	$1,754,185	$2,238,848	(22)%

Operating expenses decreased by 22% to $1,754,185 during the three month period ended March 31, 2013 from $2,238,848 during the three month period ended March 31, 2012. Operating expense decreased primarily as a result of less mineral and exploration expense incurred in the first quarter of 2013 and to reduced administrative expenses at the Clarkdale site.

Mineral exploration and evaluation expenses decreased by 46% to $568,527 during the three month period ended March 31, 2013 from $1,045,453 during the three month period ended March 31, 2012. The decrease was due to substantial portions of our autoclave testing performed in the first quarter of 2012 in both Chile and Australia resulting in additional consulting and travel expenses.

Mineral exploration and evaluation expenses – related party increased by 22% to $59,365 during the three month period ended March 31, 2013 from $48,737 during the three month period ended March 31, 2012. The increase is due to NMC providing additional consulting services to the Company related to research activities and oversight of consultants for the quarter ended March 31, 2013.

Administrative – Clarkdale site expenses decreased by 44% to $41,355 during the three month period ended March 31, 2013 from $73,288 for the three month period ended March 31, 2012. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and less of our site manager’s time allocated to administrative tasks.

General and administrative expenses decreased 1% and amounted to $684,275 during the three month period ended March 31, 2013 from $688,890 during the three month period ended March 31, 2012.

General and administrative – related party amounted to $58,556 and $37,467 for the three month periods ended March 31, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $22,837 and $12,739 of the above fees for the three month periods ended March 31, 2013 and 2012, respectively. The increase in fees is attributed to the additional accounting services provided in 2013 due to transition to accelerated filer status and detailed XBRL tagging.

Depreciation expense decreased to $342,107 during the three month period ended March 31, 2013 from $345,013 during the three month period ended March 31, 2012.

Other Income and Expenses. Total other income increased to $221,329 during the three month period ended March 31, 2013 from $(3,028,648) during the three month period ended March 31, 2012. The increase was primarily due to recognizing a $213,863 gain on the change in the fair value of our derivative warrant liability for the three month period ended March 31, 2013 compared to a loss of $3,038,958 for the same period in 2012.

We received incidental rental revenue of $6,135 and $7,480 during the three month periods ended March 31, 2013 and 2012, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania. The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants. Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit. Income tax benefit decreased by 17% to $596,627 during the three month period ended March 31, 2013 from $720,303 during the three month period ended March 31, 2012. The decrease in our tax benefit resulted from the decrease in our loss from operations as discussed above.

Net Loss. The aforementioned factors resulted in a net loss of $936,229 or $0.01 per common share, for the three month period ended March 31, 2013, as compared to a net loss of $4,547,193, or $0.03 per common share, for the three month period ended March 31, 2012.

As of March 31, 2013 and December 31 2012, we had cumulative net operating loss carryforwards of $40,817,557 and $39,367,564, respectively, for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of $24,526,850 and $24,294,040 as of March 31, 2013 and December 31, 2012, respectively, for state income tax purposes. The state net operating loss carryforwards began expiring in 2012 and unless used will continue to expire through 2033.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. No financing transactions occurred during the first quarter of 2013. During the year ended December 31, 2012, we conducted the following financings of our securities:

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

Working Capital

The following is a summary of our working capital at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	Percent Increase/(Decrease)
Current Assets	$2,509,087	$4,061,230	(38)%
Current Liabilities	(558,395)	(872,303)	(36)%
Working Capital	$1,950,692	$3,188,927	(39)%

As of March 31, 2013, we had an accumulated deficit of $33,953,201. As of March 31, 2013, we had working capital of $1,950,692, compared to working capital of $3,188,927 as of December 31, 2012. The decrease in our working capital was primarily attributable to our net loss and principal payments on our long term liabilities. Cash was $2,411,371 as of March 31, 2013, as compared to $3,931,591 as of December 31, 2012.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2013	2012	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,360,116)	$(1,579,796)	(14)%
Cash Flows Used in Investing Activities	(70,104)	(40,650)	72%
Cash Flows Used in Financing Activities	(90,000)	(90,000)	-
Net Change in Cash During Period	$(1,520,220)	$(1,710,446)	(11)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $1,360,116 during the three month period ended March 31, 2013 from $1,579,796 during the three month period ended March 31, 2012. The decrease in cash used in operating activities was primarily due to a reduction in our net loss due to less mineral exploration consulting fees incurred.

Net Cash Used in Investing Activities. Net cash used in investing activities was $70,104 during the three month period ended March 31, 2013, as compared to net cash used of $40,650 during the three month period ended March 31, 2012. The change was primarily the result of more funds expended related to acquisition of property and equipment.

Net Cash Used in Financing Activities. There was no change in net cash used in financing activities for the three month period ended March 31, 2013 compared to the same period in 2012. In both quarters, financing activities were limited to principal payments on the VRIC payable.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During 2013, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 30, 2013, we had cash reserves in the amount of approximately $1,800,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As of March 31, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2013, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements. The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The adoption of this guidance did not have a material effect on our financial condition, results of operation, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $2,411,371 at March 31, 2013 and $3,931,591 at December 31, 2012. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended March 31, 2013 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.	Other Information

None.

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

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: May 10, 2013	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)

