Form 10-Q
period 2013-06-30
Searchlight Minerals Corp.
filed 2013-08-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 2013

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

Yes          ☐   No           ☒

As of August 12, 2013, the registrant had 135,768,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$860,669	$3,931,591
Prepaid expenses	89,810	129,639

Total current assets	950,479	4,061,230

Property and equipment, net	10,133,530	10,715,976
Mineral properties	16,947,419	16,947,419
Slag project	121,716,440	121,667,730
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Reclamation bond and deposits, net	14,916	11,252

Total non-current assets	158,028,455	158,558,527

Total assets	$158,978,934	$162,619,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$73,653	$314,678
Accounts payable - related party	20,376	15,000
Derivative warrant liability	-	274,706
VRIC payable, current portion - related party	278,816	267,919

Total current liabilities	372,845	872,303

Long-term liabilities
VRIC payable, net of current portion - related party	861,934	1,004,121
Deferred tax liability	38,504,075	39,648,681

Total long-term liabilities	39,366,009	40,652,802

Total liabilities	39,738,854	41,525,105

Commitments and contingencies - Note 14

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 135,768,318 shares, respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,171,137	153,975,856
Accumulated deficit during exploration stage	(35,066,825)	(33,016,972)

Total stockholders' equity	119,240,080	121,094,652

Total liabilities and stockholders' equity	$158,978,934	$162,619,757

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For the three months ended		For the six months ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	672,262	561,232	1,240,790	1,606,685	16,918,583
Mineral exploration and evaluation expenses - related party	50,078	47,229	109,442	95,966	2,569,255
Administrative - Clarkdale site	68,996	69,640	110,349	142,928	3,886,848
General and administrative	569,745	734,972	1,254,021	1,424,714	23,308,101
General and administrative - related party	23,789	27,451	82,345	64,918	771,314
Loss on equipment disposition	-	25,897	-	25,897	611,517
Depreciation	342,288	343,580	684,396	688,593	5,194,006

Total operating expenses	1,727,158	1,810,001	3,481,343	4,049,701	53,259,624

Loss from operations	(1,727,158)	(1,810,001)	(3,481,343)	(4,049,701)	(53,259,624)

Other income (expense)
Rental revenue	6,480	7,635	12,615	15,115	188,820
Gain on dispute resolution	-	-	-	-	502,586
Change in fair value of derivative warrant liability	60,843	2,992,076	274,706	(46,882)	4,281,989
Interest expense	(2,353)	-	(2,353)	-	(16,496)
Interest and dividend income	585	2,381	1,916	5,211	656,702

Total other income (expense)	65,555	3,002,092	286,884	(26,556)	5,613,601

(Loss) income before income taxes and discontinued operations	(1,661,603)	1,192,091	(3,194,459)	(4,076,257)	(47,646,023)

Income tax benefit	547,979	600,133	1,144,606	1,320,436	16,331,221

(Loss) income from continuing operations	(1,113,624)	1,792,224	(2,049,853)	(2,755,821)	(31,314,802)

Discontinued operations
Loss from discontinued operations	-	-	-	-	(3,752,023)

Net (loss) income	$(1,113,624)	$1,792,224	$(2,049,853)	$(2,755,821)	$(35,066,825)

Comprehensive (loss) income	$(1,113,624)	$1,792,224	$(2,049,853)	$(2,755,821)	$(35,066,825)

(Loss) income per common share - basic and diluted
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.02)	$(0.02)
Loss from discontinued operations	-	-	-	-

Net (loss) income	$(0.01)	$0.01	$(0.02)	$(0.02)

Weighted average common shares outstanding -
Basic	135,768,318	132,257,329	135,768,318	131,641,246

Diluted	135,768,318	142,558,638	135,768,318	131,641,246

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,049,853)	$(2,755,821)	$(35,066,825)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(2,049,853)	(2,755,821)	(31,314,802)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	684,396	688,593	5,194,006
Stock based expenses	195,281	357,034	8,243,238
Loss on disposition of fixed assets	-	25,897	612,866
Amortization of prepaid expense	175,862	256,881	1,858,391
Deferred income taxes	(1,144,606)	(1,320,436)	(16,331,221)
Change in fair value of derivative warrant liability	(274,706)	46,882	(4,281,989)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(136,033)	(284,845)	(1,948,200)
Reclamation bond and deposits	(3,664)	500	(14,916)
Accounts payable and accrued liabilities	(235,649)	36,988	(240,384)

Net cash used in operating activities	(2,788,972)	(2,948,327)	(38,725,597)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	-	500	366,513
Purchase of property and equipment	(101,950)	(78,689)	(15,551,126)

Net cash used in investing activities	(101,950)	(78,189)	(26,191,852)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,143,750	70,330,435
Stock issuance costs	-	(2,040)	(2,126,373)
Principal payments on capital lease payable	-	-	(116,238)
Payments on VRIC payable - related party	(180,000)	(180,000)	(2,310,001)

Net cash (used) provided by financing activities	(180,000)	3,961,710	65,777,823
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(3,070,922)	935,194	860,669

CASH AT BEGINNING OF PERIOD	3,931,591	6,161,883	-

CASH AT END OF PERIOD	$860,669	$7,097,077	$860,669

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the six months ended		through
	June 30, 2013	June 30, 2012	June 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$2,353	$-	$67,247

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

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

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the United Kingdom (the “UK”).  On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” (“Phage”).

In February 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight Claims. The Company has consequently been considered as an exploration stage enterprise. Also in connection with its corporate restructuring, its Board of Directors approved a change in its name from Phage to "Searchlight Minerals Corp.” effective June 23, 2005.

Going concern - The Company incurred cumulative net losses of $35,066,825 from operations as of June 30, 2013 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended June 30, 2013, the Company incurred a net loss of $1,113,624. For the six month period ended June 30, 2013, the Company incurred a net loss of $2,049,853, had negative cash flows from operating activities of $2,788,972 and will incur additional future losses due to planned continued exploration stage expenses.

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

Mineral exploration and development costs - Exploration expenditures incurred prior to entering the development stage are expensed and included in mineral exploration and evaluation expense.

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

Impairment of long-lived assets- The Company reviews and evaluates its long-lived assets for impairment at each balance sheet date due to its planned exploration stage losses and documents such impairment testing. Mineral properties in the exploration stage are monitored for impairment based on factors such as the Company’s continued right to explore the property, exploration reports, drill results, technical reports and continued plans to fund exploration programs on the property.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inp uts that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

The Company is not exposed to significant interest or credit risk arising from these financial instruments. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three and six month periods ended June 30, 2013 and 2012, there were no transfers of assets between levels.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements GAAP. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The adoption of this guidance did not have a material effect on the Company's financial condition, results of operation, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on its financial condition, results of operation, or cash flows.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	Value

Furniture and fixtures	$38,255	$(34,141)	$4,114	$38,255	$(32,055)	$6,200
Lab equipment	249,061	(215,352)	33,709	249,061	(190,446)	58,615
Computers and equipment	91,002	(63,069)	27,933	86,635	(57,836)	28,799
Income property	309,750	(16,988)	292,762	309,750	(15,664)	294,086
Vehicles	47,675	(44,467)	3,208	44,175	(44,175)	-
Slag conveyance equipment	300,916	(193,619)	107,297	300,916	(157,114)	143,802
Demo module building	6,630,063	(2,869,351)	3,760,712	6,630,063	(2,537,848)	4,092,215
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Extraction circuit	898,909	-	898,909	879,962	-	879,962
Leaching and filtration	1,300,618	(650,309)	650,309	1,300,618	(520,247)	780,371
Fero-silicate storage	4,326	(1,082)	3,244	4,326	(865)	3,461
Electrowinning building	1,492,853	(373,213)	1,119,640	1,492,853	(298,571)	1,194,282
Site improvements	1,603,041	(408,103)	1,194,938	1,534,856	(350,554)	1,184,302
Site equipment	360,454	(289,391)	71,063	353,503	(269,314)	84,189
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,292,615	$(5,159,085)	$10,133,530	$15,190,665	$(4,474,689)	$10,715,976

Depreciation expense was $342,288 and $343,580 for the three month periods ended June 30, 2013 and 2012, respectively and $684,396 and $688,593 for the six month periods ended June 30, 2013 and 2012, respectively. The depreciation method for the grinding circuit is based on units of production.  During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of June 30, 2013. Significant components of the extraction circuit were placed in service in late December 2012. Depreciation expense has not been incurred due to minimal use. At June 30, 2013, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    CLARKDALE SLAG PROJECT (continued)

Closing of the TI acquisition occurred on February 15, 2007, (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

a)	The Company paid $200,000 in cash to VRIC on the execution of a letter agreement;

b)	The Company paid $9,900,000 in cash to VRIC on the Closing Date;

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of June 30, 2013, the cumulative interest cost capitalized and included in the Slag Project was $949,563.

The following table sets forth the change in the Slag Project for the six month period ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Slag Pile, beginning balance	$121,667,730	$121,555,117
Capitalized interest costs	48,710	112,613

Slag Pile, ending balance	$121,716,440	$121,667,730

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    MINERAL PROPERTIES - MINING CLAIMS

As of June 30, 2013, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2013 and December 31, 2012, the mineral properties balance was $16,947,419, respectively.

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

In connection with the Company’s Plan of Operations (“POO”) for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $7,802 as of June 30, 2013 and December 31, 2012, respectively.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012

Trade accounts payable	$23,131	$252,782
Accrued compensation and related taxes	50,522	61,896

	$73,653	$314,678

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

On November 1, 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013. In all other respects, the terms and conditions of the warrants remained the same. With respect to the extension, the Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.19%
Expected volatility	94.94%

The expected life of the warrants, which is an output of the model, was one year.

As of June 30, 2013, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.71 per share, and (ii) the number of warrants was increased by 444,562 warrants due to equity financing transactions completed during the years ended December 31, 2012, 2011 and 2010. For the three and six month periods ended June 30, 2013, no adjustments were made to the warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The exercise price of the Luxor 2009 private placements warrants remains at the previously adjusted price of $1.74 per share. For the three and six month periods ended June 30, 2012 no adjustments were made to the warrants.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

6.    DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of derivative liability for the six month period ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012

Beginning balance	$(274,706)	$-
Adjustment to warrants	274,706	(734)
Change in fair value	-	(273,972)

Ending balance	$-	$(274,706)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, a Level 3 input, with the following assumptions used for the six month periods ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012

Dividend yield	-	-
Expected volatility	90.98%	59.47% - 67.43%
Risk-free interest rate	0.07% - 0.11%	0.12% - 0.15%
Expected life (years)	0.40 - 0.60	0.33 - 0.63

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.    VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date.  Mr. Harry Crockett, one of the Company’s former directors, was anaffiliate of VRIC. Mr. Crockett joined the Board of Directors subsequent to the acquisition. Mr. Crockett passed away in September 2010 .

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $23,701 and $28,782 for the three month periods ended June 30, 2013 and 2012, respectively, and $48,710 and $58,772 for the six month periods ended June 30, 2013 and 2012, respectively. Interest costs incurred have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending June 30,

2014	$360,000
2015	360,000
2016	360,000
2017	240,000
Thereafter	-

Total minimum payments	1,320,000
Less: amount representing interest	(179,250)

Present value of minimum payments	1,140,750
VRIC payable, current portion	278,816

VRIC payable, net of current portion	$861,934

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 14.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.     STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2013 the Company did not issue any common stock or enter into any financing agreements.

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

         The following table summarizes the Company’s private placement warrant activity for the six month period ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2012	13,828,212	$1.79	0.87
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, June 30, 2013	13,828,212	$1.79	0.37

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. As of June 30, 2013, 8,750,000 of these warrants were outstanding.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company's stockholders that authorize the granting of stock option awards subject to certain conditions. At June 30, 2013, the Company had 10,660,576 of its common shares available for issuance for stock option awards under the Company's stock option plans.

At June 30, 2013, the Company had the following stock option plans available:

⋅     2009 Incentive Plan - The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company's common stock on the grant date and the maximum term of the options is generally ten years. For grantees who own more than 10% of the Company's common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company's stockholders on December 15, 2009 and the amendment was approved by the Company's stockholders on May 8, 2012. As of June 30, 2013, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of June 30, 2013, 1,212,500 of the options granted were outstanding.

⋅     2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company's common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The plan was approved by the Company's stockholders on December 15, 2009 and the amendment was approved by the Company's stockholders on May 8, 2012. As of June 30, 2013, the Company had granted 1,205,866 options under the 2009 Directors Plan with a weighted average exercise price of $1.00 per share. As of June 30, 2013, all of the options granted were outstanding.

⋅     2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company's stockholders on June 15, 2007. As of June 30, 2013, the Company had granted 911,058 options under the 2007 Plan with a weighted average exercise price of $1.05 per share. As of June 30, 2013, 803,812 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at June 30, 2013.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     STOCK-BASED COMPENSATION (continued)

Non-Employee Directors Equity Compensation Policy – Non-employee directors have a choice between receiving $9,000 value of common stock per quarter, where the number of shares is determined by the closing price of the Company's stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of the Company's common stock on the last trading day of each quarter. Effective April 1, 2011, the Board of Directors implemented a policy whereby the number of options granted for quarterly compensation to each director is limited to 18,000 options per quarter.

Stock warrants – Upon approval of the Board of Directors, the Company may grant stock warrants to consultants for services performed.

Valuation of awards - At June 30, 2013, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for grants for the six month periods ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012

Risk-free interest rate	0.77% - 1.41%	0.37% - 1.04%
Dividend yield	-	-
Expected volatility	90.39% - 95.66%	84.94% - 91.36%
Expected life (years)	4.25	2.00 - 4.25

The expected volatility is based on the historical volatility levels on the Company's common stock. The risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options.

The expected life of awards represents the weighted-average period the stock options or warrants are expected to remain outstanding and is a derived output of the Binomial Lattice model. The expected life is impacted by all of the underlying assumptions and calibration of the Company's model. The Binomial Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the six month period ended June 30, 2013, the Company granted stock-based awards as follows:

a)   On June 30, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.288 per share. The options were granted to three of the Company's non-management directors for directors' compensation, are fully vested and expire on June 30, 2018. The exercise price of the stock options equaled the closing price of the Company's common stock for the grant date.

b)   On March 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.48 per share.  The options were granted to three of the Company's non-management directors for directors' compensation, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company's common stock for the grant date.

c)    On March 31, 2013, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.48 per share. The options were granted to a consultant, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company's common stock for the grant date.

During the six month period ended June 30, 2012, the Company granted stock-based awards as follows:

a)   On June 30, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,053 shares of common stock at $0.94 per share. 40,800 of the options were granted to three of the Company's non-management directors and 13,253 options were granted to a former director for directors' compensation. All of the options are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company's common stock on the grant date.

b)   On June 30, 2012, the Company granted stock options under the 2007 Plan for the purchase of 4,747 shares of common stock at $0.94 per share. The options were granted to a consultant, are fully vested and expire on June 30, 2017. The exercise price of the stock options equaled the closing price of the Company's common stock on the grant date.

c)    On June 7, 2012, the Company modified the terms of a stock option grant made to a director by extending the expiration date from June 30, 2012 to November 4, 2015. All other option terms remained unchanged. The modification resulted in additional expense of $53,613.

d)   On March 31, 2012, the Company granted stock options under the 2009 Directors Plan for the purchase of 28,125 shares of common stock at $1.92 per share. The options were granted to three of the Company's non-management directors for directors' compensation, are fully vested and expire on March 31, 2017. The exercise price of the stock options equaled the closing price of the Company's common stock for the grant date.

Expenses related to the vesting, modifying and granting of stock-based compensation awards was $73,605 and $220,210 for the three month periods ended June 30, 2013 and 2012, respectively, and $195,281 and $357,034 for the six month periods ended June 30, 2013 and 2012, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     STOCK-BASED COMPENSATION (continued)

       The following table summarizes the Company's stock-based compensation activity for the six month period ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	3,606,178	$0.59	$1.05	4.69
Options/warrants granted	126,000	0.24	0.40	4.86
Options/warrants expired	-	-	-	-
Options/warrants forfeited	(10,000)	0.50	1.22	-
Options/warrants exercised	-	-	-	-

Outstanding, June 30, 2013	3,722,178	$0.57	$1.03	4.22	$-

Exercisable, June 30, 2013	2,859,678	$0.53	$1.02	3.32	$-

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the quarter ended June 30, 2013 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable

Unvested awards - The following table summarizes the changes of the Company's stock-based compensation awards subject to vesting for the six month period ended June 30, 2013:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2012	1,112,500	$0.80
Options/warrants granted	-	-
Options/warrants vested	(250,000)	(1.11)
Options/warrants cancelled	-	-

Unvested, June 30, 2013	862,500	$0.71

For the three and six month periods ended June 30, 2013, the total grant date fair value of shares vested was $208,441 and $278,585, respectively. As of June 30, 2013, there was $151,026 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.67 years as of June 30, 2013.

Included in the total of unvested stock options at June 30, 2013, was 500,000 performance based stock options. At June 30, 2013, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.38 years as of June 30, 2013.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. WARRANTS AND OPTIONS

The following table summarizes all of the Company's stock option and warrant activity for the six month period ended June 30, 2013. At June 30, 2013, the total balance included warrants issued pursuant to private placement agreements, warrants issued in 2005 in connection with the Clarkdale Slag Project (as discussed in Note 3) and stock options and warrants issued as compensation to directors, employees and consultants:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)

Balance, December 31, 2012	26,184,390	$1.22	1.91
Options/warrants granted/issued	126,000	0.40	4.86
Options/warrants expired	-	-	-
Options/warrants forfeited	(10,000)	1.22	-
Options/warranted exercised	-	-	-

Balance, June 30, 2013	26,300,390	$1.21	1.43

11.  STOCKHOLDER RIGHTS PLAN

The Company adopted a Stockholder Rights Plan (the "Rights Plan") in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company's Board of Directors determines is not in the best interest of the Company or its stockholders. Under the plan, each currently outstanding share of the Company's common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company's outstanding common stock. The Rights Plan was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company's reported earnings per share and was not taxable to the Company or its stockholders.

In connection with the private placement completed on June 7, 2012 with Luxor the Company agreed to waive the 15% limitation currently in the Rights Plan with respect to Luxor, and to allow Luxor to become the beneficial owner of up to 17.5% of the Company's common stock, without being deemed to be an "acquiring person" under the Rights Plan. Following the private placement, Luxor became a beneficial owner of approximately 17.48% of the Company's common stock.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad - rental - CML rents land to Clarkdale Arizona Central Railroad on month to month terms at $1,700 per month.

Commercial building rental - CML rents commercial building space to various tenants. Rental arrangements are minor in amount and are typically month-to-month.

Land lease - wastewater effluent - Pursuant to the acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ ("Clarkdale"). The Company provides approximately 60 acres of land to Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

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

13. INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company's net deferred income tax assets and liabilities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012

Deferred income tax assets:

Net operating loss carryforward	$15,765,922	$14,724,543
Option compensation	738,299	673,271
Property, plant & equipment	906,466	773,542

Gross deferred income tax assets	17,410,687	16,171,356
Less: valuation allowance	(717,297)	(622,572)

Net deferred income tax assets	16,693,390	15,548,784

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(38,504,075)	$(39,648,681)

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. INCOME TAXES (continued)

The realizability of deferred tax assets are reviewed at each balance sheet date. The majority of the Company's deferred tax liabilities are related to depletable assets. Such depletion will begin with the processing of mineralized material once production has commenced. Therefore, the deferred tax liabilities will reverse in similar time periods as the deferred tax assets. The reversal of the deferred tax liabilities is sufficient to support the deferred tax assets. The valuation allowance relates to state net operating loss carryforwards which may expire unused due to their shorter life.

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

A reconciliation of the deferred income tax benefit for the three month periods ended June 30, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2013	June 30, 2012

Deferred tax benefit (expense) at statutory rates	$581,561	$(417,232)
State deferred tax benefit (expense), net of federal benefit (expense)	49,848	(35,763)
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(67,046)	(84,007)
Change in state NOL's	(34,841)	-
Gain on the change in fair value of derivative warrant liability	23,120	1,136,989
Permanent differences	(4,590)	-
Other	(73)	146

Deferred income tax benefit	$547,979	$600,133

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. INCOME TAXES (continued)

A reconciliation of the deferred income tax benefit for the six month periods ended June 30, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2013	June 30, 2012

Deferred tax benefit at statutory rates	$1,118,061	$1,426,690
State deferred tax benefit, net of federal benefit	95,834	122,288
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(94,725)	(168,015)
Change in state NOL's	(69,681)	-
Gain (loss) on the change in fair value of derivative warrant liability	104,388	(17,815)
Permanent differences	(9,179)	(42,471)
Other	(92)	(241)

Deferred income tax benefit	$1,144,606	$1,320,436

The Company had cumulative net operating losses of $42,291,405 as of June 30, 2013 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

State income tax allocation - The Company had cumulative net operating losses of $25,671,470 as of June 30, 2013 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2033.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company's federal tax returns for the years ended December 31, 2009 and 2010 are currently under examination by the Internal Revenue Service.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company rents office space in Henderson, Nevada on month-to-month terms. As of June 30, 2013, the monthly rent was $2,980.

Rental expense resulting from this operating lease agreement was $8,940 and $8,940 for the three month periods ended June 30, 2013 and 2012, respectively and $17,880 and $17,880 for the six month periods ended June 30, 2013 and 2012, respectively.

Severance Agreements - The Company has severance agreements with two executive officers that provide for various payments if the officer's employment agreement is terminated by the Company, other than for cause. At June 30, 2013, the total potential liability for severance agreements was $112,500.

Purchase consideration Clarkdale Slag Project - In consideration of the acquisition of the Clarkdale Slag Project from VRIC, the Company has agreed to certain additional contingent payments. The acquisition agreement contains payment terms which are based on the Project Funding Date as defined in the agreement:

a)   The Company has agreed to pay VRIC $6,400,000 on the Project Funding Date;

b)    The Company has agreed to pay VRIC a minimum annual royalty of $500,000, commencing on the Project Funding Date (the "Advance Royalty"), and an additional royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project (the "Project Royalty"). The Advance Royalty remains payable until the first to occur of: (i) the end of the first calendar year in which the Project Royalty equals or exceeds $500,000 or (ii) February 15, 2017. In any calendar year in which the Advance Royalty remains payable, the combined Advance Royalty and Project Royalty will not exceed $500,000; and,

c)    The Company has agreed to pay VRIC an additional amount of $3,500,000 from the net cash flow of the Clarkdale Slag Project.

The Advance Royalty shall continue for a period of ten years from the Agreement Date or until such time that the Project Royalty shall exceed $500,000 in any calendar year, at which time the Advance Royalty requirement shall cease.

Clarkdale Slag Project royalty agreement - NMC - Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company's 50% joint venture interest in the production from the Clarkdale Slag Project. Upon the assignment to the Company of VRIC's 50% interest in the Joint Venture Agreement in connection with the reorganization with Transylvania International, Inc., the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. COMMITMENTS AND CONTINGENCIES (continued)

On July 25, 2011, the Company and NMC entered into an amendment (the "Third Amendment") to the assignment agreement between the parties dated June 1, 2005. Pursuant to the Third Amendment, the Company agreed to pay advance royalties (the "Advance Royalties") to NMC of $15,000 per month (the "Minimum Royalty Amount") effective as of January 1, 2011. The Third Amendment also provides that the Minimum Royalty Amount will continue to be paid to NMC in every month where the amount of royalties otherwise payable would be less than the Minimum Royalty Amount, and such Advance Royalties will be treated as a prepayment of future royalty payments. In addition, fifty percent of the aggregate consulting fees paid to NMC from 2005 through December 31, 2010 were deemed to be prepayments of any future royalty payments. As of December 31, 2010, aggregate consulting fees previously incurred amounted to $1,320,000, representing credit for advance royalty payments of $660,000.

Total advance royalty payments to NMC were $45,000 and $45,000 for the three month periods ended June 30, 2013 and 2012, respectively, and $90,000 and $90,000 for the six month periods ended June 30, 2013 and 2012, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses - related party on the statements of operations.

Development agreement - In January 2009, the Company submitted a development agreement to the Town of Clarkdale for development of an Industrial Collector Road (the "Road"). The purpose of the Road is to provide the Company the capability to transport supplies, equipment and products to and from the Clarkdale Slag Project site efficiently and to meet stipulations of the Conditional Use Permit for the full production facility at the Clarkdale Slag Project.

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

The Company estimates the initial cost of construction of the Road to be approximately $3,500,000 and the cost of additional enhancements to be approximately $1,200,000 which will be required to be funded by the Company. Based on the uncertainty of the contingencies, this cost is not included in the Company's current operating plans. Funding for construction of the Road will require obtaining project financing or other significant financing. As of the date of this filing, these contingencies had not changed.

Registration Rights Agreement - In connection with the June 7, 2012 private placement, the Company entered into a RRA with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. The Company also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate purchase price paid by the investors for each 30 day period in which a registration default, as defined by the RRA, exists. The maximum penalty is equal to 3.0% of the purchase price which amounts to $121,500. As of the date of this filing, the Company does not believe the penalty to be probable and accordingly, no liability has been accrued.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.   CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2013, the Company had deposits in excess of FDIC insured limits in the amount of $193,149.

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

17. RELATED PARTY TRANSACTIONS

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities. One of our executive officers, Mr. Ager, is affiliated with NMC. Prior to January 1, 2011, the Company paid a negotiated monthly fee ranging from $15,000 to $30,000 plus reimbursement of expenses incurred. Effective January 1, 2011, the Company and NMC agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred and consulting services provided.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 14.

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Reimbursement of expenses	$578	$2,229	$2,092	$5,966
Consulting services provided	4,500	-	17,350	-
Advance royalty payments	45,000	45,000	90,000	90,000

Mineral and exploration expense – related party	$50,078	$47,229	$109,442	$95,966

$17,000 and $15,000 was due to NMC at June 30, 2013 and December 31, 2012, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. RELATED PARTY TRANSACTIONS (continued)

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs ("CMOW") to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams' time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Accounting support services	$23,789	$27,451	$82,345	$64,918
Direct benefit to CFO	$9,278	$9,333	$32,115	$22,072

The Company had an outstanding balance due to CMOW of $3,376 as of June 30, 2013. At December 31, 2012, no amount was due to CMOW.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18. EARNINGS PER SHARE

Earnings per share is computed using the weighted average common shares and dilutive common equivalent shares outstanding. Potentially dilutive securities consist of outstanding stock options and warrants.

As of June 30, 2013, 26,300,390 stock options and warrants were outstanding, but were not considered in the computation of diluted earnings per share for either of the three or six month periods then ended as their inclusion would be anti-dilutive.

As of June 30, 2012, 25,827,890 stock options and warrants were outstanding, but were not considered in the computation of diluted earnings per share for the six month period then ended as their inclusion would be anti-dilutive.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2013 and changes in our financial condition from our year ended December 31, 2012. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.
Leaching. The second step of our production process involves leaching gold from the ground slag material. Our original open-vessel ambient leach process leached gold into solution during our initial pilot tests. However, during our scale-up to a larger pilot size we discovered that the high levels of iron and silica that were leached into solution produced a pregnant leach solution (“PLS”) that became gelatinous over time. We tried numerous methods to remedy this issue. However, it was determined that, with the high levels of iron and silica in solution, the extraction of the gold from the PLS was not commercially feasible. Hence, we concluded that this open-vessel leach process was not viable for a production facility.

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

During the third quarter of 2011, we received the results of testing from an independent engineering firm in Chile whereby a number of batch autoclave tests, under various metallurgical conditions using both pressure oxidation (“POX”) and pressure oxidative leach (“POL”) testing methodologies were completed. The optimized POX tests produced slightly less than or equal to 0.5 opt gold and the optimized POL tests produced 0.5 opt gold or slightly greater. Moreover, the test results reaffirm that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach. Additionally, since the POL method involves fewer process steps resulting in lower operating costs, and appeared to consistently place higher grades of gold into solution, this process was likely to be superior to the POX method in achieving better results.

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

The Australian testing firm also noted the existence of analytical difficulties previously reported by our independent consultants and us. We have been advised that the results of this test work is largely based on the analysis carried out on gold solutions emanating from the tests, by AAS/ICP-OES. Analysis of gold in solution by this method is not in agreement with fire assays analysis and both methods areprone to analytical difficulties due to the refractory nature of the slag. A different analytical method was used by the Australian testing firm, the Inductively Coupled Plasma Mass Spectroscopy, or ICPMS. Fire assay (performed by the Australian testing firm), as well as Neutron Activation (performed by an independent third party consulting agency), were also used to perform analyses of the raw slag. All of the above methods indicated different quantities of gold in the slag, but at values substantially below the results achieved by AAS/ICP-OES method. Consequently, Arrakis continues to refine the analytical techniques used to measure gold in solution.

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

We have also engaged an independent firm to examine the viability of using membrane technology to remove small quantities of unwanted elements from the PLS prior to loading the gold on to resin or carbon. This process may further enhance gold recovery and increase gold loading rates onto the resin or carbon. As larger volumes of POL leach solution are generated and resin tests are fine-tuned, we expect our gold recovery values to improve. We will continue with our test work in order to better determine the method that best optimizes our gold recovery on a consistent basis.

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 500 liter capacity). A total of nine tests have been conducted in the pilot autoclave. The initial tests were designed to examine the structural integrity and functionality of the autoclave, its components, control and support systems. Subsequent tests were designed in an effort to mimic the mechanical and chemical operating conditions achieved with previous tests in the 6-liter bench autoclave, which yielded approximately 0.4 to 0.5 opt of gold in solution.

As the tests progressed, several mechanical and chemical issues were identified which indicated that the pilot autoclave was operating under less than optimum conditions, resulting in low gold extraction values. As these issues were identified, modifications were undertaken to the autoclave in order to help achieve the desired operating conditions. Significant delays occurred due to specialty alloy parts having to be ordered and in some cases custom made. During this time, additional bench-scale autoclave tests were performed in order to modify and optimize the chlorine chemistry for the pilot autoclave.

The ninth and latest pilot autoclave test demonstrated that 0.42 opt gold was leached into solution from the slag sample containing 0.48 opt gold, which represents an estimated gold recovery of 87.5%. While past test work had relied upon ‘wet chemistry’ electronic determination, these latest results were determined by analyzing gold metal extracted by standard fire assay techniques.

Solution values were determined by evaporating the PLS and fire assaying the residual solids to produce a gold bead in hand. Likewise, the finely ground slag going into the large pilot autoclave and the leached residue after the test were also fire assayed and the resultant gold beads were used to calculate gold grades and leach efficiency. This is the second autoclave test that has verified the gold grade of the slag by fire assay. Electrowinning tests are currently underway to recover gold as metal from the PLS.

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

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of thecarrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,727,158)	(1,810,001)	(4.6)%	(3,481,343)	(4,049,701)	(14.0)%
Other income (expense)	65,555	3,002,092	(97.8)%	286,884	(26,556)	(1180.3)%
Income tax benefit	547,979	600,133	(8.7)%	1,144,606	1,320,436	(13.3)%
Net (loss) income	$(1,113,624)	$1,792,224	(162.1)%	$(2,049,853)	$(2,755,821)	(25.6)%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the six months ended June 30, 2013. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percent Increase/ (Decrease)	2013	2012	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$672,262	$561,232	19.8%	$1,240,790	$1,606,685	(22.8)%
Mineral exploration and evaluation expenses – related party	50,078	47,229	6.0%	109,442	95,966	14.0%
Administrative – Clarkdale site	68,996	69,640	(0.9)%	110,349	142,928	(22.8)%
General and administrative	569,745	734,972	(22.5)%	1,254,021	1,424,714	(12.0)%
General and administrative – related party	23,789	27,451	(13.3)%	82,345	64,918	26.8%
Loss on equipment disposition	-	25,897	(100.0)%	-	25,897	(100.0)%
Depreciation	342,288	343,580	(0.4)%	684,396	688,593	(0.6)%
Total operating expenses	$1,727,158	$1,810,001	(4.6)%	$3,481,343	$4,049,701	(14.0)%

Six month period ended June 30, 2013 and 2012. Operating expenses decreased by 14.0% to $3,481,343 during the six month period ended June 30, 2013 from $4,049,701 during the six month period ended June 30, 2012. Operating expenses decreased primarily as a result of lower mineral exploration and evaluation expenses and lower general and administrative expenses.

Mineral exploration and evaluation expenses decreased to $1,240,790 during the six month period ended June 30, 2013 from $1,606,685 during the six month period ended June 30, 2012. Mineral exploration and evaluation expenses decreased as a result of lower operating costs for our batch autoclave during 2013 as compared to use of external facilities during 2012.

Mineral exploration and evaluation expenses – related party increased to $109,442 during the six month period ended June 30, 2013 from $95,966 for the six month period ended June 30, 2012. These expenses relate to services provided to us by NMC. NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The increase is attributed to additional metallurgical consulting work related to our autoclave process.

Administrative – Clarkdale site expenses decreased to $110,349 during the six month period ended June 30, 2013 from $142,928 for the six month period ended June 30, 2012. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and less of our site manager’s time allocated to administrative tasks.

General and administrative expenses decreased to $1,254,021 during the six month period ended June 30, 2013 from $1,424,714 during the six month period ended June 30, 2012. General and administrative expenses decreased primarily due to less stock based compensation expense incurred during the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012. Additionally, we held a shareholders meeting in Florida during the six month period ended June 30, 2012 resulting in additional expense. No such meeting was held during the six month period ended June 30, 2013.

General and administrative – related party amounted to $82,345 and $64,918 for the six month periods ended June 30, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. The increase in fees is attributed to the additional accounting services provided due to transition to accelerated filer status and detailed XBRL tagging.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $32,115 and $22,072 of the above fees for the six month periods ended June 30, 2013 and 2012, respectively.

No loss on equipment disposition was recognized during the six month period ended June 30, 2013 compared to a loss of $25,897 during the six month period ended June 30, 2012. The loss in 2012 related to a change in our work program to autoclave testing which resulting in the disposition of certain of our demo module equipment. There were no dispositions in 2013.

Depreciation expense decreased to $684,396 during the six month period ended June 30, 2013 from $688,593 during the six month period ended June 30, 2012.

Three month period ended June 30, 2013 and 2012. Operating expenses decreased by 4.6% to $1,727,158 during the three month period ended June 30, 2013 from $1,810,001 during the three month period ended June 30, 2012. Operating expense decreased primarily as a result of less general and administrative expense incurred in the three month period ended June 30, 2013.

Mineral exploration and evaluation expenses increased by 19.8% to $672,262 during the three month period ended June 30, 2013 from $561,232 during the three month period ended June 30, 2012. The increase is attributed to our hiring of a Senior Corporate Metallurgist and an Autoclave Process Engineer during the fourth quarter of 2012 and to increased consulting expense related to further autoclave testing completed in the second quarter of 2013.
Mineral exploration and evaluation expenses – related party increased by 6.0% to $50,078 during the three month period ended June 30, 2013 from $47,229 during the three month period ended June 30, 2012. The increase is due to NMC providing additional consulting services to the Company related to research activities and oversight of consultants during the three month period ended June 30, 2013.

Administrative – Clarkdale site expenses decreased by 0.9% to $68,996 during the three month period ended June 30, 2013 from $69,640 for the three month period ended June 30, 2012.

General and administrative expenses decreased 22.5% and amounted to $569,745 during the three month period ended June 30, 2013 from $734,972 during the three month period ended June 30, 2012. The decrease was due to less stock based compensation expense and to not hosting an annual shareholders meeting in the second quarter of 2013.

General and administrative – related party amounted to $23,789 and $27,451 for the three month periods ended June 30, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. The decrease in fees is attributed to normal workflow fluctuations.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $9,278 and $9,333 of the above fees for the three month periods ended June 30, 2013 and 2012, respectively. No loss on equipment disposition was recognized during the three month period ended June 30, 2013 compared to a loss of $25,897 during the three month period ended June 30, 2012. The loss in 2012 related to a change in our work program to autoclave testing which resulting in the disposition of certain of our demo module equipment. There were no dispositions in 2013.

Depreciation expense decreased to $342,288 during the three month period ended June 30, 2013 from $343,580 during the three month period ended June 30, 2012.

Other Income and Expenses

Six month period ended June 30, 2013 and 2012. Total other income (expense) amounted to $286,884 during the six month period ended June 30, 2013 from $(26,556) during the six month period ended June 30, 2012. The change was primarily due to the change in the fair value of our derivative warrant liability from a gain of $274,706 for the six month period ended June 30, 2012 compared to a loss of $(46,882) for the six month period ended June 30, 2013. The change in value of our derivative warrant liability is impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate. In addition, we earned less interest income in 2013 due to less cash reserves placed in interest bearing accounts.

Three month period ended June 30, 2013 and 2012. Total other income (expense) amounted to $65,555 during the three month period ended June 30, 2013 from $3,002,092 during the three month period ended June 30, 2012. The change in total other income (expense) primarily resulted from a $60,843 gain recognized on the change in fair value of our derivative warrant liability during the three month period ended June 30, 2013 compared to a gain of $2,992,076 during the three month period ended June 30, 2012. The change in value of our derivative warrant liability is impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate. In addition, we earned less interest income in 2013 due to less cash reserves placed in interest bearing accounts.

Income Tax Benefit

Six month period ended June 30, 2013 and 2012. Our income tax benefit decreased to $1,144,606 for the six month period ended June 30, 2013 from $1,320,436 during the six month period ended June 30, 2012. The decrease in income tax benefit primarily resulted from lower operating losses as discussed above and to increasing our valuation allowance on state net operating losses not expected to be realized.

Three month period ended June 30, 2013 and 2012. Income tax benefit decreased to $547,979 for the three month period ended June 30, 2013 from $600,133 during the three month period ended June 30, 2012. The decrease in income tax benefit primarily resulted from lower operating losses as discussed above and to increasing our valuation allowance on state net operating losses not expected to be realized.

As of June 30, 2013, we had cumulative net operating loss carryforwards of approximately $42,291,405 for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of approximately $25,671,470 as of June 30, 2013 for state income tax purposes. The state net operating loss carryforwards expire between 2013 and 2033.

Net (Loss) Income

Six month period ended June 30, 2013 and 2012. The aforementioned factors resulted in a net loss of $2,049,853, or $0.02 per common share, for the six month period ended June 30, 2013, as compared to a net loss of $2,755,821, or $0.02 per common share, for the six month period ended June 30, 2012.

Three month period ended June 30, 2013 and 2012. The aforementioned factors resulted in a net loss of $1,113,624, or $0.01 per common share, for the three month period ended June 30, 2013, as compared to a net income of $1,792,244, or $0.01 per common share, for the three month period ended June 30, 2012.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. No financing transactions occurred during the six month period ended June 30, 2013. During the year ended December 31, 2012, we conducted the following financings of our securities:

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

Working Capital

The following is a summary of our working capital at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	Percent Increase/(Decrease)
Current Assets	$950,479	$4,061,230	(76.6)%
Current Liabilities	(372,845)	(872,303)	(57.3)%
Working Capital	$577,634	$3,188,927	(81.9)%

As of June 30, 2013, we had an accumulated deficit of $35,066,825. As of June 30, 2013, we had working capital of $577,634, compared to working capital of $3,188,927 as of December 31, 2012. The decrease in our working capital was to not raising any capital, continued net losses and recurring principal payments on our long term liabilities. Cash was $860,669 as of June 30, 2013, as compared to $3,931,591 as of December 31, 2012.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2012	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,788,972)	$(2,948,327)	(5.4)%
Cash Flows Used in Investing Activities	(101,950)	(78,189)	30.4%
Cash Flows (Used) Provided by Financing Activities	(180,000)	3,961,710	(104.5)
Net Change in Cash During Period	$(3,070,922)	$935,194	(428.4)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $2,788,972 during the six month period ended June 30, 2013 from $2,948,327 during the six month period ended June 30, 2012. The decrease in cash used in operating activities was primarily due to a smaller net loss due to lower mineral exploration consulting fees incurred.

Net Cash Used in Investing Activities. Net cash used in investing activities was $101,950 during the six month period ended June 30, 2013, as compared to net cash used of $78,189 during the six month period ended June 30, 2012. The change was primarily the result of more funds expended related to acquisition of property and equipment.

Net Cash (Used) Provided by Financing Activities. Net cash used in financing activities was $180,000 during the six month period ended June 30, 2013, as compared to net cash provided of $3,961,710 during the six month period ended June 30, 2012. During the six month period ended June 30, 2012, we completed a private placement for net proceeds of $4,047,960 and received $93,750 from the exercise of warrants. We did not issue any shares for cash during the six month period ended June 30, 2013.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

⋅	our ability to locate a profitable mineral property;

⋅	positive results from our feasibility studies on the Searchlight Gold Project and the Clarkdale Slag Project;

⋅	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

⋅	our ability to generate revenues.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During 2013, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of July 31, 2013, we had cash reserves in the amount of approximately $534,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. As of June 30, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by us, as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements. The new amendments require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The adoption of this guidance did not have a material effect on our financial condition, results of operation, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect ASU 2013-11 to have a material effect on our financial condition, results of operation, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $860,669 at June 30, 2013 and $3,931,591 at December 31, 2012. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended June 30, 2013 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: August 14, 2013	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)