Form 10-Q
period 2013-09-30
Searchlight Minerals Corp.
filed 2013-11-12
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0232244
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#100 - 2360 West Horizon Ridge Pkwy.
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

Yes    ☐        No    ☒

As of November 8, 2013, the registrant had 135,768,318 outstanding shares of common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$3,554,153	$3,931,591
Prepaid expenses	49,593	129,639

Total current assets	3,603,746	4,061,230

Property and equipment, net	9,777,704	10,715,976
Mineral properties	16,947,419	16,947,419
Slag project	121,738,807	121,667,730
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Deferred financing fees	125,777	-
Reclamation bond and deposits, net	14,916	11,252

Total non-current assets	157,820,773	158,558,527

Total assets	$161,424,519	$162,619,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$143,927	$314,678
Accounts payable - related party	63,363	15,000
Derivative warrant liability	-	274,706
VRIC payable, current portion - related party	284,430	267,919

Total current liabilities	491,720	872,303

Long-term liabilities
VRIC payable, net of current portion - related party	788,687	1,004,121
Convertible notes, net of discount	2,746,427	-
Derivative liability - convertible debt	1,262,435	-
Deferred tax liability	37,900,573	39,648,681

Total long-term liabilities	42,698,122	40,652,802

Total liabilities	43,189,842	41,525,105

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 135,768,318 shares, respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,232,424	153,975,856
Accumulated deficit during exploration stage	(36,133,515)	(33,016,972)

Total stockholders' equity	118,234,677	121,094,652
Total liabilities and stockholders' equity	$161,424,519	$162,619,757

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					January 14, 2000
					(date of inception)
	For three months ended		For the nine months ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenue	$-	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	588,832	449,947	1,829,621	2,056,634	17,507,414
Mineral exploration and evaluation expenses - related party	75,249	92,463	184,691	188,429	2,644,504
Administrative - Clarkdale site	36,450	47,851	146,799	190,778	3,923,298
General and administrative	537,816	643,012	1,791,838	2,067,725	23,845,918
General and administrative - related party	31,827	31,033	114,172	95,952	803,141
Loss on equipment disposition	-	-	-	25,897	611,517
Depreciation	387,159	341,511	1,071,555	1,030,104	5,581,165

Total operating expenses	1,657,333	1,605,817	5,138,676	5,655,519	54,916,957

Loss from operations	(1,657,333)	(1,605,817)	(5,138,676)	(5,655,519)	(54,916,957)

Other income (expense)
Rental revenue	5,790	6,290	18,405	21,405	194,610
Gain on dispute resolution	-	-	-	-	502,586
Change in fair value of derivative liabilities	(1,150)	46,882	273,556	-	4,280,839
Interest expense	(17,714)	-	(20,067)	-	(34,210)
Interest and dividend income	215	3,426	2,131	8,637	656,917

Total other income (expense)	(12,859)	56,598	274,025	30,042	5,600,742

Loss before income taxes and discontinued operations	(1,670,192)	(1,549,219)	(4,864,651)	(5,625,477)	(49,316,215)

Income tax benefit	603,502	520,453	1,748,108	1,840,889	16,934,723

Loss from continuing operations	(1,066,690)	(1,028,766)	(3,116,543)	(3,784,588)	(32,381,492)

Discontinued operations
Loss from discontinued operations	-	-	-	-	(3,752,023)

Net loss	$(1,066,690)	$(1,028,766)	$(3,116,543)	$(3,784,588)	$(36,133,515)

Comprehensive loss	$(1,066,690)	$(1,028,766)	$(3,116,543)	$(3,784,588)	$(36,133,515)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Loss from discontinued operations	-	-	-	-

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - Basic	135,768,318	135,768,318	135,768,318	133,024,705

Diluted	135,768,318	135,768,318	135,768,318	133,024,705

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,116,543)	$(3,784,588)	$(36,133,515)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(3,116,543)	(3,784,588)	(32,381,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,071,555	1,030,104	5,581,165
Stock based expenses	256,568	489,079	8,304,525
Loss on disposition of fixed assets	-	25,897	612,866
Amortization of prepaid expense	260,070	329,881	1,942,599
Amortization of debt financing fees and debt discount	8,381	-	8,381
Deferred income taxes	(1,748,108)	(1,840,889)	(16,934,723)
Change in fair value of derivative liabilities	(273,556)	-	(4,280,839)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(180,024)	(342,439)	(1,992,191)
Reclamation bond and deposits	(3,664)	3,520	(14,916)
Accounts payable and accrued liabilities	(122,388)	254,267	(127,123)

Net cash used in operating activities	(3,847,709)	(3,835,168)	(39,784,334)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	-	500	366,513
Purchase of property and equipment	(133,283)	(544,165)	(15,582,459)

Net cash used in investing activities	(133,283)	(543,665)	(26,223,185)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,143,750	70,330,435
Stock issuance costs	-	(2,040)	(2,126,373)
Proceeds from convertible notes	4,000,000		4,000,000
Convertible notes issuance costs	(126,446)		(126,446)
Principal payments on capital lease payable	-	-	(116,238)
Payments on VRIC payable - related party	(270,000)	(270,000)	(2,400,001)

Net cash provided by financing activities	3,603,554	3,871,710	69,561,377
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(377,438)	(507,123)	3,554,153

CASH AT BEGINNING OF PERIOD	3,931,591	6,161,883	-

CASH AT END OF PERIOD	$3,554,153	$5,654,760	$3,554,153

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the nine months ended		through
	September 30, 2013	September 30, 2012	September 30, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$2,353	$-	$67,247

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

Derivative liability - convertible debt	$1,261,285	$-	$1,261,285

See Accompanying Notes to these Condensed Consolidated Financial Statements

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

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc.  From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the United Kingdom (the “UK”).  On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc” (“Phage”).

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

Going concern - The Company incurred cumulative net losses of $36,133,515 from operations as of September 30, 2013 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended September 30, 2013, the Company incurred a net loss of $1,066,690. For the nine month period ended September 30, 2013, the Company incurred a net loss of $3,116,543, had negative cash flows from operating activities of $3,847,709 and will incur additional future losses due to planned continued exploration stage expenses.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation and derivative liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

The Company's policy is to record an impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable either by impairment or by abandonment of the property. The impairment loss is calculated as the amount by which the carrying amount of the assets exceeds its fair value. To date, no such impairments have been identified.

Deferred Financing Fees  – Deferred financing fees represent fees paid in connection with obtaining debt financing. These fees are amortized using the effective interest method over the term of the financing.

Convertible Notes – Derivative Liabilities  – The Company evaluates the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes is recorded at its original value less the fair value of the conversion features.

The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). Fair value is determined using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and stated values. The debt discount is amortized to non-cash interest expense over the life of the notes. If a conversion of the underlying notes occurs, a proportionate share of the unamortized amount is immediately expensed.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Reclamation and remediation costs  - For its exploration stage properties, the Company accrues the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, the Company records the corresponding cost as an exploration stage expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule.

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

Fair value of financial instruments  - The Company’s financial instruments consist principally of derivative liabilities and the VRIC payable. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels defined as follows:

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

The Company’s financial instruments consist of the VRIC payable (described in Note 9) and derivative liabilities. The VRIC payable is classified within Level 2 of the fair value hierarchy. The fair value approximates carrying value as the imputed interest rate is considered to approximate a market interest rate.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 6) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 8) is calculated using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and stated values. The change in fair value of the derivative liabilities is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There has been no change in the valuation technique used for the derivative warrant liability since its inception. The valuation technique for the derivative liability – convertible debt was adopted upon its inception, in the third quarter of 2013. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three and nine month periods ended September 30, 2013 and 2012, there were no transfers of assets or liabilities between levels.

Per share amounts  - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.  Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	Depreciation	value	Cost	Depreciation	value
Furniture and fixtures	$38,255	$(34,950)	$3,305	$38,255	$(32,055)	$6,200
Lab equipment	249,061	(227,805)	21,256	249,061	(190,446)	58,615
Computers and equipment	91,002	(65,511)	25,491	86,635	(57,836)	28,799
Income property	309,750	(17,650)	292,100	309,750	(15,664)	294,086
Vehicles	47,675	(44,613)	3,062	44,175	(44,175)	-
Slag conveyance equipment	300,916	(211,872)	89,044	300,916	(157,114)	143,802
Demo module building	6,630,063	(3,035,103)	3,594,960	6,630,063	(2,537,848)	4,092,215
Grinding circuit	863,678	-	863,678	863,678	-	863,678
Extraction circuit	898,909	(44,945)	853,964	879,962	-	879,962
Leaching and filtration	1,300,618	(715,340)	585,278	1,300,618	(520,247)	780,371
Fero-silicate storage	4,326	(1,190)	3,136	4,326	(865)	3,461
Electrowinning building	1,492,853	(410,535)	1,082,318	1,492,853	(298,571)	1,194,282
Site improvements	1,634,374	(437,511)	1,196,863	1,534,856	(350,554)	1,184,302
Site equipment	360,454	(299,219)	61,235	353,503	(269,314)	84,189
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,323,948	$(5,546,244)	$9,777,704	$15,190,665	$(4,474,689)	$10,715,976

Depreciation expense was $387,159 and $341,511 for the three month periods ended September 30, 2013 and 2012, respectively, and $1,071,555 and $1,030,104 for the nine month periods ended September 30, 2013 and 2012, respectively. The depreciation method for the grinding circuit is based on units of production.  During the testing phase, units of production have thus far been limited and no depreciation expense has been recognized as of September 30, 2013. At September 30, 2013, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of September 30, 2013, the cumulative interest cost capitalized and included in the Slag Project was $971,930.

The following table sets forth the change in the Slag Project for the nine month period ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013	December 31, 2012

Slag Pile, beginning balance	$121,667,730	$121,555,117
Capitalized interest costs	71,077	112,613

Slag Pile, ending balance	$121,738,807	$121,667,730

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of September 30, 2013, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At September 30, 2013 and December 31, 2012, the mineral properties balance was $16,947,419.

The mining claims were acquired with issuance of 5,600,000 shares of the Company’s common stock over a three year period ending in June 2008.  On June 25, 2008, the Company issued the final tranche of shares and received the title to the mining claims in consideration of the satisfaction of the option agreement.

The mining claims were capitalized as tangible assets.  Upon commencement of commercial production, the claims will be amortized using the unit-of-production method.  If the Company does not continue with exploration after the completion of the feasibility study, the claims will be expensed at that time.

In connection with the Company’s Plan of Operations (“POO”) for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $7,802 as of September 30, 2013 and December 31, 2012, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012

Trade accounts payable	$105,365	$252,782
Accrued compensation and related taxes	38,562	61,896

	$143,927	$314,678

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

As a result of the convertible debt financing completed on September 18, 2013, the number of warrants was increased by372,723. As of September 30, 2013, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.62 per share, and (ii) the number of warrants was increased by 817,285 warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of the Luxor 2009 private placements warrants is $1.65 per share. 269,956 of the warrants originally held by Luxor have been transferred to another entity.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of derivative liability for the nine month period ended September 30, 2013 and the year ended December 31, 2012:

	September 30, 2013	December 31, 2012

Beginning balance	$(274,706)	$-
Adjustment to warrants	274,706	(734)
Change in fair value	-	(273,972)

Ending balance	$-	$(274,706)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the nine month periods ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012

Dividend yield	-	-
Expected volatility	90.98% - 110.18%	31.48% - 67.43%
Risk-free interest rate	0.01% - 0.11%	0.08% - 0.15%
Expected life (years)	0.10 - 0.60	0.00 - 0.63

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

Subsequent event – On October 25, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2013 to November 12, 2014. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.11%
Expected volatility	114.79%

The expected life of the warrants, which is an output of the model, was one year.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) to certain investors resulting in gross proceeds of $4,000,000. The term of the Notes is five years, but the Notes can be called on the second anniversary date of issuance and every six month period ended thereafter. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%.The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries.

The Company has agreed not to incur any additional secured indebtedness or any other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes will become due and payable at 120% of the principal balance. The holders of the Notes have the right to purchase, pro rata, up to $600,000 of additional separate notes by the first anniversary of the issuance date on the same general terms and conditions as the original Notes.

The Notes are convertible at any time into shares of common stock at $0.40 per share, subject to certain adjustments. At September 30, 2013, the Notes are convertible into 10,000,000 shares of common stock and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at September 30, 2013:

Convertible notes at carrying value	$4,000,000
Unamortized discount	(1,253,573)

Convertible notes, net of discount	$2,746,427

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the three and nine month periods ended September 30, 2013:

Interest rate at 7%	$9,333
Amortization of debt discount	7,712
Amortization of deferred financing fees	669

Total interest expense	$17,714

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 7, on September 18, 2013, the Company completed a private placement of Notes to certain investors resulting in gross proceeds of $4,000,000. The Notes are convertible at any time into shares of common stock at $0.40 per share.

The Notes have several embedded conversion and redemption features as well as the provision for additional investments. The Company determined that two of the features were required to be bifurcated and accounted for under derivative accounting as follows:

1.
The embedded conversion feature includes a provision for the adjustment to the conversion price if the Company issues common stock or common stock equivalents at a price less than the exercise price. Derivative accounting was required for this feature due to this anti-dilution provision.

2.
One embedded redemption feature requires the Company to pay 120% of the principal balance due upon a change of control. Derivative accounting was required for this feature as the debt involves a substantial discount, the option is only contingently exercisable and its exercise is not indexed to either an interest rate or credit risk.

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and stated values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the nine month period ended included redemption and conversion estimates/behaviors and the following other significant estimates:

Expected volatility	93.11% - 93.36%
Risk-free interest rate	1.39% - 1.43%
Estimated life	4.25

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

The following table sets forth the changes in the fair value of the derivative liability for the nine month period ended September 30, 2013:

Beginning balance	$-
Issuance of convertible debt	1,261,285
Change in fair value	1,150

Ending balance	$1,262,435

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

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $22,366 and $27,549 for the three month periods ended September 30, 2013 and 2012, respectively, and $71,077 and $86,322 for the nine month periods ended September 30, 2013 and 2012, respectively. Interest costs incurred have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending September 30,

2014	$360,000
2015	360,000
2016	360,000
2017	150,000
Thereafter	-

Total minimum payments	1,230,000
Less: amount representing interest	(156,883)

Present value of minimum payments	1,073,117
VRIC payable, current portion	284,430

VRIC payable, net of current portion	$788,687

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 15.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2013 the Company did not issue any common stock.

During the nine months ended September 30, 2012, the Company issued common stock as follows:

a)
On June 7, 2012, the Company issued 4,500,000 shares of common stock in a private placement with Luxor at a price of $0.90 per share for gross proceeds of $4,050,000. Total fees related to this issuance were $2,040. In connection with the offering, the Company entered into a Securities Purchase Agreement (“SPA”) and a Registration Rights Agreement (“RRA”) with the purchasers. The RRA is discussed in Note 15. The SPA contains representations and warranties of the Company and the purchasers that are customary for transactions of the type contemplated in connection with the offering.

b)
On May 24, 2012, the Company issued 250,000 shares of common stock from the exercise of stock warrants resulting in cash proceeds of $93,750. The stock options had an exercise price of $0.375 and an expiration date of June 15, 2015.

The following table summarizes the Company’s private placement warrant activity for the nine month period ended September 30, 2013:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2012	13,828,212	$1.79	0.87
Warrants granted	372,723	1.64	0.12
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, September 30, 2013	14,200,935	$1.75	0.12

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. As of September 30, 2013, 8,750,000 of these warrants were outstanding.

On October 25, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2013 to November 12, 2014. In all other respects, the terms and conditions of the warrants remain the same. Had the extension occurred within the reporting period, the weighted average remaining contractual life would have been 1.12 years.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2013, the Company had 10,606,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2013, the Company had the following stock option plans available:

•
2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2013, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of September 30, 2013, 1,212,500 of the options granted were outstanding.

•
2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 300,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2013, the Company had granted 1,259,866 options under the 2009 Directors Plan with a weighted average exercise price of $0.97 per share. As of September 30, 2013, all of the options granted were outstanding.

•
2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2013, the Company had granted 911,058 options under the 2007 Plan with a weighted average exercise price of $1.05 per share. As of September 30, 2013, 803,812 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at September 30, 2013.

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

Valuation of awards - At September 30, 2013, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the nine month periods ended September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012

Risk-free interest rate	0.77% - 1.41%	0.37% - 1.04%
Dividend yield	-	-
Expected volatility	90.39% - 95.66%	84.94% - 91.36%
Expected life (years)	4.25	2.00 - 4.55

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

Stock-based compensation activity - During the nine month period ended September 30, 2013, the Company granted stock-based awards as follows:

a)
On September 30, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.365 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)
On June 30, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.288 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

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

d)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

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

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $61,287 and $132,045 for the three month periods ended September 30, 2013 and 2012, respectively, and $256,568 and $489,079 for the nine month periods ended September 30, 2013 and 2012, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2013:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2012	3,606,178	$0.59	$1.05	4.69
Options/warrants granted	180,000	0.21	0.39	4.73
Options/warrants expired	-	-	-	-
Options/warrants forfeited	(10,000)	0.50	1.22	-
Options/warrants exercised	-	-	-	-

Outstanding, September 30, 2013	3,776,178	$0.57	$1.02	3.97	$4,158

Exercisable, September 30, 2013	3,213,678	$0.52	$1.02	3.49	$4,158

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended September 30, 2013 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2013:

		Weighted
	Number of	Average
	Shares Subject	Grant Date
	to Vesting	Fair Value

Unvested, December 31, 2012	1,112,500	$0.80
Options/warrants granted	-	-
Options/warrants vested	(550,000)	(0.76)
Options/warrants cancelled	-	-

Unvested, September 30, 2013	562,500	$0.84

For the three and nine month periods ended September 30, 2013, the total grant date fair value of shares vested was $139,563 and $418,148, respectively. As of September 30, 2013, there was $96,921 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.75 years as of September 30, 2013.

Included in the total of unvested stock options at September 30, 2013, was 250,000 performance-based stock options. At September 30, 2013, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.75 years as of September 30, 2013.

12.	STOCKHOLDER RIGHTS AGREEMENT

The Company adopted a Stockholder Rights Agreement (the “Rights Agreement”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders. Under the agreement, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Rights Agreement was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share and was not taxable to the Company or its stockholders.

On June 7, 2012, the Company had previously agreed to waive the 15% limitations currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 17.5% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the convertible notes offering completed on September 18, 2013, the Company agreed to waive the 17.5% limitations currently in the Rights Agreement with respect to Luxor, and allow Luxor to become the beneficial owners of up to 22% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor is the beneficial owner of approximately 21% of the Company’s common stock (including giving effect to derivative securities or other rights to purchase or acquire shares of our common stock).

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

The lease agreement expires August 25, 2014. At such time as Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

14.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes.  Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$16,280,349	$14,724,543
Option compensation	756,998	673,271
Property, plant & equipment	965,153	773,542

Gross deferred income tax assets	18,002,500	16,171,356
Less: valuation allowance	(705,608)	(622,572)

Net deferred income tax assets	17,296,892	15,548,784

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(37,900,573)	$(39,648,681)

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

A reconciliation of the deferred income tax benefit for the three month periods ended September 30, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2013	2012

Deferred tax benefit at statutory rates	$584,567	$542,227
State deferred tax benefit, net of federal benefit	50,106	46,477
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	11,689	(84,007)
Change in state NOL’s	(34,841)	-
Gain on the change in fair value of derivative liabilities	(437)	-
Permanent differences	(7,582)	15,756

Deferred income tax benefit	$603,502	$520,453

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	INCOME TAXES (continued)

A reconciliation of the deferred income tax benefit for the nine month periods ended September 30, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30,	September 30,
	2013	2012

Deferred tax benefit at statutory rates	$1,702,628	$1,968,918
State deferred tax benefit, net of federal benefit	145,940	168,764
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(83,036)	(252,023)
Change in state NOL’s	(104,522)	-
Gain on the change in fair value of derivative liabilities	103,951	-
Permanent differences	(16,853)	(44,770)

Deferred income tax benefit	$1,748,108	$1,840,889

The Company had cumulative net operating losses of $43,736,848 as of September 30, 2013 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

State income tax allocation - The Company had cumulative net operating losses of $24,593,872 as of September 30, 2013 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2033.

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States.  These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward.  The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time.  The Company’s federal tax return for the year ended December 31, 2010 is currently under examination by the Internal Revenue Service.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 18. The lease agreement commenced September 1, 2013 and is for a 2 year period. The following table represents future rent payments for each of the years ending September 30,

2014	$33,828
2015	20,004
Thereafter	-

$53,832

Total rent expense was $5,799 and $8,940 for the three month periods ended September 30, 2013 and 2012, respectively, and $23,679 and $26,820 for the nine month periods ended September 30, 2013 and 2012, respectively.

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At September 30, 2013, the total potential liability for severance agreements was $112,500.

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

Total advance royalty payments to NMC were $45,000 and $45,000 for the three month periods ended September 30, 2013 and 2012, respectively, and $135,000 and $135,000 for the nine month periods ended September 30, 2013 and 2012, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES (continued)

Registration Rights Agreement - In connection with the September 18, 2013 convertible notes issuance, the Company entered into a RRA with the investors. Pursuant to the RRA, the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the notes and the additional notes allowed for under the agreement. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. The Company also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. The Purchasers will also be granted piggyback registration rights with respect to such shares. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the purchase price. The maximum penalty is equal to 3.0% of the purchase price which amounts to $120,000 for the convertible notes and $18,000 for the additional notes. As of the date of this filing, the Company does not believe the penalty to be probable and accordingly, no liability has been accrued.

16.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2013, the Company had deposits in excess of FDIC insured limits in the amount of $3,221,291.

17.	CONCENTRATION OF ACTIVITY

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

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 15.

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Reimbursement of expenses	$1,854	$1,263	$3,946	$7,229
Consulting services provided	28,395	46,200	45,745	$46,200
Advance royalty payments	45,000	45,000	135,000	135,000

Mineral and exploration expense – related party	$75,249	$92,463	$184,691	$188,429

$55,249 and $15,000 were due to NMC at September 30, 2013 and December 31, 2012, respectively.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams.  Fees for services provided by CMOW do not include any charges for Mr. Williams’ time.  Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Accounting support services	$29,008	$31,033	$111,353	$95,952
Direct benefit to CFO	$13,296	$10,551	$45,411	$32,624

Additionally, in the three and nine months ended September 30, 2013, $5,085 of CMOW fees were incurred and capitalized as deferred issuance fees. The Company had an outstanding balance due to CMOW of $8,115 as of September 30, 2013. At December 31, 2012, no amount was due to CMOW.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.	RELATED PARTY TRANSACTIONS (continued)

Ireland Inc. – The Company leases corporate office space under a sublease agreement with Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s directors is the CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland. The lease agreement commenced September 1, 2013, is for a 2 year period and requires monthly lease payments of $2,819 for the first year and $1,667 for the second year. The lease agreement did not require payment of a security deposit.

Total rent expense incurred under this sublease agreement was $2,819 for both the three and nine month periods ended September 30, 2013. No amounts were due to Ireland as of September 30, 2013.

19.	SUBSEQUENT EVENT

On October 25, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2013 to November 12, 2014. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero using the Binomial Lattice model with the following assumptions:

Risk-free interest rate	0.11%
Expected volatility	114.79%

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2013 and changes in our financial condition from our year ended December 31, 2012.  The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Australian testing firm also noted the existence of analytical difficulties previously reported by our independent consultants and us.  We have been advised that the results of this test work is largely based on the analysis carried out on gold solutions emanating from the tests, by AAS/ICP-OES.  Analysis of gold in solution by this method is not in agreement with fire assays analysis and both methods are prone to analytical difficulties due to the refractory nature of the slag.  A different analytical method was used by the Australian testing firm, the Inductively Coupled Plasma Mass Spectroscopy, or ICPMS.  Fire assay (performed by the Australian testing firm), as well as Neutron Activation (performed by an independent third party consulting agency), were also used to perform analyses of the raw slag.  All of the above methods indicated different quantities of gold in the slag, but at values substantially below the results achieved by AAS/ICP-OES method.  Consequently, Arrakis continues to refine the analytical techniques used to measure gold in solution.

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

The ninth pilot autoclave test demonstrated that 0.42 opt gold was leached into solution from the slag sample containing 0.48 opt gold, which represents an estimated gold recovery of 87.5%. While past test work had relied upon ‘wet chemistry’ electronic determination, these latest results were determined by analyzing gold metal extracted by standard fire assay techniques.

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

The tests for long-lived assets in the exploration, development or producing stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

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

Deferred financing fees – Deferred financing fees represent fees paid in connection with obtaining debt financing. These fees are amortized using the effective interest method over the term of the financing.

Convertible notes – We evaluate the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are bundled into one compound derivate. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes is recorded at its original value less the fair value of the embedded features.

The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). The debt discount is amortized to non-cash interest expense over the life of the notes. If a conversion of the underlying notes occurs, a proportionate share of the unamortized amount is immediately expensed.

Derivative liability – convertible notes - We have issued convertible notes with certain conversion and redemption features that are required to be bifurcated from their host contract, bundled together as a compound derivative and reported at fair value on a recurring basis. We calculate the fair value of the derivative liability using a Monte Carlo simulation, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
			Increase/			Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,657,333)	(1,605,817)	3.2%	(5,138,676)	(5,655,519)	(9.1)%
Other income (expense)	(12,859)	56,598	(122.7)%	274,025	30,042	812.1%
Income tax benefit	603,502	520,453	16.0%	1,748,108	1,840,889	(5.0)%
Net loss	$(1,066,690)	$(1,028,766)	3.7%	$(3,116,543)	$(3,784,588)	(17.7)%

Revenue.  We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the nine months ended September 30, 2013.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses.  The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
			Increase/			Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Mineral exploration and evaluation expenses	$588,832	$449,947	30.9%	$1,829,621	$2,056,634	(11.0)%
Mineral exploration and evaluation expenses –related party	75,249	92,463	(18.6)%	184,691	188,429	(2.0)%
Administrative –Clarkdale site	36,450	47,851	(23.8)%	146,799	190,778	(23.1)%
General and administrative	537,816	643,012	(16.4)%	1,791,838	2,067,725	(13.3)%
General and administrative –related party	31,827	31,033	2.6%	114,172	95,952	19.0%
Loss on equipment disposition	-	-	-	-	25,897	n/a
Depreciation	387,159	341,511	13.4%	1,071,555	1,030,104	4.0%
Total operating expenses	$1,657,333	$1,605,817	3.2%	$5,138,676	$5,655,519	(9.1)%

Nine month period ended September 30, 2013 and 2012. Operating expenses decreased to $5,138,676 during the nine month period ended September 30, 2013 from $5,655,519 during the nine month period ended September 30, 2012 as further discussed below.

Mineral exploration and evaluation expenses decreased to $1,829,621 during the nine month period ended September 30, 2013 from $2,056,634 during the nine month period ended September 30, 2012. Mineral exploration and evaluation expenses decreased as a result of lower operating costs for our batch autoclave during 2013 as compared to use of external facilities during 2012.

Mineral exploration and evaluation expenses – related party decreased to $184,691 during the nine month period ended September 30, 2013 from $188,429 for the nine month period ended September 30, 2012. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The decrease is attributed to additional metallurgical consulting work related to our autoclave process in 2012.

Administrative – Clarkdale site expenses decreased to $146,799 during the nine month period ended September 30, 2013 from $190,778 for the nine month period ended September 30, 2012. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and less of our site manager’s time allocated to administrative tasks.

General and administrative expenses decreased to $1,791,838 during the nine month period ended September 30, 2013 from $2,067,725 during the nine month period ended September 30, 2012. General and administrative expenses decreased primarily due to less stock based compensation expense incurred related to the following events which occurred during the nine month period ended September 30, 2012: (1) modification of 200,000 stock options, (2) immediate vesting of 100,000 stock options upon the resignation of one of our directors and (3) increased vesting expense related to stock options granted in the third quarter of 2011 that became vested prior to September 30, 2013. There have been no stock options granted in the current year to officers or employees. We held a shareholders meeting during the nine month period ended September 30, 2012 resulting in additional expense. No such were incurred during the nine month period ended September 30, 2013. Additionally, filings fees were higher during the nine month period ended September 30, 2012 due to the commencement of detailed XBRL tagging requirements.

General and administrative – related party amounted to $114,172 and $95,952 for the nine month periods ended September 30, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.   These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $45,411 and $32,624 of the above fees for the nine month periods ended September 30, 2013 and 2012, respectively. The increase in fees is attributed to the additional accounting services provided due to transition to accelerated filer status and detailed XBRL tagging.

No loss on equipment disposition occurred during the nine month period ended September 30, 2013 compared to a loss of $25,897 during the nine month period ended September 30, 2012. The loss in 2012 related to a change in our work program to autoclave testing which resulting in the disposition of certain of our demonstration module equipment. There were no dispositions in 2013.

Depreciation expense increased to $1,071,555 during the nine month period ended September 30, 2013 from $1,030,104 during the nine month period ended September 30, 2012. Depreciation expense increased due to placing the autoclave in service in the third quarter of 2013.

Three month period ended September 30, 2013 and 2012. Operating expenses increased to $1,657,333 during the three month period ended September 30, 2013 from $1,605,817 during the three month period ended September 30, 2012 as further discussed below.

Mineral exploration and evaluation expenses increased to $588,832 during the three month period ended September 30, 2013 from $449,947 during the three month period ended September 30, 2012. The increase is attributed to hiring a Senior Corporate Metallurgist and an Autoclave Process Engineer during the fourth quarter of 2012 and to increased consulting expense related to further autoclave testing in the third quarter of 2013.

Mineral exploration and evaluation expenses – related party decreased to $75,249 during the three month period ended September 30, 2013 from $92,463 during the three month period ended September 30, 2012. The decrease is due to NMC providing additional consulting services during the three month period ended September 30, 2012 related to the autoclave set up.

Administrative – Clarkdale site expenses decreased to $36,450 during the three month period ended September 30, 2013 from $47,851 for the three month period ended September 30, 2012. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and less of our site manager’s time allocated to administrative tasks.

General and administrative expenses decreased to $537,816 during the three month period ended September 30, 2013 from $643,012 during the three month period ended September 30, 2012. The decrease was primarily due to less stock based compensation expense as further discussed above.

General and administrative – related party amounted to $31,827 and $31,033 for the three month periods ended September 30, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.   These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $13,296 and $10,552 of the above fees for the three month periods ended September 30, 2013 and 2012, respectively.

Depreciation expense increased to $387,159 during the three month period ended September 30, 2013 from $341,511 during the three month period ended September 30, 2012. The increase was due to placing the autoclave into service during the third quarter of 2013.

Other Income and Expenses

Nine month period ended September 30, 2013 and 2012. Total other income (expense) amounted to $274,025 during the nine month period ended September 30, 2013 compared to $30,042 during the nine month period ended September 30, 2012. The change was primarily due to the change in the fair value of our derivative liabilities from a gain of $273,556 for the nine month period ended September 30, 2013 compared to no change for the nine month period ended September 30, 2012. The change in value of our derivative warrant liability is impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate. In addition, we incurred $20,067 of interest expense during the nine month period ended September 30, 2013 primarily related to the issuance of convertible notes on September 18, 2013.

Three month period ended September 30, 2013 and 2012. Total other income (expense) amounted to $(12,859) during the three month period ended September 30, 2013 compared to $56,598 during the three month period ended September 30, 2012. The change in total other income (expense) primarily resulted from a $1,150 loss recognized on the change in fair value of derivative liabilities during the three month period ended September 30, 2013 compared to a gain of $46,882 during the three month period ended September 30, 2012. The change in value of our derivative warrant liability is impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate. In addition, we incurred $17,714 of interest expense during the three month period ended September 30, 2013 related to the issuance of convertible notes on September 18, 2013.

Income Tax Benefit

Nine month period ended September 30, 2013 and 2012. Our income tax benefit decreased to $1,748,108 for the nine month period ended September 30, 2013 from $1,840,889 during the nine month period ended September 30, 2012. The decrease in income tax benefit primarily resulted from decreased operating losses as discussed above and to increasing our valuation allowance on deferred tax assets arising from state net operating loss carryforwards.

Three month period ended September 30, 2013 and 2012. Income tax benefit increased to $603,502 for the three month period ended September 30, 2013 from $520,453 during the three month period ended September 30, 2012. The increase in income tax benefit primarily resulted from increased losses from operations due to factors discussed above.

Net Loss

Nine month period ended September 30, 2013 and 2012. The aforementioned factors resulted in a net loss of $3,116,543, or $0.02 per common share, for the nine month period ended September 30, 2013, as compared to a net loss of $3,784,588, or $0.03 per common share, for the nine month period ended September 30, 2012.

Three month period ended September 30, 2013 and 2012. The aforementioned factors resulted in a net loss of $1,066,690, or $0.01 per common share, for the three month period ended September 30, 2013, as compared to a net loss of $1,028,766, or $0.01 per common share, for the three month period ended September 30, 2012.

As of September 30, 2013, we had cumulative net operating loss carryforwards of approximately $43,736,848 for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2033.

 We had cumulative state net operating losses of approximately $24,593,872 as of September 30, 2013 for state income tax purposes. The state net operating loss carryforwards expire between 2013 and 2033.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During the nine month period ended September 30, 2013, we completed the following issuance of convertible notes:

On September 18, 2013, we completed a private placement (the “Offering”) of secured convertible notes (the “Notes”) to certain investors (collectively, the “Purchasers”), resulting in aggregate gross proceeds to us of $4,000,000.We intend to use the proceeds from the Offering for general working capital purposes. We did not pay any commissions or brokers fees in connection with the Offering.

In connection with the Offering, we entered into certain agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”), a Registration Rights Agreement (the “Registration Rights Agreement”) and a Pledge and Security Agreement (the “Security Agreement”), each dated September 18, 2013, with the Purchasers (the Purchase Agreement, Registration Rights Agreement and Security Agreement, together with all exhibits, schedules and other documents attached thereto, are collectively referred to herein as the “Transaction Documents”). Our two wholly-owned subsidiaries, Clarkdale Metals Corp. and Clarkdale Minerals, LLC, agreed to guarantee the obligations underlying the Notes. We and our subsidiaries granted a first priority lien in all of our assets pursuant to the terms of the Security Agreement. The Bank of Utah has agreed to act as the collateral agent under the Security Agreement.

Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”) purchased $2,600,000 of the Notes in the Offering. Luxor and certain other funds managed by Luxor are principal stockholders of the Company. Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research. In addition, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain affiliates and relatives of Mr. Oring, purchased $310,000 of Notes. The Notes were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act ”) and Rule 506 of Regulation D thereunder.

The Notes contain the following terms and conditions: The Notes are due five (5) years from the date of issuance. However, the Note holders have a put option with respect to the Notes, on the second anniversary of the issuance date and every six (6) months thereafter, at par plus accrued and unpaid interest. The Notes may not be prepaid without the consent of the holders of the majority-in-interest of the Notes. The Notes have customary provisions relating to events of default.

 Interest on the Notes accrues at a rate of 7% per annum, which will be payable in cash semi-annually.

Following and during the continuance of an event of default, the Notes will bear interest at a rate per annum equal to the rate otherwise applicable thereto, plus an additional 2% per annum.

Each Note is convertible at any time while the Note is outstanding, at the option of the holder, into shares of our common stock, at $0.40 per share. The Notes have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends and stock splits. In addition, the conversion price of the Notes may require adjustment upon the issuance of equity securities (including the issuance of debt convertible into equity) by us at prices below the then existing conversion price, subject to certain exempt issuances which will not result in an adjustment to the exercise price.

The Notes are secured by a first priority lien on all of our assets and our two subsidiaries in favor of the Purchasers. However, we have the right to cause defeasance of the liens and to reduce the interest rate on the Notes to 4% per annum, if, at any time, we deposit additional collateral and other agreements, satisfactory to the holders of the majority-in-interest of the Notes, with the collateral agent.

We have agreed to not incur any (a) additional secured indebtedness, or (b) indebtedness of any kind (unsecured or secured) with a maturity of less than 5 years from the issuance date of the Notes, in each case, without the written consent of the holders of the majority-in-interest of the Notes, except for purposes of defeasance or trade payables in the ordinary course of business.

During the year ended December 31, 2012, we conducted the following financings:

On September 7, 2012, we issued 4,500,000 shares of common stock in a private placement at a price of $0.90 per share resulting in gross proceeds of $4,050,000. Total fees related to this issuance were $2,040. In connection with the offering, we entered into a Securities Purchase Agreement and a Registration Rights Agreement (“RRA”) with the purchasers.

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

Working Capital

The following is a summary of our working capital at September 30, 2013 and December 31, 2012:

			Percent
	September 30, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$3,603,746	$4,061,230	(11.3)%
Current Liabilities	(491,720)	(872,303)	(43.6)%
Working Capital	$3,112,026	$3,188,927	(2.4)%

The slight change in our working capital was primarily attributable to the issuance of convertible notes for gross proceeds of $4,000,000 on September 18, 2013 offset by continued net losses, equipment purchases and recurring principal payments on our long term liabilities.  Cash was $3,554,153 as of September 30, 2013, as compared to $3,931,591 as of December 31, 2012.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
			Percent
	2013	2012	Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,847,709)	$(3,835,168)	0.3%
Cash Flows Used in Investing Activities	(133,283)	(543,665)	(75.5)%
Cash Flows Provided by Financing Activities	3,603,554	3,871,710	(6.9)
Net Change in Cash During Period	$(377,438)	$(507,123)	(25.6)%

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $3,847,709 during the nine month period ended September 30, 2013 from $3,835,168 during the nine month period ended September 30, 2012.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $133,283 during the nine month period ended September 30, 2013, as compared to $543,665 during the nine month period ended September 30, 2012.  The change was primarily the result of building our autoclave in the prior year.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3,603,554 during the nine month period ended September 30, 2013, as compared to $3,871,710 during the nine month period ended September 30, 2012. The decrease was the result of fewer funds raised from debt or equity financings in 2013.

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

•      positive results from the operation of our initial test module on the Clarkdale Slag Project; and

•      our ability to generate revenues.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations.  As of September 30, 2013, we had an accumulated deficit of $36,133,515.  As of September 30, 2013, we had working capital of $3,112,026, compared to working capital of $3,188,927 as of December 31, 2012.  If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans.  In addition, our losses may increase in the future as we expand our business plan.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project.  For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000.  As of October 31, 2013, we had cash reserves in the amount of approximately $3,020,000.  Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities.  As of September 30, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect ASU 2013-11 to have a material effect on the its financial condition, results of operation, or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $3,554,153 at September 30, 2013 and $3,931,591 at December 31, 2012.  Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future interest income.

Item 4.  Controls and Procedures

Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On October 28, 2013, the Company was sued by Kuhns Brothers, Inc. in the case entitled Kuhns Brothers Inc., v. Searchlight Minerals Corp. (Civil Action No. 3:13-CV-01573-RNC) in Federal District Court for the District of Connecticut. The lawsuit is for breach of contract and quantum meruit, and seeks at least $240,000.00 in damages. The Company believes it is not liable for any damages and will defend against the claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2013, we completed a private placement (the “Offering”) of secured convertible notes (the “Notes”) to certain investors (collectively, the “Purchasers”), resulting in aggregate gross proceeds to us of $4,000,000.We intend to use the proceeds from the Offering for general working capital purposes. We did not pay any commissions or brokers fees in connection with the Offering.

In connection with the Offering, we entered into certain agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”), a Registration Rights Agreement (the “Registration Rights Agreement”) and a Pledge and Security Agreement (the “Security Agreement”), each dated September 18, 2013, with the Purchasers (the Purchase Agreement, Registration Rights Agreement and Security Agreement, together with all exhibits, schedules and other documents attached thereto, are collectively referred to herein as the “Transaction Documents”). Our two wholly-owned subsidiaries, Clarkdale Metals Corp. and Clarkdale Minerals, LLC, agreed to guarantee the obligations underlying the Notes. We and our subsidiaries granted a first priority lien in all of our assets pursuant to the terms of the Security Agreement. The Bank of Utah has agreed to act as the collateral agent under the Security Agreement.

Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”) purchased $2,600,000 of the Notes in the Offering. Luxor and certain other funds managed by Luxor are principal stockholders of the Company. Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research. In addition, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain affiliates and relatives of Mr. Oring, purchased $310,000 of Notes. The Notes were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

The Notes contain the following terms and conditions: The Notes are due five (5) years from the date of issuance. However, the Note holders have a put option with respect to the Notes, on the second anniversary of the issuance date and every six (6) months thereafter, at par plus accrued and unpaid interest. The Notes may not be prepaid without the consent of the holders of the majority-in-interest of the Notes. The Notes have customary provisions relating to events of default.

  Interest on the Notes accrues at a rate of 7% per annum, which will be payable in cash semi-annually.

Following and during the continuance of an event of default, the Notes will bear interest at a rate per annum equal to the rate otherwise applicable thereto, plus an additional 2% per annum.

Each Note is convertible at any time while the Note is outstanding, at the option of the holder, into shares of our common stock, at $0.40 per share. The Notes have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends and stock splits. In addition, the conversion price of the Notes may require adjustment upon the issuance of equity securities (including the issuance of debt convertible into equity) by us at prices below the then existing conversion price, subject to certain exempt issuances which will not result in an adjustment to the exercise price.

The Notes are secured by a first priority lien on all of our assets and our two subsidiaries in favor of the Purchasers. However, we have the right to cause defeasance of the liens and to reduce the interest rate on the Notes to 4% per annum, if, at any time, we deposit additional collateral and other agreements, satisfactory to the holders of the majority-in-interest of the Notes, with the collateral agent.

We have agreed to not incur any (a) additional secured indebtedness, or (b) indebtedness of any kind (unsecured or secured) with a maturity of less than 5 years from the issuance date of the Notes, in each case, without the written consent of the holders of the majority-in-interest of the Notes, except for purposes of defeasance or trade payables in the ordinary course of business.

  In the event of a change of control of the Company, the Note holders will be entitled to require us to redeem their Notes for 120% of the outstanding principal amount of Notes, plus accrued and unpaid interest.

The holders have the right to purchase pro rata up to $600,000 of additional separate Notes, on or before the first anniversary of the issuance date, on the same general terms and conditions as the terms as the original Notes issued at the closing of the Offering (the “Additional Notes”).

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Notes and Additional Notes. Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the Securities and Exchange Commission within 60 calendar days upon demand by a majority-in-interest of the Purchasers, and to use our best efforts to cause such registration statement to become effective within 120 calendar days after the filing date of such registration statement, or we will be subject to certain liquidated damages provisions. We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The Purchasers will also be granted piggyback registration rights with respect to such shares.

If, among other things, (i) we fail to file the initial registration statement within the prescribed period or (ii) any registration statement that we file is not declared effective within 120 calendar days of the required filing date, we have agreed to pay each Purchaser, as partial liquidated damages, an amount of cash equal to 1% of the aggregate purchase price paid by each such Purchaser for any shares of common stock underlying the Notes and Additional Notes that have not been registered for every monthly period following any required filing date and, on a pro rata basis, for every monthly period following the 120 day period within which any registration statement was to be declared effective. The maximum aggregate liquidated damages payable to a Purchaser will not exceed 3% of the aggregate purchase price paid by such Purchaser.

In connection with the Offering, our board of directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009 (the “Rights Agreement”), and with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”). On June 7, 2012, we previously had agreed to waive the 15% limitations currently in the Rights Agreement with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 17.5% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, we have agreed to waive the 17.5% limitations currently in the Rights Agreement with respect to Luxor, and allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor is the beneficial owner of approximately 21% of our common stock (including giving effect to derivative securities or other rights to purchase or acquire shares of our common stock).

Further, in connection with the Offering, we amended a Voting Agreement and Irrevocably Proxy Coupled with Interest (the “Voting Agreement”) we previously entered into with Luxor on June 7, 2012. Pursuant to the Voting Agreement, Luxor retained the right to vote, in the aggregate, up to that number of issued and outstanding shares of Company common stock which are equal to or less than 15% of the issued and outstanding shares of our common stock, and were required to vote all issued and outstanding shares of common stock in excess of 15% as instructed by our Board of Directors (the “Voting Threshold”). On September 18, 2013, the Company and Luxor amended the Voting Agreement to raise the Voting Threshold from 15% to 19.5%. All of the other terms, conditions and provisions of the Voting Agreement remain in full force and effect. The provisions of the Voting Agreement, as amended, extend to any account managed by Luxor, which becomes an owner of any shares of our common stock. However, if any shares of common stock or warrants (or other rights to acquire shares of common stock) are transferred, so that Luxor and its affiliates are no longer the beneficial owners, the Voting Agreement will terminate as to such securities (unless beneficial ownership is reacquired by Luxor, in which case, such reacquired shares will become subject to the Voting Agreement).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended September 30, 2013 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.  Other Information

In connection with and prior to the closing of the Offering, our Board of Directors voted to approve an amendment (the “Amendment”) to Article III, Section 13(c) of our Bylaws (the “Bylaws”). The Amendment became effective on September 18, 2013 immediately prior to the closing of the Offering.

The Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain publicly held Nevada corporations. These laws provide generally that any person that acquires 20% or more of the outstanding voting shares of certain publicly held Nevada corporations, such as us, in the secondary public or private market, must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. These laws provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. The Control Share Acquisition Statute generally applies only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. We currently do not have at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada, and therefore, the provisions of the Control Share Acquisition Statute do not apply to us, except as provided in the Bylaws.

Prior to the Amendment, Article III, Section 13(c) of our Bylaws provided that the provisions of the Control Share Acquisition Statute would apply to the acquisition of a controlling interest in us, irrespective of whether we have 200 or more stockholders of record, or whether at least 100 of our stockholders have addresses in the State of Nevada appearing on our stock ledger.

Pursuant to the Amendment, the provisions of Control Share Acquisition Statute will apply to the acquisition of a controlling interest in us irrespective of whether we have 200 or more stockholders of record, or whether at least 100 of our stockholders have addresses in the State of Nevada appearing on our stock ledger, unless such acquisition has previously been approved by our Board of Directors.

Item 6.  Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	First Amendment to the Amended and Restated Bylaws of Searchlight Minerals Corp.*
10.1	Form of Secured Convertible Note Purchase Agreement, dated September 18, 2013, by and between Searchlight Minerals Corp. and the investors listed on Schedule I *
10.2	Form of Secured Convertible Promissory Note of Searchlight Minerals Corp. dated September 18, 2013*
10.3	Form of Registration Rights Agreement, dated September 18, 2013, between Searchlight Minerals Corp. and each of the several purchasers signatory*
10.4
Form of Pledge and Security Agreement, dated September 18, 2013, by and among Searchlight Minerals Corp., Clarkdale Minerals, LLC, and Clarkdale Metals Corp. in favor of the Collateral Agent on behalf of the Secured Parties listed on the signature pages*

10.5	First Amendment to Voting Agreement and Irrevocable Proxy Coupled with Interest, effective September 18, 2013, by and among Searchlight Minerals Corp. and each of the undersigned stockholders*
10.6	Effluent lease dated August 25, 2005 between Town of Clarkdale and Clarkdale Minerals, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101	101.INS	XBRL Instance
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation
	101.LAB	XBRL Taxonomy Extension Labels
	101.PRE	XBRL Taxonomy Extension Presentation
	101.DEF	XBRL Taxonomy Extension Definition

* These exhibits were previously filed on Form 8-K dated 9-24-2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 12, 2013	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)

