Form 10-K
period 2013-12-31
Searchlight Minerals Corp.
filed 2014-03-28
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________

Form 10-K

 (Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2013.
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

#100 - 2360 West Horizon Ridge Pkwy.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 (99,214,401 shares) was approximately $39,074,122  (computed based on the closing sale price of the common stock at $0.29 per share as of such date).  Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 27, 2014 was 135,768,318 shares.

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

In 2012, in an effort to establish the commercial feasibility of the autoclave method, we acquired a large batch titanium autoclave (approximately 500 liter capacity).  We have installed this autoclave and we are currently going through the startup and system adjustments necessary to operate it.  we have completed 9 pilot autoclave tests which have resulted in the processing of over 1,000 lbs of slag. The greater quantity of pregnant leach solution (“PLS”) generated with the large batch autoclave allows the testing of multiple resins and multiple stages to more closely model a full-scale commercial system and optimize recovery of gold from solution. We also continue to examine other methods of extracting gold from solution in an effort to determine the most cost-effective and efficient method of recovering gold.  Most recent test results suggest that electrowinning may be the most commercially viable method of recovering gold from solution.

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

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future.  Our net loss for the years ended December 31, 2013 and 2012 was $3,875,234 and $5,401,229, respectively.  As of December 31, 2013, we had an accumulated deficit of $36,892,206.  We cannot assure you that we will have profitable operations in the future.

Corporate History

We were incorporated on January 12, 1999 pursuant to the laws of the State of Nevada.  Our principal executive offices are located at 2360 W. Horizon Ridge Pkwy., Suite 100, Henderson, Nevada, 89052.  Our telephone number is (702) 939-5247.  Our Internet address is www.searchlightminerals.com.  Through a link on the “Recent Filings” section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  All such filings are available free of charge.  Information contained on our website or that is accessible through our website should not be considered to be part of this report.

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

In 2010, we turned our efforts to the autoclave process.  Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from the slag material.  Our independent consultant, Arrakis Inc. (“Arrakis”) has performed over 200 batch autoclave tests under various leach protocols and grind sizes.  Arrakis’ test results have consistently leached approximately 0.5 ounces per ton (“opt”) of gold into solution.  In addition, these results indicate that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach.  We believe that autoclaving will improve our ability to recover gold from solution and thus improve process technical feasibility. The operating conditions identified by Arrakis thus far are mild to moderate compared with most current autoclaves and are anticipated to result in lower capital, operating and maintenance costs.

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

Pretreatment – Recent tests conducted by Arrakis indicate that pretreatment of the slag prior to inserting the slag into the autoclave may enhance recovery of the gold from the PLS (pregnant leach solution). This pretreatment consists of melting the slag at high temperature resulting in a high grade iron byproduct as well as a much more oxidized ‘glass’ containing most of the gold. Results of the recent autoclave leaching of this material appear to enhance recovery of the gold into solution via ion exchange resin. Also of significance is the fact that the iron byproduct may at a minimum pay for the cost of the pretreatment or provide a net profit.   Test work continues to both validate and verify our tentative results to date.

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

To test the commercial viability of the autoclave approach, we performed over 200 bench-scale (6-liter autoclave) tests which showed to be successful in leaching gold into solution from the slag material.  In an effort to maximize gold extraction from the slag material, we tested several different leach protocols and grind sizes during our autoclave tests.  Results of these bench tests by our consultants indicate that autoclaving can provide gold recoveries into solution of up to 0.5 ounces per ton (opt) from the samples which we have tested.  Prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile.

Although the plant site in Clarkdale remains a valuable resource for the technical team, it no longer requires the previous levels of staffing during our autoclave testing and feasibility testing activities.  Thus, we have reduced the number of employees working at the Clarkdale Slag Project to levels appropriate only for essential and necessary tasks, while assuring that important permits remain in good standing.

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

Employees

As of December 31, 2013, we had 18 full-time and one part-time employee. We also had two significant consultants who provide services to our Clarkdale Slag Project operations.  None of our employees are currently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit.  We recorded a net loss of $3,875,234 and $5,401,229 for the years ended December 31, 2013 and 2012, respectively, and have incurred cumulative net losses from operations of $36,892,206 and $33,016,972 as of December 31, 2013 and 2012, respectively.  In addition, we had cash reserves of approximately $2,065,824 and $3,931,591 at December 31, 2013 and 2012, respectively.  We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations.  Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time.  During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of February 28, 2014, we had cash reserves of approximately $1,220,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.  As of December 31, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount of classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable metals, such as precious and base metals that are in placer form (mineral which has been separated from its host rock by natural processes).  We also are allowed to use the surface of the land solely for purposes related to mining and processing the metal-bearing ores.  However, legal ownership of the land remains with the United States.  Placer mining claims (ground with defined boundaries that contains metals in the earth, sand, or gravel, and is not fixed in the rock) are not sufficient to claim lode mineralization (a deposit in consolidated rock as opposed to a placer deposit), and any metals in veins or in bedrock need to be separately claimed by lode claims.  Therefore, we may not have legal rights with respect to any lode deposits within the property that is the subject of the Searchlight Claims.

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

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of our outstanding common stock.  However, the applicable threshold percentage will not exceed 20% or more of our outstanding common stock in the case of any person or group who owned 15% or more of our outstanding common stock as of August 24, 2009, except in the case of one of our principal stockholders, Luxor Capital Partners, L.P. (“Luxor”), for whom we agreed to waive the 15% threshold to allow Luxor to acquire up to 22% beneficial ownership, in connection with a convertible notes offering completed on September 18, 2013.  These persons may be deemed to include certain of our officers, directors and principal stockholders.  The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution.  The rights are designed to provide additional protection against abusive or unfair takeover tactics, such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term stockholder value), partial tender offers and selective open-market purchases.  The rights are intended to assure that our board of directors has the ability to protect stockholders and us if efforts are made to gain control of us in a manner that is not in the best interests of us and our stockholders.  The rights could have the effect of delaying, deferring or preventing a change of control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the common stock.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2.           Properties

We currently rent the office space for our corporate headquarters at the current rate of $2,819 per month under a two year sublease agreement from Ireland Inc.  The office space, located at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

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

We have entered into a lease agreement with the Town of Clarkdale, Arizona.  We provide approximately 60 acres of land to the Town of Clarkdale for disposal of Class B effluent.  We have a first right to purchase up to 46,000 gallons per day of the effluent for its use at 50% of the potable water rate.  In addition, if Class A effluent becomes available, we may purchase the Class A effluent at 75% of the potable water rate.  The term of the lease is five years expiring August 25, 2014.  At such time as the Town of Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, we have a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

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

On October 28, 2013, the Company was sued by Kuhns Brothers, Inc. in the case entitled Kuhns Brothers Inc., v. Searchlight Minerals Corp. (Civil Action No. 3:13-CV-01573-RNC) in Federal District Court for the District of Connecticut. The lawsuit is for breach of contract and quantum meruit, and seeks at least $240,000 in damages. The Company believes it is not liable for any damages and will defend against the claims.

Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4.	Mine Safety Disclosure

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2013 is included in Exhibit 95 to this Annual Report on Form 10-K.

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2013
Fourth Quarter	$0.43	$0.21
Third Quarter	0.59	0.25
Second Quarter	0.56	0.26
First Quarter	0.82	0.42
Year Ended December 31, 2012
Fourth Quarter	$0.87	$0.59
Third Quarter	1.05	0.75
Second Quarter	1.99	0.75
First Quarter	1.92	0.61

On March 27, 2014, the closing sales price on the OTCBB for the common stock was $0.275 as reported on the website of the NASDAQ Stock Market.  As of March 27, 2014, there were 135,768,318 outstanding shares of common stock and approximately 108 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).  However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2008 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested.  The graph also assumes that U.S. $100 was invested on December 31, 2008 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year.  The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Searchlight Minerals Corp.	$100.00	65.31	26.53	26.53	24.49	9.80
NYSE Composite Index	$100.00	135.54	170.14	180.78	192.88	205.73
Philadelphia Gold and Silver (XAU) Index	$100.00	136.63	185.74	150.15	140.08	72.83

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2013, with respect to options and warrants outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,300,331	$1.02	10,552,576
Equity compensation plans not approved by security holders	-	-	-
TOTAL	3,300,331	$1.02	10,552,576

We have also granted 300,000 stock options to one of our executives on October 1, 2010 and 200,000 warrants to one of our consultants on January 13, 2011 outside of equity compensation plans, all of which remain outstanding at December 31, 2013.

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2013:

On December 31, 2013, we issued an aggregate of options to purchase up to 54,000 shares of common stock to our non-management directors.  These options were issued pursuant to the director compensation policy for our non-management directors based on an exercise price of $0.24 per share with respect to the 54,000 stock options, which was the closing price of our common stock on December 31, 2013, the last trading day of the fourth quarter of 2013.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 6.           Selected Financial Data

The following consolidated statement of operations data for fiscal years 2012 and 2013 and consolidated balance sheet data for fiscal years 2012 and 2013 have been derived from our consolidated financial statements and related notes which have been audited by BDO USA, LLP and are included elsewhere in this document.  The statements of operations data for fiscal years 2009, 2010 and 2011, and the balance sheet data for fiscal years 2009, 2010 and 2011 have been derived from our financial statements and related notes not included in this report.  The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,
		2013		2012		2011		2010		2009

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		6,778,132		7,272,434		7,905,365		8,302,650		10,171,472
Income tax benefit		2,325,710		2,107,419		2,956,536		3,151,234		2,591,491
Loss from continuing operations		(3,875,324)		(5,401,229)		(3,415,345)		(1,860,803)		(7,547,586)
Gain from discontinued operations		-		-		-		120,688		270,457
Net loss		(3,875,324)		(5,401,229)		(3,415,345)		(1,740,115)		(7,277,129)
Loss per share - basic and diluted
Loss from continuing operations		(0.03)		(0.04)		(0.03)		(0.02)		(0.07)
Gain from discontinued operations		-		-		-		-		-

Balance Sheet Data	Year Ended December 31,

	2013	2012	2011	2010	2009

Cash	$2,065,824	$3,931,591	$6,161,883	$6,996,027	$13,099,562
Working capital	1,589,621	3,188,927	5,987,080	6,522,057	12,347,353
Total assets	159,716,723	162,619,757	165,107,440	167,916,596	174,158,105
Total liabilities	42,204,957	41,525,105	43,349,747	47,774,461	54,754,777
Total stockholders’ equity	117,511,766	121,094,652	121,757,693	120,142,135	119,403,328
Long-term debt, including current portion	5,140,000	1,272,040	1,519,426	1,763,028	1,999,066

Selected Quarterly Financial Data	Three Months Ended
	(Unaudited)
		12/31/13		9/30/13		6/30/13		3/31/13		12/31/12		9/30/12

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		1,639,456		1,657,333		1,727,158		1,754,185		1,617,768		1,605,817
Loss from operations		(1,639,456)		(1,657,333)		(1,727,158)		(1,754,185)		(1,617,768)		(1,605,817)
Net (loss) income		(758,691)		(1,066,690)		(1,113,624		(936,229)		(1,617,494)		(1,028,766)
Basic and diluted (loss) income per share		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)		(0.01)

Selected Quarterly Financial Data		Three Months Ended (Unaudited)

		6/30/12		3/31/12

Revenues	$	Nil	$	Nil
Expenses		1,810,001		2,238,848
Loss from operations		(1,810,001)		(2,238,848)
Net (loss) income		1,792,224		(4,547,193)
Basic and diluted (loss) income per share		0.01		(0.03)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2013.  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

In 2010, we turned our efforts to the autoclave process.  Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from the slag material.  Our independent consultant, Arrakis Inc. (“Arrakis”) has performed over 200 batch autoclave tests under various leach protocols and grind sizes.  Arrakis’ test results have consistently leached approximately 0.5 ounces per ton (“opt”) of gold into solution.  In addition, these results indicate that autoclaving does not dissolve the levels of iron and silica into solution as did the ambient leach.  We believe that autoclaving will improve our ability to recover gold from solution and thus improve process technical feasibility. The operating conditions identified by Arrakis thus far are mild to moderate compared with most current autoclaves and are anticipated to result in lower capital, operating and maintenance costs.

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

Pretreatment – Recent tests conducted by Arrakis indicate that pretreatment of the slag prior to inserting the slag into the autoclave may enhance recovery of the gold from the PLS (pregnant leach solution). This pretreatment consists of melting the slag at high temperature resulting in a high grade iron byproduct as well as a much more oxidized ‘glass’ containing most of the gold. Results of the recent autoclave leaching of this material appear to enhance recovery of the gold into solution via ion exchange resin. Also of significance is the fact that the iron byproduct may at a minimum pay for the cost of the pretreatment or provide a net profit.   Test work continues to both validate and verify our tentative results to date.

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

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we will require additional financing in order to fund these activities.  As of December 31, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

Use of estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant areas requiring estimates and assumptions include the valuation of stock-based compensation and derivative liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets.  Actual results could differ from those estimates.

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

Convertible notes – derivative liabilities – We evaluate the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes was recorded on the issuance date at its original value less the fair value of the compound derivative.

The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). Fair value is determined using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The debt discount is amortized to non-cash interest expense using the effective interest method over the life of the notes. If a conversion of the underlying note occurs, a proportionate share of the unamortized amount is immediately expensed.

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

Results of Operations

Years Ended December 31, 2013 and 2012

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31
	2013	2012
Revenue	$-	$-
Operating expenses	(6,778,132)	(7,272,434)
Rental revenue	25,440	27,540
Interest and dividend income	2,675	10,952
Interest expense	(149,635)	-
Change in derivative liabilities	698,708	(274,706)
Income tax benefit	2,325,710	2,107,419
Net loss	$(3,875,234)	$(5,401,229)

Revenue.  We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date.  We did not generate any revenues from inception in 2000 through the year ended December 31, 2013.  We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses.  The major components of our operating expenses are outlined in the table below:

	2013	2012

Mineral exploration and evaluation expenses	$2,416,343	$2,594,835
Mineral exploration and evaluation expenses – related party	243,982	241,495
Administrative – Clarkdale site	168,192	280,144
General and administrative	2,336,489	2,630,319
General and administrative – related party	152,537	128,196
Loss on equipment disposition	-	25,897
Depreciation	1,460,589	1,371,548
Total operating expenses	$6,778,132	$7,272,434

Operating expenses decreased by 6.8% to $6,778,132 during the year ended December 31, 2013 from $7,272,434 during the year ended December 31, 2012.  Operating expense decreased in 2013 primarily as a result of less mineral exploration and evaluation and general and administrative expenses incurred.

Mineral exploration and evaluation expenses decreased by 6.9% to $2,416,343 during the year ended December 31, 2013 from $2,594,835 during the year ended December 31, 2012.  Mineral exploration and evaluation expenses decreased in 2013 primarily as a result of lower outside consulting fees through use of internal personnel hired in December 2012.

Mineral exploration and evaluation expenses – related party increased by 1.0% to $243,982 during the year ended December 31, 2013 from $241,495 during the year ended December 31, 2012 for advance royalty payments, consulting fees and expense reimbursements due to NMC.

Administrative – Clarkdale site expenses decreased by 40.0% to $168,192 during the year ended December 31, 2013 from $280,144 for the year ended December 31, 2012. Administrative costs at the Clarkdale site decreased due to reduced fees paid to a property management consultant and to a larger portion of the site manager’s time being allocated to exploration and evaluation expense.

General and administrative expenses decreased by 11.2% and amounted to $2,336,489 during the year ended December 31, 2013 from $2,630,319 during the year ended December 31, 2012.  General and administrative expenses decreased primarily due to a reduction in stock based compensation as no stock option grants were awarded to officers or employees in 2013. Additionally, we incurred less SEC filing fees in 2013 due to a reduction in fees paid for XBRL services. Finally, we did not hold a corporate meeting in 2013 resulting in less administrative and travel expenses. These decreases were partially offset by the increasing cost of insurance, professional and auditing fees.

General and administrative – related party increased by 19.0% and amounted to $152,537 and $128,196 for the years ended December 31, 2013 and 2012, respectively, for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer.    These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  The increase in fees is attributed to accounting for complex transactions that occurred during 2013.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams was $66,441 and $49,996 of the above fees for the years ended December 31, 2013 and 2012, respectively.

Loss on equipment disposal amounted to $25,897 during the year ended December 31, 2012. No assets were sold or disposed of in 2013.

Depreciation expense increased 6.5% to $1,460,589 during the year ended December 31, 2013 from $1,371,548 during the year ended December 31, 2012. The increase is due to placing the autoclave in service in 2013.

Other Income and Expenses.  Total other income (expense) increased to net income of $577,188 during the year ended December 31, 2013 from net expense of $236,214 during the year ended December 31, 2012.  The increase in 2013 was primarily due to the change in fair values of our derivative liabilities partially offset by interest expense incurred on our convertible notes issued in 2013 at an effective interest rate of 15.4%.

We received incidental rental revenue of $25,440 and $27,540 during the years ended December 31, 2013 and 2012, respectively, from leases and rentals of our commercial buildings and certain facilities acquired in connection with our acquisition of Transylvania.  The property leases consist of: (i) a rental agreement with Clarkdale Arizona Central Railroad for the use of certain facilities at a rate of $1,700 per month; and (ii) rental of commercial building space to various tenants.  Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit.  Income tax benefit increased by 10.4% to $2,325,710 during the year ended December 31, 2013 from $2,107,419 during the year ended December 31, 2012.  The increase was attributed to our recognition of a gain on the changes in fair values of derivative liabilities in 2013 compared to a loss in 2012 and to a larger change in our allowance on state net operating loss carryforwards in 2012.

Net Loss.  The aforementioned factors resulted in a net loss of $3,875,234 or $0.03 per common share, for the year ended December 31, 2013, as compared to a net loss of $5,401,229, or $0.04 per common share, for the year ended December 31, 2012.

As of December 31, 2013 and 2012, we had cumulative net operating loss carryforwards of $45,254,765 and $39,367,564, respectively, for federal income tax purposes.  The federal net operating loss carryforwards expire between 2025 and 2033.

We had cumulative state net operating losses of $24,818,346 and $24,294,040 as of December 31, 2013 and 2012, respectively, for state income tax purposes.  The state net operating loss carryforwards began expiring in 2012 and unless used will continue to expire through 2033.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.  During 2013 and 2012, we completed the following issuance of convertible notes and conducted the following financings of our securities:

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

Working Capital

The following is a summary of our working capital at December 31, 2013 and 2012:

	At December 31,
	2013	2012
Current assets	$2,203,427	$4,061,230

Current liabilities	(613,806)	(872,303)

Working capital	$1,589,621	$3,188,927

As of December 31, 2013, we had an accumulated deficit of $36,892,206.  As of December 31, 2013, we had working capital of $1,589,621, compared to working capital of $3,188,927 as of December 31, 2012.  The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $4,000,000 from the issuance of convertible notes in 2013.  Cash was $2,065,824 as of December 31, 2013, as compared to $3,931,591 as of December 31, 2012.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2013	2012
Cash used in operating activities	$(5,179,269)	$(4,963,876)
Cash used in investing activities	(200,052)	(1,048,126)
Cash provided by financing activities	3,513,554	3,781,710
Net decrease in cash during year	$(1,865,767)	$(2,230,292)

Net Cash Used in Operating Activities.  Net cash used in operating activities increased to $5,179,269 during the year ended December 31, 2013 from $4,963,876 during the year ended December 31, 2012.  The increase in cash used in operating activities was primarily due to the reduction in accounts payable from 2012 and increased metallurgical testing expenses.

Net Cash Used in Investing Activities.  Net cash used in investing activities decreased to $200,052 during the year ended December 31, 2013 from $1,048,126 during the year ended December 31, 2012.  The change was primarily the result of funds expended related to acquisition and installation of the batch autoclave during the year ended 2012. Equipment acquisitions in 2013 were limited.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $3,513,554 for the year ended December 31, 2013 compared to $3,781,710 for the year ended December 31, 2012.  The decrease in cash provided by financing activities was the result of less cash received from the issuance of convertible notes in 2013 compared to stock issuances in 2012.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and the Searchlight Gold Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities.  We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.  As of December 31, 2013, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2014, we may need to obtain additional financing.  There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2013:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

VRIC payable	$360,000	$720,000	$60,000	$-	$1,140,000
Convertible notes	280,000	560,000	4,560,000	-	5,400,000

Total	$640,000	$1,280,000	$4,620,000	$-	$6,540,000

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

We had unrestricted cash totaling $2,065,824 at December 31, 2013 and $3,931,591 at December 31, 2012.  Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates.  The unrestricted cash is held for working capital purposes.  We do not enter into investments for trading or speculative purposes.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Searchlight Minerals Corp.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (an exploration stage enterprise) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related consolidated statements of operations and comprehensive loss and cash flows for the period from inception (January 14, 2000) to December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Searchlight Minerals Corp. for the period from inception to December 31, 2011.  Such statements are included in the cumulative inception to December 31, 2013 totals of the consolidated statements of operations and comprehensive loss and cash flows and reflect a net loss of 74.8% of the related cumulative total.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 2011, included in the cumulative totals, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp. at December 31, 2013 and 2012, and the results of  their operations and their cash flows for the years then ended and for the period from inception to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Las Vegas, Nevada

March 28, 2014

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
Las Vegas, Nevada

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$2,065,824	$3,931,591
Prepaid expenses	137,603	129,639

Total current assets	2,203,427	4,061,230

Property and equipment, net	9,455,439	10,715,976
Mineral properties	16,947,419	16,947,419
Slag project	121,759,811	121,667,730
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Deferred financing fees	120,236	-
Reclamation bond and deposits, net	14,241	11,252

Total non-current assets	157,513,296	158,558,527

Total assets	$159,716,723	$162,619,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$195,541	$314,678
Accounts payable - related party	46,535	15,000
Derivative warrant liability	81,574	274,706
VRIC payable, current portion - related party	290,156	267,919

Total current liabilities	613,806	872,303

Long-term liabilities
VRIC payable, net of current portion - related party	713,965	1,004,121
Convertible notes, net of discount	2,798,506	-
Derivative liability - convertible debt	755,709	-
Deferred tax liability	37,322,971	39,648,681

Total long-term liabilities	41,591,151	40,652,802

Total liabilities	42,204,957	41,525,105

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 135,768,318 shares, respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,268,204	153,975,856
Accumulated deficit during exploration stage	(36,892,206)	(33,016,972)

Total stockholders' equity	117,511,766	121,094,652

Total liabilities and stockholders' equity	$159,716,723	$162,619,757

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,416,343	2,594,835	18,094,136
Mineral exploration and evaluation expenses - related party	243,982	241,495	2,703,795
Administrative - Clarkdale site	168,192	280,144	3,944,691
General and administrative	2,336,489	2,630,319	24,390,569
General and administrative - related party	152,537	128,196	841,506
Loss on equipment disposition	-	25,897	611,517
Depreciation	1,460,589	1,371,548	5,970,199

Total operating expenses	6,778,132	7,272,434	56,556,413

Loss from operations	(6,778,132)	(7,272,434)	(56,556,413)

Other income (expense)
Rental revenue	25,440	27,540	201,645
Gain on dispute resolution	-	-	502,586
Change in fair value of derivative liabilities	698,708	(274,706)	4,705,991
Interest expense	(149,635)	-	(163,778)
Interest and dividend income	2,675	10,952	657,461

Total other income (expense)	577,188	(236,214)	5,903,905

Loss from continuing operations before income taxes	(6,200,944)	(7,508,648)	(50,652,508)

Income tax benefit	2,325,710	2,107,419	17,512,325

Loss from continuing operations	(3,875,234)	(5,401,229)	(33,140,183)

Discontinued operations
Loss from discontinued operations	-	-	(3,752,023)

Net loss	$(3,875,234)	$(5,401,229)	$(36,892,206)

Comprehensive loss	$(3,875,234)	$(5,401,229)	$(36,892,206)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	-	-

Net loss	$(0.03)	$(0.04)

Weighted average common shares outstanding -
Basic	135,768,318	133,714,356

Diluted	135,768,318	133,714,356

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

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated
				Common	Deficit During	Total
	Common Stock		Additional	Stock	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Subscribed	Stage	Equity

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.661895 net of $2,500 issuance costs	1,000,000	1,000	658,395	-	-	659,395

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.49198 net of $2,500 issuance costs	1,000,000	1,000	488,480	-	-	489,480

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.47694 net of $2,500 issuance costs	1,000,000	1,000	473,435	-	-	474,435

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.44846 net of $2,500 issuance costs	1,000,000	1,000	444,960	-	-	445,960

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.619395 net of $2,500 issuance costs	1,000,000	1,000	615,895	-	-	616,895

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.92803 net of $2,500 issuance costs	1,000,000	1,000	924,530	-	-	925,530

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.67958 net of $2,500 issuance costs	1,000,000	1,000	676,075	-	-	677,075

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.56092 net of $2,500 issuance costs	1,000,000	1,000	557,420	-	-	558,420

Warrants cancelled in dispute resolution	-	-	(502,586)	-	-	(502,586)

Share-based compensation	-	-	686,299	-	-	686,299

Net loss, December 31, 2011	-	-	-	-	(3,415,345)	(3,415,345)

Balance, December 31, 2011	131,018,318	131,018	149,242,418	-	(27,615,743)	121,757,693

Issuance of common stock for cash from exercise of stock warrants, $0.375 per share	250,000	250	93,500	-	-	93,750

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.90 per share net of $2,040 issuance costs	4,500,000	4,500	4,043,460	-	-	4,047,960

Share-based compensation	-	-	596,478	-	-	596,478

Net loss, December 31, 2012	-	-	-	-	(5,401,229)	(5,401,229)

Balance, December 31, 2012	135,768,318	135,768	153,975,856	-	(33,016,972)	121,094,652

Share-based compensation	-	-	292,348	-	-	292,348

Net loss, December 31, 2013	-	-	-	-	(3,875,234)	(3,875,234)

Balance, December 31, 2013	135,768,318	$135,768	$154,268,204	$-	$(36,892,206)	$117,511,766

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,875,234)	$(5,401,229)	$(36,892,206)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(3,875,234)	(5,401,229)	(33,140,183)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,460,589	1,371,548	5,970,199
Stock based expenses	292,348	596,478	8,340,305
Loss on disposition of fixed assets	-	25,897	612,866
Amortization of prepaid expense	349,028	429,386	2,031,557
Amortization of debt financing fees and debt discount	66,001	-	66,001
Deferred income taxes	(2,325,710)	(2,107,419)	(17,512,325)
Change in fair value of derivative liabilities	(698,708)	274,706	(4,705,991)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(356,992)	(412,220)	(2,169,159)
Reclamation bond and deposits	(2,989)	3,520	(14,241)
Accounts payable and accrued liabilities	(87,602)	255,457	(92,337)

Net cash used in operating activities	(5,179,269)	(4,963,876)	(41,115,894)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	-	500	366,513
Purchase of property and equipment	(200,052)	(1,048,626)	(15,649,228)

Net cash used in investing activities	(200,052)	(1,048,126)	(26,289,954)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	4,143,750	70,330,435
Stock issuance costs	-	(2,040)	(2,126,373)
Proceeds from convertible notes	4,000,000	-	4,000,000
Convertible notes issuance costs	(126,446)	-	(126,446)
Principal payments on capital lease payable	-	-	(116,238)
Payments on VRIC payable - related party	(360,000)	(360,000)	(2,490,001)

Net cash provided by financing activities	3,513,554	3,781,710	69,471,377
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,865,767)	(2,230,292)	2,065,824

CASH AT BEGINNING OF PERIOD	3,931,591	6,161,883	-

CASH AT END OF PERIOD	$2,065,824	$3,931,591	$2,065,824

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			January 14, 2000
			(date of inception)
	For the year ended		through
	December 31, 2013	December 31, 2012	December 31, 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$3,834	$-	$68,728

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

Derivative liability - convertible debt	$1,261,285	$-	$1,261,285

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

Going concern - The Company incurred cumulative net losses of $36,892,206 from operations as of December 31, 2013 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2013, the Company incurred a net loss of $3,875,234, had negative cash flows from operating activities of $5,179,269 and will incur additional future losses due to planned continued exploration stage expenses.

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

Convertible notes – derivative liabilities – The Company evaluates the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes was recorded on the date of issuance at its original value less the fair value of the compound derivative.

The derivative liability is measured at fair value on a recurring basis with changes reported in other income (expense). Fair value is determined using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The debt discount is amortized to non-cash interest expense using the effective interest method over the life of the notes. If a conversion of the underlying note occurs, a proportionate share of the unamortized amount is immediately expensed.

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

Fair value of financial instruments - The Company’s financial instruments consist principally of derivative liabilities and the Verde River Iron Company, LLC (“VRIC”) payable. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels defined as follows:

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

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 6) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 8) is calculated using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The change in fair value of the derivative liabilities is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There has been no change in the valuation technique used for the derivative warrant liability since its inception. The valuation technique for the derivative liability – convertible debt was adopted upon its inception, in the third quarter of 2013. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At December 31, 2013 and 2012, 36,751,266 and 26,184,390 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013			December 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Furniture and fixtures	$38,255	$(35,759)	$2,496	$38,255	$(32,055)	$6,200
Lab equipment	249,061	(240,258)	8,803	249,061	(190,446)	58,615
Computers and equipment	91,002	(67,775)	23,227	86,635	(57,836)	28,799
Income property	309,750	(18,311)	291,439	309,750	(15,664)	294,086
Vehicles	47,675	(44,758)	2,917	44,175	(44,175)	-
Slag conveyance equipment	300,916	(230,124)	70,792	300,916	(157,114)	143,802
Demo module building	6,630,063	(3,200,854)	3,429,209	6,630,063	(2,537,848)	4,092,215
Grinding circuit	913,678	(1,666)	912,012	863,678	-	863,678
Extraction circuit	898,909	(89,891)	809,018	879,962	-	879,962
Leaching and filtration	1,300,618	(780,371)	520,247	1,300,618	(520,247)	780,371
Fero-silicate storage	4,326	(1,298)	3,028	4,326	(865)	3,461
Electrowinning building	1,492,853	(447,856)	1,044,997	1,492,853	(298,571)	1,194,282
Site improvements	1,651,143	(467,306)	1,183,837	1,534,856	(350,554)	1,184,302
Site equipment	360,454	(309,051)	51,403	353,503	(269,314)	84,189
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,390,717	$(5,935,278)	$9,455,439	$15,190,665	$(4,474,689)	$10,715,976

Depreciation expense was $1,460,589 and $1,371,548 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	CLARKDALE SLAG PROJECT

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (“TI”) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale, Arizona, through its wholly owned subsidiary CML. This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and VRIC. One of the Company’s former directors was an affiliate of VRIC. The former director joined the Company’s board subsequent to the acquisition.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of December 31, 2013 and 2012, the cumulative interest cost capitalized and included in the Slag Project was $992,934  and $900,853, respectively.

The following table sets forth the change in the Slag Project for the years ended December 31:

	2013	2012

Slag Pile, beginning balance	$121,667,730	$121,555,117
Capitalized interest costs	92,081	112,613
Slag Pile, ending balance	$121,759,811	$121,667,730

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	MINERAL PROPERTIES - MINING CLAIMS

As of December 31, 2013, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At December 31, 2013 and 2012, the mineral properties balance was $16,947,419.

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

In connection with the Company’s Plan of Operations for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $7,802 as of December 31, 2013 and 2012, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Trade accounts payable	$70,272	$252,782
Accrued compensation and related taxes	45,469	61,896
Accrued interest	79,800	-

	$195,541	$314,678

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

On November 1, 2012 and on October 25, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended from November 12, 2012 to November 12, 2013 and again from November 12, 2013 to November 12, 2014. In all other respects, the terms and conditions of the warrants remained the same. With respect to the extensions, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

	October 25, 2013	November 1, 2012

Risk-free interest rate	0.11%	0.19%
Expected volatility	114.79%	94.94%
Expected life (years)	1.0	1.0

As of December 31, 2013, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.62 per share, and (ii) the number of warrants was increased by 817,285 warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor Capital Partners, L.P. and its affiliates (“Luxor”) waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of the Luxor 2009 private placements warrants is $1.65 per share. 269,956 of the warrants originally held by Luxor have been transferred to another entity. Additional warrants issued for each year ended December 31, 2013 and 2012 as a result of these adjustments are presented in Note 10.

The total warrants accounted for as a derivative liability was 7,158,548 and 6,685,825 as of December 31, 2013 and 2012, respectively.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of derivative liability for the years ended December 31:

	2013	2012

Beginning balance	$(274,706)	$-
Adjustment to warrants	-	(734)

Change in fair value	193,132	(273,972)

Ending balance	$(81,574)	$(274,706)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the years ended December 31:

	2013	2012

Dividend yield	-	-
Expected volatility	90.98% - 121.32%	31.48% - 90.98%
Risk-free interest rate	0.01% - 0.13%	0.08% - 0.16%
Expected life (years)	0.10 - 0.90	0.17 - 0.87

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

The Notes are convertible at any time into shares of common stock at $0.40 per share, subject to certain adjustments. At December 31, 2013, the Notes are convertible into 10,000,000 shares of common stock and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at December 31, 2013:

Convertible notes at face value	$4,000,000
Unamortized discount	(1,201,494)

Convertible notes, net of discount	$2,798,506

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the year ended December 31, 2013:

Interest rate at 7%	$79,800
Amortization of debt discount	59,791
Amortization of deferred financing fees	6,210

Total interest expense on convertible notes	$145,801

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the year ended December 31, 2013 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

Expected volatility	93.11% - 101.74%
Risk-free interest rate	1.39% - 1.75%
Expected life (years)	4.25 - 4.75

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

The following table sets forth the changes in the fair value of the derivative liability for the year ended December 31, 2013:

Beginning balance	$-
Issuance of convertible debt	1,261,285
Change in fair value	(505,576)

Ending balance	$755,709

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date. Mr. Harry Crockett, one of the Company’s former directors, was an affiliate of VRIC.  Mr. Crockett joined the Board of Directors subsequent to the acquisition. Mr. Crockett passed away in 2010.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $92,081 and $112,614 for the years ended December 31, 2013 and 2012, respectively. Interest costs incurred have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending December 31,

2014	$360,000
2015	360,000
2016	360,000
2017	60,000
Thereafter	-

Total minimum payments	1,140,000
Less: amount representing interest	(135,879)

Present value of minimum payments	1,004,121
VRIC payable, current portion	290,156

VRIC payable, net of current portion	$713,965

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 15.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2013 the Company’s stockholders’ equity activity consisted of the following:

a)
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

Risk-free interest rate	0.11%
Expected volatility	114.79%
Expected life (years)	1.0

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

Risk-free interest rate	0.19%
Expected volatility	94.94%
Expected life (years)	1.0

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY (continued)

During the year ended December 31, 2010, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 23, 2010, the Company issued 3,000,000 shares of common stock to Seaside under the Purchase Agreement for gross proceeds of $1,593,750. Total fees related to this issuance were $79,690.

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

d)
On September 30, 2010, the Company awarded and issued 9,231 shares of common stock to a non-officer director pursuant to its directors’ compensation policy. The share award was priced at $0.975 per share and was recorded as directors’ compensation expense of $9,000.

e)
On June 30, 2010, the Company awarded and issued 12,857 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $0.70 per share and were recorded as directors’ compensation expense of $18,000.

f)
On March 31, 2010, the Company awarded and issued 7,500 shares of common stock to each of its two non-officer directors pursuant to its directors’ compensation policy. The share awards were priced at $1.20 per share and were recorded as directors’ compensation expense of $18,000.

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

c)
On November 12, 2009, the Company completed a private placement offering for gross proceeds of $15,098,245 to US accredited investors pursuant to Rule 506 of Regulation D promulgated by the Securities Act of 1933. A total of 12,078,596 units were issued at a price of $1.25. Each unit sold consisted of one share of the Company’s common stock and one-half of one share purchase warrant. Each whole share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at an originally adjusted price of $1.85 per share for a period of three years from the date of issuance. Due to anti-dilution provisions the exercise price of the warrants has been decreased and the number of warrants has been increased as a result of subsequent financing transactions. These adjustments are further discussed Note 6.

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

j)
On February 23, 2007, the Company closed a private placement offering and issued 4,520,666 units for aggregate gross proceeds of $13,562,002 to accredited investors resident in the US pursuant to Regulation D of the Securities Act of 1933 (the “US Offering”). Each unit consisted of one share of its common stock and one half of one share purchase warrant, with each whole warrant entitling the subscriber to purchase one additional share for a period of two years from the closing date at an exercise price of $4.50 per share. The warrants are callable by the Company if its common stock trades above $6.50 per share for 20 consecutive trading days. Pursuant to the terms of the US Offering, the Company agreed to use its best efforts to file a registration statement declared effective by the SEC within four months of the closing date of the US Offering. The Company agreed not to exercise its call rights until the registration statement registering the securities underlying the units sold has been declared effective by the SEC. The Company further agreed to keep the registration statement effective pursuant to Rule 415 of the Securities Act for a period of eighteen months following the date the registration statement is declared effective by the SEC. A portion of the US Offering was sold on a best efforts agency basis. Commissions paid to agents in connection with the US Offering totaled $381,990, and the agents also received warrants to purchase 90,870 shares of its common stock at a price of $4.50 per share, exercisable for a period of two years from the closing date. Issuance costs related to this private placement were $79,513.

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

c)	On June 14, 2006, the Company issued 50,000 shares at $2.06 per share as consideration for an employment contract entered into on June 14, 2006 with the Chief Financial Officer.

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

Warrants associated with equity issuances from 2006 through 2013 do not constitute a registration payment arrangement.

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

e)
On July 7, 2005, the Company issued 1,400,000 shares of common stock for the purchase of 20 mineral claims. The issuance was the first of four required share payments to complete the acquisition of the Searchlight Claims totaling 5,600,000 shares.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY (continued)

f)	On July 6, 2005, the Company issued 200,000 shares of common stock at $0.625 per share for reduction of debt at $125,000 as negotiated with the debtor.

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

h)	On February 14, 2005, the Company cancelled all of the stock options that were outstanding at December 31, 2004.

i)	On February 11, 2005, 70,000,000 shares of the Company were returned to the Company and cancelled at its par value of $0.001 per share.

The following table summarizes the Company’s private placement warrant activity for the years ended December 31, 2013 and 2012:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Life
	Shares	Exercise Price	(Years)

Balance, December 31, 2011	13,784,549	$1.80	0.87
Warrants granted	43,633	1.71	0.42
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2012	13,828,212	1.79	0.87
Warrants granted	372,723	1.64	0.87
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, December 31, 2013	14,200,935	$1.74	0.87

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. The warrants had an exercise price of $0.375 per share and an expiration date of June 1, 2015. In the third quarter of 2011, 3,000,000 of these warrants were cancelled upon the resolution of a dispute with a shareholder. The Company recorded a gain of $502,586 related to the settlement. During the year ended December 31, 2012, 250,000 of these warrants were exercised. As of December 31, 2013, 8,750,000 of these warrants were outstanding.

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2013, the Company had 10,552,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At December 31, 2013, the Company had the following stock option plans available:

•
2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2013, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of December 31, 2013, 1,190,000 of the options granted were outstanding.

•
2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2013, the Company had granted 1,272,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.95 per share. As of December 31, 2013, all of the options granted were outstanding.

•
2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2013, the Company had granted 952,047 options under the 2007 Plan with a weighted average exercise price of $1.03 per share. As of December 31, 2013, 837,454 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at December 31, 2013.

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

Valuation of awards - At December 31, 2013, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the years ended December 31, 2013 and 2012:

	2013	2012

Risk-free interest rate	0.77% - 1.75%	0.37% - 1.04%
Dividend yield	-	-
Expected volatility	90.39% - 101.74%	84.94% - 97.79%
Expected life (years)	4.25	2.00 - 4.55

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

Stock-based compensation activity - During the year ended December 31, 2013, the Company granted stock-based awards as follows:

a)
On December 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

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

e)
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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION (continued)

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

Expenses related to the granting, vesting and modifying of stock-based compensation awards were $292,348 and $596,478 for the years ended December 31, 2013 and 2012, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.
 (AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2013 and 2012:

				Weighted
				Average
		Weighted		Remaining
		Average Grant	Weighted	Contractual	Aggregate
	Number of	Date Fair	Average	Life	Intrinsic
	Shares	Value	Exercise Price	(Years)	Value

Outstanding, December 31, 2011	3,230,953	$0.62	$1.17	5.07
Options/warrants granted	543,425	0.45	0.84	5.61
Options/warrants expired	(168,200)	(1.03)	(2.68)	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2012	3,606,178	0.59	1.05	4.69
Options/warrants granted	234,000	0.18	0.35	4.60
Options/warrants expired	(39,847)	(0.61)	(1.45)	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2013	3,800,331	$0.56	$1.01	3.76	$-

Exercisable, December 31, 2013	3,350,331	$0.51	$0.99	3.32	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended December 31, 2013 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2013:

		Weighted
	Number of	Average
	Shares Subject	Grant Date
	to Vesting	Fair Value

Unvested, December 31, 2012	1,112,500	$0.80
Options/warrants granted	-	-
Options/warrants vested	(662,500)	(0.70)
Options/warrants cancelled	-	-

Unvested, December 31, 2013	450,000	$0.95

For the years ended December 31, 2013 and 2012, the total grant date fair value of shares vested was $466,451 and $270,900, respectively. As of December 31, 2013, there was $65,835 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.80 years as of December 31, 2013. Included in the total of unvested stock options at December 31, 2013, was 250,000 performance-based stock options. At December 31, 2013, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.50 years as of December 31, 2013.

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

On June 7, 2012, the Company agreed to waive the 15% limitation currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 17.5% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the convertible notes offering completed on September 18, 2013, the Company agreed to waive the 17.5% limitation currently in the Rights Agreement with respect to Luxor, and allow Luxor to become the beneficial owners of up to 22% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor became the beneficial owner of approximately 21% of the Company’s common stock (including giving effect to derivative securities or other rights to purchase or acquire shares of the Company’s common stock).

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

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

SEARCHLIGHT MINERALS CORP.
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred income tax assets:

Net operating loss carryforward	$16,822,317	$14,724,543
Option compensation	763,779	673,271
Property, plant & equipment	1,021,685	773,542

Gross deferred income tax assets	18,607,781	16,171,356
Less: valuation allowance	(733,287)	(622,572)

Net deferred income tax assets	17,874,494	15,548,784

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(37,322,971)	$(39,648,681)

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

A reconciliation of the deferred income tax benefit for the years ended December 31, 2013 and 2012 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	2013	2012

Deferred tax benefit at statutory rates	$2,170,330	$2,628,027
State deferred tax benefit, net of federal benefit	186,028	225,259
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(110,715)	(251,471)
Change in state NOL’s	(139,362)	(235,131)
Gain (loss) on the change in fair value of derivative liabilities	265,509	(104,388)
Permanent differences	(46,080)	(154,877)

Deferred income tax benefit	$2,325,710	$2,107,419

The Company had cumulative net operating losses of $45,254,765 as of December 31, 2013 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2033.

State income tax allocation - The Company had cumulative net operating losses of $24,818,346 as of December 31, 2013 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2033.

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

Lease obligations – The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 18. The lease agreement commenced September 1, 2013 and is for a 2 year period. The following table represents future rent payments for each of the years ending December 31,

2014	$29,220
2015	13,336
Thereafter	-

$42,556

Total rent expense was $32,136 and $35,760 for the years ended December 31, 2013 and 2012, respectively.

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At December 31, 2013, the total potential liability for severance agreements was $112,500.

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

Total advance royalty payments to NMC were $180,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

Lawsuit – On October 28, 2013, the Company was sued by Kuhns Brothers, Inc. in Federal District Court for the District of Connecticut. The lawsuit is for breach of contract and quantum meruit and seeks $240,000 in damages. The Company believes that it is not liable for any damages and plans to defend itself against the claims. No liability for this matter has been accrued at December 31, 2013.

16.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2013, the Company had deposits in excess of FDIC insured limits in the amount of $1,241,319.

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

The following table provides details of transactions between the Company and NMC for the years ended December 31, 2013 and 2012.

	2013	2012

Reimbursement of expenses	$4,842	$8,095
Consulting services provided	59,140	53,400
Advance royalty payments	180,000	180,000

Mineral and exploration expense – related party	$243,982	$241,495

The Company had outstanding balances due to NMC of $37,896 and $15,000 at December 31, 2013 and 2012, respectively.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the years ended December 31, 2013 and 2012.

	2013	2012

Accounting support services	$146,346	$128,196
Direct benefit to CFO	$66,441	$49,996

Additionally, in the year ended December 31, 2013, $5,085 of CMOW fees were incurred and capitalized as deferred issuance fees. The Company had an outstanding balance due to CMOW of $8,639 as of December 31, 2013. At December 31, 2012, no amount was due to CMOW.

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

Total rent expense incurred under this sublease agreement was $11,276 for the year ended December 31, 2013. No amounts were due to Ireland as of December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K for the year ended December 31, 2013, our management, with the participation of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective at a reasonable level of assurance to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We are a smaller reporting company under the Rule 12b-2 of the Exchange Act. Therefore, this Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders.  The board of directors held 16 meetings 2013.  Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chairman of the board, Chief Executive Officer and President	68
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	39
John E. Mack	Director (Class II)	66
Robert D. McDougal	Director (Class III)	81
Michael W. Conboy	Director (Class I)	38
Jordan M. Estra	Director (Class I)	66
Melvin L. Williams	Chief Financial Officer	53

Martin B. Oring, Director, Chairman of the Board, President and Chief Executive Officer.  Mr. Oring has been a member of our board of directors since October 6, 2008 and our Chairman of the board, President and Chief Executive Officer since October 1, 2010.  Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001.  Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations.  From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations.  From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions.  From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury).  Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies.  When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury).  Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company.  He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Denver, Colorado, which trades on the TSX Venture Exchange.  Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations.  He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology.  As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our board of directors.  In addition, we believe that Mr. Oring’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

We will mail without charge, upon written request, a copy of our Code of Ethics.  Requests should be sent to: Searchlight Minerals Corp., 2360 W. Horizon Ridge Pkwy., Suite 100, Henderson, Nevada, 89052, Attn. Corporate Secretary.

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

Stockholder Communication with Our Board of Directors

Our board of directors has established a process for stockholders to communicate with the board of directors or with individual directors.  Stockholders who wish to communicate with our board of directors or with individual directors should direct written correspondence to our Corporate Secretary at our principal executive offices located at 2360 West Horizon Ridge Pkwy., Suite 100, Henderson, Nevada, 89052.  Any such communication must contain:

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities.  As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2013.with the exception of the following:
- Martin B. Oring, our CEO and one of our directors, was delinquent in the reporting of one transaction in 2013 on Form 4 which was reported on a delinquent basis on one report.

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

2013 Executive Officer Compensation Components.  For the year ended December 31, 2013, the principal component of compensation for our executive officers was a base salary and equity-based incentive compensation.

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

Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for our executive officers to their contracted amounts based on the favorable results from autoclave testing provided to the Company in August 2011. For 2013, the Compensation Committee decided to postpone compensation adjustments for our executive officers due to the status of the development of our mineral properties and our focus of cash resources into those projects.

The following charts reflect changes in the base salaries of our executive officers from 2012 to 2013:

Name	Principal Position	2012 Salary	2013 Salary	Base Salary % Change
Martin B. Oring	President and Chief Executive Officer	$200,000	$200,000	n/a
Melvin L. Williams	Chief Financial Officer	$130,000	$130,000	n/a
Carl S. Ager	Vice President, Treasurer, and Director	$160,000	$160,000	n/a

Bonuses.  Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee.  For the year ended December 31, 2013, bonuses for executive officers were not authorized per their request.

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

For the year ended December 31, 2013, we did not grant any stock options to our executive officers.

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

Compensation Committee Report.  The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2013.  This report is provided by the following directors, who comprise the committee:

 Jordan M. Estra (Chairman)
Robert D. McDougal
John E. Mack
Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2013 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.  These officers are referred to as the Named Executive Officers in this Report:
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Martin B. Oring, Director,	2013	30,000	-	-	-	-	-	170,000	(2)	200,000
President and	2012	30,000	-	-	-	-	-	170,000	(2)	200,000
CEO (2)

Carl S. Ager,	2013	160,000	-	-	-	-	-	-		160,000
Director, Vice	2012	160,000	-	-	-	-	-	-		160,000
President
and
Secretary (3)

Melvin L. Williams,	2013	130,000	-	-	-	-	-	64,441		196,441
Chief Financial	2012	130,000	-	-	-	-	-	49,996		179,996
Officer (4)

(1)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 11 to the consolidated financial statements (“Stock Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 for our valuation assumptions used to calculate the grant date fair value.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring was also paid a director fee of $10,000 per month through June 30, 2011. Mr. Oring’s director fees are included in other compensation in the above table. Effective July 1, 2011, Mr. Oring’s total base compensation was increased to $200,000 per annum. Mr. Oring’s salary as our President and Chief Executive Officer was unchanged but his director fees were increased to $170,000 per annum or $14,167 per month.

(3)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing.

(4)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Other compensation includes direct benefit to Mr. Williams of $66,441 and $49,996 from fees incurred in 2013 and 2012, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2013:

Name and Position	Number of Securities Underlying Options (#)Exercisable		Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)
Martin B. Oring(1) Director, President and CEO	6,569		-		-	$2.74	3/31/2014	-
	7,377		-		-	$2.44	6/30/2014	-
	9,890		-		-	$1.82	9/30/2014	-
	50,000		-		-	$1.45	10/6/2014	-
	11,250		-		-	$1.60	12/31/2014	-
	15,000		-		-	$1.20	3/31/2015	-
	25,714		-		-	$0.70	6/30/2015	-
	18,462		-		-	$0.98	9/30/2015	-
	100,000		-		-	$0.91	10/1/2015	-
	50,000		-		-	$1.45	10/6/2015	-
	100,000		-		-	$0.91	12/22/2015	-
	450,000	(1)	-		-	$1.22	9/21/2016	-
	50,000		-		-	$1.45	10/6/2016	-
	50,000		-		-	$1.45	10/6/2017	-
	100,000		-		-	$0.91	10/1/2020	-
	-		150,000	(1)	-	$1.22	9/21/2021	-

								-
Carl S. Ager Director, Vice President, Treasurer and Secretary	225,000	(2)	-		-	$1.22	9/21/2016	-
			100,000	(2)	-	$1.22	9/21/2021	-

Melvin L. Williams Chief Financial Officer	75,000		-		-	$1.22	9/21/2016	-

(1)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options vested upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility: and (iii) 100,000 vested upon Mr. Oring completing 30 months of service as CEO.

(2)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options vested upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility.

Grants of Plan Based Awards

There were no grants of plan-based awards to named executive officers during the year ended December 31, 2013.

Option Exercises and Stock Vested

No shares were acquired by any of our Named Executive Officers during the year ended December 31, 2013 through stock option exercises.

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

The severance amounts are payable in cash, in a lump sum.  As of December 31, 2013, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2013.

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

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. McDougal (4)	$36,000	-	$11,945	-	-	$47,945
Jordan M. Estra (5)	$36,000	-	$11,945	-	-	$47,945
Michael W. Conboy (6)	-	-	-	-	-	-
John E. Mack(7)	$36,000	-	$11,945	-	-	$47,945

(1)	No stock awards were granted for the year ended December 31, 2013.

(2)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 11 to the consolidated financial statements (“Stock Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 for our valuation assumptions used to calculate the grant date fair value.

(3)	The following stock option awards were made to the directors in the table in 2013, as computed in accordance with ASC 718: (i) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.48 per share and a grant date value of $0.33 per share (March 31, 2013): (ii) 18,000 stock options each to Jordan M. Estra, John e. Mack and Robert D. McDougal with an exercise price of $0.288 per share and a grant date value of $0.11 per share (June 30, 2013): (iii) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.365 per share and a grant date value of $0.13 per share (September 30, 2013): (iv) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.24 per share and a grant date value of $0.09 per share (December 31, 2013).

(4)	Mr. McDougal held 469,804 stock options and no unvested shares as stock awards, at December 31, 2013. We granted 72,000 stock options and no shares as stock awards to Mr. McDougal in 2013.

(5)	Mr. Estra held 500,518 stock options, which included 50,000 unvested stock options, at December 31, 2013. We granted 72,000 stock options and no shares as stock awards to Mr. Estra in 2013.

(6)	Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2013. We granted no stock options and no shares as stock awards to Mr. Conboy in 2013.

(7)	Mr. Mack held 312,800 stock options, which included 150,000 unvested stock options, at December 31, 2013. We granted 72,000 stock options and no shares as stock awards to Mr. Mack in 2013.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
	Carl S. Ager	17,453,396	(2)(9)	12.80%

	Melvin L. Williams	185,000	(3)	*

	Robert D. McDougal	760,634	(4)	*

	Martin B. Oring	2,542,387	(5)	1.85%

	Jordan M. Estra	504,518	(6)	*

	John. E. Mack	312,800	(7)	*

	Michael W. Conboy	0	(8)	*

	All officers and directors as a group (7 persons)	21,758,735		15.59%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	16,628,396	(9)	12.23%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	17,673,586	(9)(10)	13.00%

	Luxor Capital Group, LP 1114 Ave of the Americas 29th Floor New York, NY 10036	31,283,817	(11)	20.93%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 135,768,318 shares of common stock outstanding as of March 27, 2014.

(2)	Consists of 500,000 shares of common stock and options to acquire an additional 325,000 shares of our common stock (of which 100,000 may vest after 60 days following March 27, 2014) held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 228,396 shares of common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 228,396 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 228,396 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 39,969 of the 228,396 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.

(3)	Consists of 90,000 shares held directly by Melvin L. Williams and in his personal IRA, and 20,000 shares held by Cupit, Milligan, Ogden & Williams PSP and Trust, dated 1/1/97, and options to acquire an additional 75,000 shares of our common stock.

(4)	Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 469,804 shares of our common stock.

(5)	Consists of 305,000 shares held directly by Martin B. Oring (or jointly with his wife), 305,000 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, options and warrants to acquire an additional 1,256,762 shares of common stock (of which 150,000 may vest after 60 days following March 27, 2014) held by Mr. Oring and his affiliated entities and a convertible note that may be converted into 675,625 shares of common stock.

(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 500,518 shares of our common stock held by Mr. Estra and his affiliated entities.

(7)	Consists of options to acquire 312,800 shares of our common stock (of which 150,000 may vest after 60 days following March 27, 2014) held by Mr. Mack.

(8)	Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.

(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 228,396 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 228,396 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)	These shares include the 16,400,000 shares and warrants to purchase up to 228,396 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 228,396 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities beneficially own an aggregate of 17,593,897 shares of common stock, warrants to purchase up to an additional 6,214,920 shares of common stock and a convertible note that may be converted into 7,475,000 shares of common stock. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 31,283,817 shares beneficially owned by the Luxor Reporting Entities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders.  In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project.  We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of one member of our executive management and board of directors, Carl S. Ager.  We also have engaged Nanominerals as a paid consultant to provide technical services to us.  Further, one of our board members, Robert D. McDougal, serves as the chief financial officer and a director of Ireland Inc., a publicly traded, mining related company, which is an affiliate of Nanominerals. In addition, our President and Chief Executive Officer and a member of our board of directors, serves as a consultant to Ireland Inc.  We also rent office space from Ireland Inc. under a sublease agreement. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs.  However, the existence of these continuing obligations may create a conflict of interest between us and our board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner.  In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

The following is a description of related party transactions in the two most recent fiscal years ended December 31, 2013.

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

During the years ended December 31 2012 and 2013, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project and Searchlight Gold Project.  In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities.  For the year ended December 31, 2012, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $53,400 and $8,095, respectively.  $15,000 was due to Nanominerals as of December 31, 2012. For the year ended December 31, 2013, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $59,140 and $4,842, respectively.  $37,896 was due to Nanominerals as of December 31, 2013.

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

We have recorded a liability for the $30,000 monthly payment commitment using imputed interest based on our best estimate of our incremental borrowing rate.  The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813.  The expected term used was ten years, which represents the maximum term the VRIC liability is payable if the Project Funding Date does not occur by the tenth anniversary of the date of the execution of the letter agreement.  We paid $1,050,000 to VRIC from February 15, 2007 (the acquisition date) through December 31, 2010, which included $753,334 of principal and $656,666 of interest.  At December 31, 2010, the balance of the principal obligation owing under the letter agreement was $1,747,853.  Actual payments made under the letter agreement from January 1, 2012 through December 31, 2013 were made as follows:

		Amount	Amount
	Total	Applied to	Applied to
	Payments	Interest	Principal	Balance

At 12/31/11:				$1,519,426

Quarter Ended 3/31/12	90,000	29,990	60,010	1,459,416
Quarter Ended 6/30/12	90,000	28,782	61,218	1,398,198
Quarter Ended 9/30/12	90,000	27,549	62,451	1,335,747
Quarter Ended 12/31/12	90,000	26,292	63,708	1,272,040

2012 Totals	$360,000	$112,614	$247,387	$1,272,040

Quarter Ended 3/31/13	90,000	25,009	64,991	1,207,049
Quarter Ended 6/30/13	90,000	23,701	66,299	1,140,750
Quarter Ended 9/30/13	90,000	22,366	67,634	1,073,116
Quarter Ended 12/31/13	90,000	21,005	68,995	1,004,121

2013 Totals	$360,000	$92,081	$267,919	$1,004,121

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2013 and 2012, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit Milligan of $141,261 and $128,196 for the years ended December 31, 2013 and 2012, respectively.  Additionally, in the year ended December 31, 2013, we incurred and capitalized an additional $5,085 of CMOW fees. Such fees were capitalized as deferred issuance fees. At December 31, 2013, we had an outstanding balance due to the firm of $8,639. No amounts were due to the firm as of December 31, 2012. These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings.  These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff.  Mr. Williams’ compensation has been provided in the form of salary.  The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $66,441 and $49,996 for the years ended December 31, 2013 and 2012, respectively.

Transactions with Ireland Inc.

We lease corporate office space under a sublease agreement with Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland. The lease agreement commenced September 1, 2013, is for a 2 year period and requires monthly lease payments of $2,819 for the first year and $1,667 for the second year. The lease agreement did not require payment of a security deposit.

Total rent expense incurred under this sublease agreement was $11,276 for the year ended December 31, 2013. No amounts were due to Ireland as of December 31, 2013.

Transactions with Luxor Capital Group, L.P.

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

In connection with the Offering, we agreed to waive the 15% limitations currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

On June 7, 2012, we completed a private placement (the “Offering”) of our securities to certain investors, (collectively, the “Purchasers”), which consisted of Luxor Capital Partners, L.P. and certain other funds with respect to which Luxor Capital Group, LP (“Luxor”) acts as investment manager. The Purchasers and certain other funds managed by Luxor are principal stockholders of ours.

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

Item 14.           Principal Accountant Fees and Services

The following table shows the fees paid by us or billed or expected to be billed for the audit and other services provided by BDO USA, LLP, our independent auditors for the years ended December 31, 2013 and 2012:

	2013	2012

Audit Fees	$125,297	$98,161
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	3,967
Total	$125,297	$102,128

Fees for other services provided by BDO, USA, LLP were for technical consultation related to the SEC comment process.

The following table shows the fees paid or accrued by us for the audit and other services provided by Brown Armstrong Accountancy Corporation for the years ended December 31, 2013 and 2012:

	2013	2012

Audit Fees	$186	$79,055
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$186	$79,055

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

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (3)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (4)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (5)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (5)
10.3	2007 Stock Option Plan (6)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (7)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (8)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (9)

10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (10)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (11)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (12)
10.10	Notice of Exercise Option (13)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (14)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (15)
10.13	Special Warranty Deed dated February 15, 2007 (15)
10.14	Bill of Sale dated February 15, 2007 (15)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (15)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (16)
10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (17), (18)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (17)
10.20	Separation and Release Agreement with Ian R. McNeil, dated October 1, 2010 (17)
10.21	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (19)
10.22	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (20)
10.23	Common Stock Purchase Agreement by and between Searchlight Minerals Corp. and Seaside 88, LP, dated December 22, 2010 (21)
10.24	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
10.25	Form of Securities Purchase Agreement, dated June 7, 2012 (23)
10.26	Form of Registration Rights Agreement, dated June 7, 2012 (23)
10.27	Form of Voting Agreement, dated June 7, 2012 (23)
14.1	Code of Ethics (24)
16.1	Brown Armstrong Letter, dated September 24, 2012 (25)
21.1	List of Wholly Owned Subsidiaries
23.1	Consent of Brown Armstrong Accountancy Corporation
23.2	Consent of Kyle L. Tingle, CPA, LLC
23.3	Consent BDO USA, LLP
23.4	Consent of Arrakis, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure
99.1	Audit Committee Charter (24)
99.2	Disclosure Committee Charter (26)
99.3	Related Party Transactions Policy (27)
99.4	Compensation Committee Charter (28)
99.5	Nominating and Corporate Governance Charter (28)
99.6	Corporate Governance Guidelines (28)

       __________________________________

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(6)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(8)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(14)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(15)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(18)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(19)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(21)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 27, 2010.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 11, 2012.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(25)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2012.
(26)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(27)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(28)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2014	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and	March 28, 2014
Martin B. Oring	Director
(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and	March 28, 2014
Carl S. Ager	Director

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	March 28, 2014
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	March 28, 2014
Michael W. Conboy

/s/ ROBERT D. MCDOUGAL	Director	March 28, 2014
Robert D. McDougal

/s/ JOHN E. MACK	Director	March 28, 2014
John E. Mack

/s/ JORDAN M. ESTRA	Director	March 28, 2014
Jordan M. Estra

