Form 10-Q
period 2014-03-31
Searchlight Minerals Corp.
filed 2014-05-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232244 (I.R.S. Employer Identification No.)

#100 - 2360 West Horizon Ridge Pkwy. Henderson, Nevada (Address of principal executive offices)	89052 (Zip code)

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

Yes       ☐        No        ☒

As of May 13, 2014, the registrant had 135,768,318 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$716,461	$2,065,824
Prepaid expenses	108,889	137,603

Total current assets	825,350	2,203,427

Property and equipment, net	9,101,377	9,455,439
Mineral properties	16,947,419	16,947,419
Slag project	121,779,426	121,759,811
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Deferred financing fees	114,679	120,236
Reclamation bond and deposits, net	14,241	14,241

Total non-current assets	157,173,292	157,513,296

Total assets	$157,998,642	$159,716,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$292,939	$195,541
Accounts payable - related party	48,089	46,535
Derivative warrant liability	2,809	81,574
VRIC payable, current portion - related party	295,998	290,156

Total current liabilities	639,835	613,806

Long-term liabilities
VRIC payable, net of current portion - related party	637,739	713,965
Convertible notes, net of discount	2,852,015	2,798,506
Derivative liability - convertible debt	635,977	755,709
Deferred tax liability	36,599,584	37,322,971

Total long-term liabilities	40,725,315	41,591,151

Total liabilities	41,365,150	42,204,957

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 135,768,318 and 135,768,318 shares,
respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,301,229	154,268,204
Accumulated deficit during exploration stage	(37,803,505)	(36,892,206)

Total stockholders' equity	116,633,492	117,511,766

Total liabilities and stockholders' equity	$157,998,642	$159,716,723

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

			For the period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	590,692	568,527	18,684,828
Mineral exploration and evaluation expenses - related party	79,376	59,365	2,783,171
Administrative - Clarkdale site	20,036	41,355	3,964,727
General and administrative	590,672	684,275	24,981,241
General and administrative - related party	51,468	58,556	892,974
Loss on equipment disposition	-	-	611,517
Depreciation	378,825	342,107	6,349,024

Total operating expenses	1,711,069	1,754,185	58,267,482

Loss from operations	(1,711,069)	(1,754,185)	(58,267,482)

Other income (expense)
Rental revenue	7,380	6,135	209,025
Gain on dispute resolution	-	-	502,586
Change in fair value of derivative liabilities	198,497	213,863	4,904,488
Interest expense	(129,997)	-	(293,775)
Interest and dividend income	503	1,331	657,964

Total other income (expense)	76,383	221,329	5,980,288

Loss from continuing operations before income taxes	(1,634,686)	(1,532,856)	(52,287,194)

Income tax benefit	723,387	596,627	18,235,712
		.
Loss from continuing operations	(911,299)	(936,229)	(34,051,482)

Discontinued operations
Loss from discontinued operations	-	-	(3,752,023)

Net loss	$(911,299)	$(936,229)	$(37,803,505)

Comprehensive loss	$(911,299)	$(936,229)	$(37,803,505)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.01)	$(0.01)
Loss from discontinued operations	-	-

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic	135,768,318	135,768,318

Diluted	135,768,318	135,768,318

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			January 14, 2000
			(date of inception)
	For the three months ended		through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(911,299)	$(936,229)	$(37,803,505)
Loss from discontinued operations	-	-	(3,752,023)
Loss from continuing operations	(911,299)	(936,229)	(34,051,482)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	378,825	342,107	6,349,024
Stock based expenses	33,025	121,676	8,373,330
Loss on disposition of fixed assets	-	-	612,866
Amortization of prepaid expense	87,888	97,793	2,119,445
Amortization of debt financing fees and debt discount	59,066	-	125,067
Deferred income taxes	(723,387)	(596,627)	(18,235,712)
Change in fair value of derivative liabilities	(198,497)	(213,863)	(4,904,488)
Gain on dispute resolution	-	-	(502,586)
Changes in operating assets and liabilities:
Prepaid expenses	(59,174)	(65,870)	(2,228,333)
Reclamation bond and deposits	-	(3,664)	(14,241)
Accounts payable and accrued liabilities	98,953	(105,439)	6,616

Net cash used in operating activities	(1,234,600)	(1,360,116)	(42,350,494)
Net cash used in operating activities from discontinued operations	-	-	(2,931,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid on mineral property claims	-	-	(87,134)
Cash paid for joint venture and merger option	-	-	(890,000)
Cash paid to VRIC on closing date - related party	-	-	(9,900,000)
Cash paid for additional acquisition costs	-	-	(130,105)
Proceeds from property and equipment disposition	-		366,513
Purchase of property and equipment	(24,763)	(70,104)	(15,673,991)

Net cash used in investing activities	(24,763)	(70,104)	(26,314,717)
Net cash used in investing activities from discontinued operations	-	-	(452,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	-	-	70,330,435
Stock issuance costs	-	-	(2,126,373)
Proceeds from convertible notes	-	-	4,000,000
Convertible notes issuance costs	-	-	(126,446)
Principal payments on capital lease payable	-	-	(116,238)
Payments on VRIC payable - related party	(90,000)	(90,000)	(2,580,001)

Net cash (used in) provided by financing activities	(90,000)	(90,000)	69,381,377
Net cash provided by financing activities from discontinued operations	-	-	3,384,237

NET CHANGE IN CASH	(1,349,363)	(1,520,220)	716,461

CASH AT BEGINNING OF PERIOD	2,065,824	3,931,591	-

CASH AT END OF PERIOD	$716,461	$2,411,371	$716,461

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended		Period from January 14, 2000 (date of inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$140,930	$-	$209,658

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Capital equipment purchased through accounts payable and financing	$-	$-	$444,690

Assets acquired for common stock issued for acquisition	$-	$-	$66,879,375

Assets acquired for common stock issued for mineral properties	$-	$-	$10,220,000

Assets acquired for liabilities incurred in acquisition	$-	$-	$2,628,188

Net deferred tax liability assumed	$-	$-	$55,197,465

Merger option payment applied to acquisition	$-	$-	$200,000

Reclassify joint venture option agreement to slag project	$-	$-	$690,000

Warrants issued in connection with joint venture option agreement related to slag project	$-	$-	$1,310,204

Stock options for common stock issued in satisfaction of debt	$-	$-	$1,500,000

Capitalization of related party liability to equity	$-	$-	$742,848

Stock issued for conversion of accounts payable, 200,000 shares at $0.625	$-	$-	$125,000

Investor warrants issued with non-customary anti-dilution provisions	$-	$-	$4,281,989

Derivative liability - convertible debt	$-	$-	$1,261,285

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

Going concern - The Company incurred cumulative net losses of $37,803,505 from operations as of March 31, 2014 and has not commenced its commercial mining and mineral processing operations; rather, it is still in the exploration stage. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended March 31, 2014, the Company incurred a net loss of $911,299, had negative cash flows from operating activities of $1,234,600 and will incur additional future losses due to planned continued exploration stage expenses.

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

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (“CML”) and Clarkdale Metals Corp. (“CMC”). Significant intercompany accounts and transactions have been eliminated.

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

There has been no change in the valuation technique used for the derivative warrant liability since its inception. The valuation technique for the derivative liability – convertible debt was adopted upon its inception, in the third quarter of 2013. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three month periods ended March 31, 2014 and 2013, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At March 31, 2014 and 2013, 36,798,697 and 26,256,390 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. The Company adopted ASU 2013-11 during the quarter ended March 31, 2014. The adoption of this standard did not affect the Company’s financial position or results of operation.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(36,440)	$1,815	$38,255	$(35,759)	$2,496
Lab equipment	249,061	(242,620)	6,441	249,061	(240,258)	8,803
Computers and equipment	91,002	(70,002)	21,000	91,002	(67,775)	23,227
Income property	309,750	(18,973)	290,777	309,750	(18,311)	291,439
Vehicles	47,675	(44,933)	2,742	47,675	(44,758)	2,917
Slag conveyance equipment	300,916	(248,377)	52,539	300,916	(230,124)	70,792
Demo module building	6,630,063	(3,366,606)	3,263,457	6,630,063	(3,200,854)	3,429,209
Grinding circuit	913,678	(4,167)	909,511	913,678	(1,666)	912,012
Extraction circuit	898,909	(134,836)	764,073	898,909	(89,891)	809,018
Leaching and filtration	1,300,618	(845,402)	455,216	1,300,618	(780,371)	520,247
Fero-silicate storage	4,326	(1,406)	2,920	4,326	(1,298)	3,028
Electrowinning building	1,492,853	(485,177)	1,007,676	1,492,853	(447,856)	1,044,997
Site improvements	1,675,906	(498,301)	1,177,605	1,651,143	(467,306)	1,183,837
Site equipment	360,454	(316,863)	43,591	360,454	(309,051)	51,403
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,415,480	$(6,314,103)	$9,101,377	$15,390,717	$(5,935,278)	$9,455,439

Depreciation expense was $378,825 and $342,107 for the three month periods ended March 31, 2014 and 2013, respectively. At March 31, 2014, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of March 31, 2014 and December 31, 2013, the cumulative interest cost capitalized and included in the Slag Project was $1,012,550 and $992,934, respectively.

The following table sets forth the change in the Slag Project for the three months period ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Slag Pile, beginning balance	$121,759,811	$121,667,730
Capitalized interest costs	19,615	92,081

Slag Pile, ending balance	$121,779,426	$121,759,811

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	MINERAL PROPERTIES - MINING CLAIMS

As of March 31, 2014, mining claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At March 31, 2014 and 2013, the mineral properties balance was $16,947,419.

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

In connection with the Company’s Plan of Operations for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $11,466 as of March 31, 2014 and 2013, respectively.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Trade accounts payable	$209,383	$70,272
Accrued compensation and related taxes	73,756	45,469
Accrued interest	9,800	79,800

	$292,939	$195,541

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

As of March 31, 2014, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.62 per share, and (ii) the number of warrants was increased by 817,285 warrants. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of the Luxor 2009 private placements warrants is $1.65 per share. 269,956 of the warrants originally held by Luxor have been transferred to another entity. No additional warrants were issued during the three month period ended March 31, 2014.

The total warrants accounted for as a derivative liability were as 7,158,548 and 7,158,548 as of March 31, 2014 and December 31, 2013, respectively.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of the derivative liability for the three month period ended March 31 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Beginning balance	$(81,574)	$(274,706)
Adjustment to warrants	-	-
Change in fair value	78,765	193,132
Ending balance
	$(2,809)	$(81,574)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the three month period ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Dividend yield	-	-
Expected volatility	84.11%	90.98% - 121.32%
Risk-free interest rate	0.10%	0.01% - 0.13%
Expected life (years)	0.60	0.10 - 0.90

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

The Notes are convertible at any time into shares of common stock at $0.40 per share, subject to certain adjustments. At March 31, 2014, the Notes were convertible into 10,000,000 shares of common stock and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Convertible notes at face value	$4,000,000	$4,000,000
Unamortized discount	(1,147,985)	(1,201,494)
Convertible notes, net of discount
	$2,852,015	$2,798,506

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the three month period ended March 31 2014:

March 31, 2014

Interest rate at 7%	$70,000
Amortization of debt discount	53,510
Amortization of deferred financing fees	5,557
Total interest expense on convertible notes	$129,067

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the three month period ended March 31, 2014 and the year ended December 31, 2013 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	March 31, 2014	December 31, 2013

Expected volatility	96.46%	93.11% - 101.74%
Risk-free interest rate	1.73%	1.39% - 1.75%
Expected life (years)	3.0	4.25 – 4.75

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

The following table sets forth the changes in the fair value of the derivative liability for the three month period ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013

Beginning balance	$755,709	$-
Issuance of convertible debt	-	1,261,285
Change in fair value	(119,732)	(505,576)
Ending balance
	$635,977	$755,709

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

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $19,615 and $25,010 for the three month periods ended March 31, 2014 and 2013, respectively. Interest costs incurred have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the years ending March 31,

2015	$360,000
2016	360,000
2017	330,000
Thereafter	-

Total minimum payments	1,050,000
Less: amount representing interest	(116,263)

Present value of minimum payments	933,737

VRIC payable, current portion	295,998

VRIC payable, net of current portion	$637,739

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 3 and 15.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

During the three month periods ended March 31, 2014 and 2013 the Company did not issue any common stock or enter into any financing agreements.

The following table summarizes the Company’s private placement warrant activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2013	14,200,935	$1.74	0.87

Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, March 31, 2014	14,200,935	$1.74	0.62

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option. The warrants had an exercise price of $0.375 per share and an expiration date of June 1, 2015. In the third quarter of 2011, 3,000,000 of these warrants were cancelled upon the resolution of a dispute with a shareholder. The Company recorded a gain of $502,586 related to the settlement. During the three year period ended March 31, 2013, 250,000 of these warrants were exercised. As of March 31, 2014, 8,750,000 of these warrants were outstanding.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2014, the Company had 10,498,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2014, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2014, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of March 31, 2014, 1,190,000 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2014, the Company had granted 1,326,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.92 per share. As of March 31, 2014, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2014, the Company had granted 952,047 options under the 2007 Plan with a weighted average exercise price of $1.03 per share. As of March 31, 2014, 830,885 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at March 31, 2014.

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

Valuation of awards - At March 31, 2014, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the three month periods ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013

Risk-free interest rate	0.39% - 1.73%	0.77%
Dividend yield	-	-
Expected volatility	98.65% - 105.87%	95.66%
Expected life (years)	2.00 - 4.25	4.25

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the three month period ended March 31, 2014, the Company granted stock-based awards as follows:

During the three month period ended March 31, 2014, the Company granted stock-based awards as follows:

a)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

During the three month period ended March 31, 2013, the Company granted stock-based awards as follows:

a)	On March 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.48 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2013, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.48 per share. The options were granted to a consultant, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

Expenses related to the granting, vesting and modifying of stock-based compensation awards were $33,025 and $121,676 for the three month periods ended March 31, 2014 and 2013, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,800,331	$0.56	$1.01	3.76
Options/warrants granted	54,000	0.09	0.26	5.00
Options/warrants expired	(6,569)	1.22	2.74	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, March 31, 2014	3,847,762	$0.55	$0.99	3.65	$1,080

Exercisable, March 31, 2014	3,447,762	$0.52	$0.98	3.25	$1,080

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended March 31, 2014 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three month period ended March 31, 2014:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2013	450,000	$0.95
Options/warrants granted	-	-
Options/warrants vested	(50,000)	1.49
Options/warrants cancelled	-	-

Unvested, March 31, 2014	400,000	$0.88

For the three month periods ended March 31, 2014 and 2013, the total grant date fair value of shares vested was $74,731 and $70,144, respectively. As of March 31, 2014, there was $42,908 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.94 years as of March 31, 2014. Included in the total of unvested stock options at March 31, 2014, was 250,000 performance-based stock options. At March 31, 2014, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.75 years as of March 31, 2014.

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

SEARCHLIGHT MINERALS CORP.

(AN EXPLORATION STAGE ENTERPRISE)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Deferred income tax assets:

Net operating loss carryforward	$17,375,356	$16,822,317
Option compensation	773,285	763,779
Property, plant & equipment	1,082,341	1,021,685

Gross deferred income tax assets	19,230,982	18,607,781
Less: valuation allowance	(633,101)	(733,287)

Net deferred income tax assets	18,597,881	17,874,494

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(36,599,584)	$(37,322,971)

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

A reconciliation of the deferred income tax benefit for the three month periods ended March 31, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2014	March 31, 2013

Deferred tax benefit at statutory rates	$572,140	$536,500
State deferred tax benefit, net of federal benefit	49,041	45,986
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	100,186	(27,679)
Permanent differences:
Change in state NOL’s	(47,874)	(34,841)
Gain on the change in fair value of derivative liabilities	75,429	81,268
Other	(25,535)	(4,607)

Deferred income tax benefit	$723,387	$596,627

The Company had cumulative net operating losses of $46,836,116 as of March 31, 2014 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2034.

State income tax allocation - The Company had cumulative net operating losses of $24,752,089 as of March 31, 2014 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2034.

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

Lease obligations – The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 18. The lease agreement commenced September 1, 2013 and is for a 2 year period. The following table represents future rent payments for each of the 12 month periods ending March 31,

2015	$25,764
2016	8,335
Thereafter	-

$34,099

Total rent expense was $8,457 and $8,940 for the three month periods ended March 31, 2014 and 2013, respectively.

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At March 31, 2014, the total potential liability for severance agreements was $112,500.

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

Total advance royalty payments to NMC were $45,000 and $45,000 for the three month periods ended March 31, 2014 and 2013, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

Lawsuit – On October 28, 2013, the Company was sued in Federal District Court for the District of Connecticut. The Company believes it was not liable for any damages, however, it settled for an immaterial amount subsequent to March 31, 2014.

16.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2014, the Company had deposits in excess of FDIC insured limits in the amount of $34,733.

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

The following table provides details of transactions between the Company and NMC for the three month periods ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013

Reimbursement of expenses	$4,376	$1,515
Consulting services provided	30,000	12,850
Advance royalty payments	45,000	45,000

Mineral and exploration expense – related party	$79,376	$59,365

The Company had outstanding balances due to NMC of $27,761 and $37,896 at March 31, 2014 and December 31, 2013, respectively.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three month period ended March 31, 2014 and 2013.

	March 31, 2014	March 31, 2013

Accounting support services	$43,011	$58,556
Direct benefit to CFO	$16,774	$22,837

The Company had an outstanding balance due to CMOW of $20,328 and $8,639 as of March 31, 2014 and December 31, 2013, respectively.

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

Total rent expense incurred under this sublease agreement was $8,457 for the three month period ended March 31, 2014. No amounts were due to Ireland as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2014 and changes in our financial condition from our year ended December 31, 2013. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Clarkdale Slag Project

Since our involvement in the Clarkdale Slag Project, our goal has been to demonstrate the economic feasibility of the project by determining a commercially viable method to extract precious and base metals from the slag material. We believe that in order to demonstrate this, we must successfully operate four major steps of our production process: crushing and grinding, leaching, continuous process operation, and extraction of gold from solution.

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

Recently, we have been performing tests whereby the slag material is pretreated prior to processing it in the autoclave. Recent test work indicates that pretreatment, by melting the slag at high temperature, aids in the recovery of the gold from solution derived from the autoclave.  We believe that the high temperature process aids in breaking down the refractory coating on the gold particles that are subsequently put into solution after the autoclaving of the slag material and also separates out the iron that makes up approximately one third of the untreated slag material.

The heat treated slag material, after the removal of the iron is, for ease of reference, hereinafter referred to as glass.  This processed glass material contains the gold and, because of the heat treatment process, is now easily and readily assayed by standard fire assay techniques. It is anticipated that incorporating this additional step into our flow chart renders process optimization testing much easier and will allow this phase of the development program to be concluded more quickly.

Technical achievements considered to be a major breakthrough

In the past few months the precise nature of the gold contained in the Clarkdale slag has been determined. Test work done with high resolution microscopes – a Scanning Electron Microscope (“SEM”) and a Transmission Electron Microscope (“TEM”) – have photographed and measured the gold contained within sulfides and further encapsulated by a highly refractory silicate very resistant to thermal and chemical attack. This explains the difficulty in fire assaying the gold or using ambient temperature strong reagent leaching. Further, the gold is present as colloids (very small particles) less than 100 nm in size which is 1,000 times less than the width of a human hair. [This microscopic size is in the range of most of the gold contained within the Carlin Trend in Nevada – one of North America’s richest gold deposits that went undetected for decades due to the small “invisible” gold particles. The Carlin Trend material was also very difficult to assay and process until the true nature and deportment of the gold was determined.] The temperature required to break the silicate coating of the Clarkdale slag material exceeds standard fire assay temperature which is why the gold is not captured in the lead collector used in a standard fire assay. Specialized grinding using High Pressure Grinding Rolls (“HPGR”) and high temperature leaching used in the current proposed process flow diagram aid in breaking this coating, oxidizing the sulfide, and converting the gold from a colloid to a charged ionic form in solution.

Testing using this process thus far has verified the prior test results achieved and reported by us of gold grades between 0.4 to 0.6 ounces per ton (average).  The processed material being derived from the heat treated slag is also much easier to be analyzed using standard analytical techniques.  Small autoclave tests conducted on the glass from the heat treatment have produced up to an 85% extraction of gold into the pregnant leach solution (“PLS”) solution.

The PLS solutions have been treated with ion exchange resin to remove the gold from solution. Fire assays of the gold impregnated resin indicate up to a 60% extraction of the gold from the PLS into gold fire assay beads (gold in hand).  While not yet optimized, this is a significant improvement over previous attempts to capture the gold as metal by ion exchange resin.

All of these tests thus far have been limited to a small 6 liter test autoclave.  To provide more definitive process results, we have purchased (and expects delivery within 2 weeks) a much larger heat treating unit, to produce sufficient treated slag to allow running the larger 900 liter pilot autoclave. This will provide a sufficient volume of PLS for a final determination of recoverable gold by ion exchange resin, as well as, allowing the testing of other methods of gold removal from solution to determine the method allowing optimal recovery of gold from solution.

Other positive developments

In addition to the breakthrough discussed above, as a byproduct of this new process, the high temperatures produce a high quality iron product grading 75 to 85% iron content in a pelletized form. The high quality of the iron and its pellet size form make it a readily marketable product for sale to the China, Korea, or India markets. We believe that further optimization testing will result in greater than 90% iron as achievable and will secure a premium price selling either into the scrap iron or pig iron market. Test work is underway to maximize iron content while maintaining gold recovery.

The existing railroad spur on the Clarkdale Project Site connects to a major railroad for low cost transportation to a seaport or domestic market. It is believed that this pre-treatment process may pay for itself or provide a net cash flow from the sale of the iron. To examine the efficacy of this concept, we have engaged Samuel Engineering of Denver, Colorado to perform a preliminary assessment and marketing study. This study has been concluded and suggests that a marketable higher grade iron product could be made and sold as a byproduct to generate net cash flow or reduce the overall costs of producing gold. Toward this end we have commenced contacting commercial iron producers for expressions of interest.

This pilot scale test work should provide sufficient process definition for a project feasibility study to be completed, allowing management to seek the financing to move forward to commercialization of the Clarkdale Project.

We believe this latest breakthrough has moved the project much closer to commercialization as well as potentially providing extra unanticipated revenue through the sale of iron. The gold results set forth in this report have not yet been optimized, however, since we have been able to remove the iron as a saleable byproduct through the additional step discussed, even at the current results, if repeatable, the project would be commercial. We are looking forward to final definition of the process flow diagram and moving ahead to the bankable study to allow the project to move to a commercial status.

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

Income taxes – We follow the liability method of accounting for income taxes. This method recognizes certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset as measured by the statutory tax rates in effect. The effect of a change in tax rates is recognized in operations in the period that includes the enactment date. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended March 31,
	2014	2013	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,711,069)	(1,754,185)	(2.5)%
Other income (expense)	76,383	221,329	(65.5)%
Income tax benefit	723,387	596,627	21.2%
Net loss	$(911,299)	$(936,229)	(2.7)%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the three months ended March 31, 2014. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2014	2013	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$590,692	$568,527	3.9%
Mineral exploration and evaluation expenses – related party	79,376	59,365	33.7%
Administrative – Clarkdale site	20,036	41,355	(51.6)%
General and administrative	590,672	684,275	(13.7)%
General and administrative – related party	51,468	58,556	(12.1)%
Depreciation	378,825	342,107	10.7%
Total operating expenses	$1,711,069	$1,754,185	(2.5)%

Three month period ended March 31, 2014 and 2013. Operating expenses decreased to $1,711,069 during the three month period ended March 31, 2014 from $1,754,185 during the three month period ended March 31, 2013 as further discussed below.

Mineral exploration and evaluation expenses increased to $590,692 during the three month period ended March 31, 2014 from $568,527 during the three month period ended March 31, 2013. The increase is attributed to more time spent by technical staff on the technical program in 2014.

Mineral exploration and evaluation expenses – related party increased to $79,376 during the three month period ended March 31, 2014 from $59,365 during the three month period ended March 31, 2013. The increase is due to NMC providing additional metallurgical consulting services in 2014.

Administrative – Clarkdale site expenses decreased to $20,036 during the three month period ended March 31, 2014 from $41,355 for the three month period ended March 31, 2013. Administrative costs at the Clarkdale site decreased due to a further reduction of certain consulting fees in 2014.

General and administrative expenses decreased to $590,672 during the three month period ended March 31, 2014 from $684,275 during the three month period ended March 31, 2013. The decrease was primarily due to less stock based compensation expense. Additionally, we incurred greater auditing fees in 2013 as a result of changing auditors.

General and administrative – related party decreased to $51,468 during the three month period ended March 31, 2014 from $58,556 during the three month period ended March 31, 2013 for accounting support services to Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. These accounting support services included bookkeeping input for the Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. We incurred more accounting support expense in 2013 as a result of changing auditors.

These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $16,774 and $22,837 of the above fees for the three month periods ended March 31, 2014 and 2013, respectively.

Depreciation expense increased to $378,825 during the three month period ended March 31, 2014 from $342,107 during the three month period ended March 31, 2013. The increase was due to placing the autoclave into service during the third quarter of 2013.

Other Income and Expenses

Three month period ended March 31, 2014 and 2013. Total other income (expense) amounted to $76,383 during the three month period ended March 31, 2014 compared to $221,329 during the three month period ended March 31, 2013. The change in total other income (expense) primarily resulted from $129,997 of interest expense incurred during the three month period ended March 31, 2014 related to the issuance of convertible notes on September 18, 2013. Additionally, we recognized less gain on the change in fair values of our derivative liabilities for the three month period ended March 31, 2014 compared to 2013.

Income Tax Benefit

Three month period ended March 31, 2014 and 2013. Income tax benefit increased to $723,387 for the three month period ended March 31, 2014 from $596,627 during the three month period ended March 31, 2013. The increase in benefit was due to an increased loss for the period after permanent differences and a reduction in valuation allowance related to state net operating losses.

Net Loss

Three month period ended March 31, 2014 and 2013. The aforementioned factors resulted in a net loss of $911,299, or $0.01 per common share, for the three month period ended March 31, 2014, as compared to a net loss of $936,229, or $0.01 per common share, for the three month period ended March 31, 2013.

As of March 31, 2014, we had cumulative net operating loss carryforwards of approximately $46,836,116 for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2034.

We had cumulative state net operating losses of approximately $24,752,089 as of March 31, 2014 for state income tax purposes. The state net operating loss carryforwards expire between 2014 and 2034.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. No financing transactions occurred during the first quarter of 2014. During the year ended December 31, 2013, we completed the following issuance of convertible notes:

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

Interest on the Notes accrues at a rate of 7% per annum, which will be payable in cash semi-annually. On March 18, 2014, we paid our semi-annual interest installment of $140,000.

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

Working Capital

The following is a summary of our working capital at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	Percent Increase/(Decrease)
Current Assets	$825,350	$2,203,427	(62.5)%
Current Liabilities	(639,835)	(613,806)	4.2%
Working Capital	$185,515	$1,589,621	(88.3)%

The change in our working capital was attributable to continued net losses, equipment purchases, interest payments on our convertible note and recurring scheduled payments on our long term liabilities. Cash was $716,461 as of March 31, 2014, as compared to $2,065,824 as of December 31, 2013.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2014	2013	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,234,600)	$(1,360,116)	(9.2)%
Cash Flows Used in Investing Activities	(24,763)	(70,104)	(64.7)%
Cash Flows Used in Financing Activities	(90,000)	(90,000)	n/a
Net Change in Cash During Period	$(1,349,363)	$(1,520,220)	(11.2)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $1,234,600 during the three month period ended March 31, 2014 from $1,360,116 during the three month period ended March 31, 2013. The decrease was due primarily to the increase in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $24,763 during the three month period ended March 31, 2014, as compared to $70,104 during the three month period ended March 31, 2013. The decrease was due to less equipment purchases and restoration work on an on-site building during 2014.

Net Cash Used by Financing Activities. Net cash used in financing activities was $90,000 during both the three month periods ended March 31, 2014 and 2013. In both quarters, financing activities were limited to normal recurring payments on our long term debt.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of March 31, 2014, we had an accumulated deficit of $37,803,505. As of March 31, 2014, we had working capital of $185,515, compared to working capital of $1,589,621 as of December 31, 2013. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 30, 2014, we had cash reserves in the amount of approximately $410,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of March 31, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2014, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years (and interim periods within those years) beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted ASU 2013-11 during the first quarter of 2014. The adoption of this standard did not affect our financial condition or results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $716,461 at March 31, 2014 and $2,065,824 at December 31, 2013. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On October 28, 2013, the Company was sued by Kuhns Brothers, Inc. in the case entitled Kuhns Brothers Inc., v. Searchlight Minerals Corp. (Civil Action No. 3:13-CV-01573-RNC) in Federal District Court for the District of Connecticut. The lawsuit is for breach of contract and quantum meruit, and seeks at least $240,000 in damages. Subsequent to March 31, 2014, the lawsuit was settled for an immaterial amount.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended March 31, 2014 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

23.1	Consent of Samuel Engineering, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosures
101	101.INS	XBRL Instance
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation
	101.LAB	XBRL Taxonomy Extension Labels
	101.PRE	XBRL Taxonomy Extension Presentation
	101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: May 14, 2014	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)

