Form 10-Q
period 2014-06-30
Searchlight Minerals Corp.
filed 2014-08-19
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

As of August 13, 2014, the registrant had 135,768,318 outstanding shares of common stock.

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$37,473	$2,065,824
Prepaid expenses	86,650	137,603
Assets held for sale	245,000	-

Total current assets	369,123	2,203,427

Property and equipment, net	8,471,537	9,455,439
Mineral properties	16,947,419	16,947,419
Slag project	121,785,651	121,759,811
Land - smelter site and slag pile	5,916,150	5,916,150
Land	3,300,000	3,300,000
Deferred financing fees	109,053	120,236
Reclamation bond and deposits, net	13,891	14,241

Total non-current assets	156,543,701	157,513,296

Total assets	$156,912,824	$159,716,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$799,104	$195,541
Accounts payable - related party	158,703	46,535
Derivative warrant liability	3,634	81,574
VRIC payable, current portion - related party	349,985	290,156

Total current liabilities	1,311,426	613,806

Long-term liabilities
VRIC payable, net of current portion - related party	559,976	713,965
Convertible notes, net of discount	2,906,181	2,798,506
Derivative liability - convertible debt	629,854	755,709
Deferred tax liability	36,016,674	37,322,971

Total long-term liabilities	40,112,685	41,591,151

Total liabilities	41,424,111	42,204,957

Commitments and contingencies - Note 16

Stockholders' equity

Common stock, $0.001 par value; 400,000,000 shares authorized, 135,768,318 and 135,768,318 shares, respectively, issued and outstanding	135,768	135,768
Additional paid-in capital	154,319,851	154,268,204
Accumulated deficit	(38,966,906)	(36,892,206)

Total stockholders' equity	115,488,713	117,511,766

Total liabilities and stockholders' equity	$156,912,824	$159,716,723

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	495,072	672,262	1,085,766	1,240,790
Mineral exploration and evaluation expenses - related party	76,184	50,078	155,560	109,442
Administrative - Clarkdale site	29,796	68,996	49,832	110,349
General and administrative	567,629	569,745	1,158,300	1,254,021
General and administrative - related party	37,249	23,789	88,717	82,345
Loss on assets held for sale	45,115	-	45,115	-
Depreciation	379,169	342,288	757,993	684,396

Total operating expenses	1,630,214	1,727,158	3,341,283	3,481,343

Loss from operations	(1,630,214)	(1,727,158)	(3,341,283)	(3,481,343)

Other income (expense)
Rental revenue	8,290	6,480	15,670	12,615
Change in fair value of derivative liabilities	5,298	60,843	203,795	274,706
Interest expense	(129,698)	(2,353)	(259,695)	(2,353)
Interest and dividend income	13	585	516	1,916

Total other income (expense)	(116,097)	65,555	(39,714)	286,884

Loss before income taxes	(1,746,311)	(1,661,603)	(3,380,997)	(3,194,459)

Income tax benefit	582,910	547,979	1,306,297	1,144,606

Net loss	$(1,163,401)	$(1,113,624)	$(2,074,700)	$(2,049,853)

Comprehensive loss	$(1,163,401)	$(1,113,624)	$(2,074,700)	$(2,049,853)

Loss per common share - basic and diluted

Net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding -

Basic	135,768,318	135,768,318	135,768,318	135,768,318

Diluted	135,768,318	135,768,318	135,768,318	135,768,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,074,700)	$(2,049,853)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	757,993	684,396
Stock based expenses	51,647	195,281
Loss on assets held for sale	45,115	-
Amortization of prepaid expense	211,480	175,862
Amortization of debt financing fees and debt discount	118,858	-
Deferred income taxes	(1,306,297)	(1,144,606)
Change in fair value of derivative liabilities	(203,795)	(274,706)
Changes in operating assets and liabilities:
Prepaid expenses	(160,527)	(136,033)
Reclamation bond and deposits	350	(3,664)
Accounts payable and accrued liabilities	715,731	(235,649)

Net cash used in operating activities	(1,844,145)	(2,788,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(64,206)	(101,950)

Net cash used in investing activities	(64,206)	(101,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on VRIC payable - related party	(120,000)	(180,000)

Net cash used in financing activities	(120,000)	(180,000)

NET CHANGE IN CASH	(2,028,351)	(3,070,922)

CASH AT BEGINNING OF PERIOD	2,065,824	3,931,591

CASH AT END OF PERIOD	$37,473	$860,669

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$71,304	$2,353

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Searchlight Minerals Corp. (the “Company”) has been in the exploration stage since its formation, and the Company has not yet realized any revenues from its planned operations. The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

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

Going concern - The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations and 2) the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As of June 30, 2014, the Company had cumulative net losses of $38,966,906 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the six month period ended June 30, 2014, the Company incurred a net loss of $2,074,700, had negative cash flows from operating activities of $1,844,145 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $942,303 at June 30, 2014.

To address liquidity constraints, the Company will seek additional sources of capital through the issuance of equity or debt financing. Additionally, the Company has reduced expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment of outsourced consulting fees where available, deferred payment of current and future board fees and reduction of staffing levels. The Company reduced staffing levels from December 31, 2013 through June 2014, constituting annual savings of approximately $313,000. The Company has deferred payment of officer salaries, monthly legal retainer fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the Company’s business significantly. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

Basis of presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year-end is December 31.

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clarkdale Minerals, LLC (“CML”) and Clarkdale Metals Corp. (“CMC”). Significant intercompany accounts and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include the valuation of stock-based compensation and derivative liabilities, impairment analysis of long-lived assets, and realizability of deferred tax assets. Actual results could differ from those estimates.

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

The tests for long-lived assets in the exploration, development or production stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

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

SEARCHLIGHT MINERALS CORP.

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

The Company’s financial instruments consist of the VRIC payable (described in Note 10) and derivative liabilities. The VRIC payable is classified within Level 2 of the fair value hierarchy. The fair value approximates carrying value as the imputed interest rate is considered to approximate a market interest rate.

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 7) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 9) is calculated using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The change in fair value of the derivative liabilities is classified in other income (expense) in the consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There has been no change in the valuation technique used for the derivative warrant liability since its inception. The valuation technique for the derivative liability – convertible debt was adopted upon its inception, in the third quarter of 2013. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the six month periods ended June 30, 2014 and 2013, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At June 30, 2014 and 2013, 36,845,320 and 26,300,390 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,018)	$1,237	$38,255	$(35,759)	$2,496
Lab equipment	249,061	(244,224)	4,837	249,061	(240,258)	8,803
Computers and
equipment	91,002	(72,229)	18,773	91,002	(67,775)	23,227
Income property	-	-	-	309,750	(18,311)	291,439
Vehicles	47,675	(45,108)	2,567	47,675	(44,758)	2,917
Slag conveyance
equipment	300,916	(266,629)	34,287	300,916	(230,124)	70,792
Demo module building	6,630,063	(3,532,357)	3,097,706	6,630,063	(3,200,854)	3,429,209
Grinding circuit	913,678	(6,667)	907,011	913,678	(1,666)	912,012
Extraction circuit	938,352	(181,557)	756,795	898,909	(89,891)	809,018
Leaching and filtration	1,300,618	(910,433)	390,185	1,300,618	(780,371)	520,247
Fero-silicate storage	4,326	(1,514)	2,812	4,326	(1,298)	3,028
Electrowinning building	1,492,853	(522,499)	970,354	1,492,853	(447,856)	1,044,997
Site improvements	1,675,907	(529,298)	1,146,609	1,651,143	(467,306)	1,183,837
Site equipment	360,454	(324,104)	36,350	360,454	(309,051)	51,403
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,145,174	$(6,673,637)	$8,471,537	$15,390,717	$(5,935,278)	$9,455,439

Depreciation expense was $379,169 and $342,288 for the three month periods ended June 30, 2014 and 2013, respectively and $757,993 and $684,396 for the six month periods ended June 30, 2014 and 2013, respectively. At June 30, 2014, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

3.	ASSETS HELD FOR SALE

As of June 30, 2014, assets held for sale consisted of a building and lot that the Company was in the process of selling. In the second quarter of 2014, the Company was approached by a buyer who was interested in purchasing the property. Management determined that the sale was in the best interest of the Company due to the generation of additional cash flow. Prior to its reclassification to “assets held for sale” the property was classified as “Income property” and had a book value of $290,115. The selling price of the property was $250,000 and costs to complete the sale were estimated at $5,000. An impairment loss of $45,115 was recorded to operations during the three month period ended June 30, 2014.

Subsequent to June 30, 2014, the sale was closed as further described in Note 20.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the original JV Agreement, the Company agreed to pay NMC a 5% royalty on NSR payable from the Company’s 50% joint venture interest in the production from the Clarkdale Slag Project. Upon the assignment to the Company of VRIC’s 50% interest in the Joint Venture Agreement in connection with the reorganization with TI, the Company continues to have an obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. On July 25, 2011, the Company agreed to pay NMC an advance royalty payment of $15,000 per month effective January 1, 2011. The advance royalty payment is more fully discussed in Note 16.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of June 30, 2014 and December 31, 2013, the cumulative interest cost capitalized and included in the Slag Project was $1,018,774 and $992,934, respectively.

The following table sets forth the change in the Slag Project for the six month period ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Slag Pile, beginning balance	$121,759,811	$121,667,730
Capitalized interest costs	25,840	92,081
Slag Pile, ending balance	$121,785,651	$121,759,811

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	MINERAL PROPERTIES - MINING CLAIMS

As of June 30, 2014, the Company holds mining claims consisting of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property is staked as twenty 160 acre claims, most of which are also double-staked as 142 twenty acre claims. At June 30, 2014 and December 31, 2013, the mineral properties balance was $16,947,419.

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

In connection with the Company’s Plan of Operations for the Searchlight Gold Project, the Company has a bond with the Bureau of Land Management (“BLM”) amounting to $11,466 and $11,466 as of June 30, 2014 and December 31, 2013, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

Trade accounts payable	$529,524	$70,272
Accrued compensation and related taxes	190,247	45,469
Accrued interest	79,333	79,800
	$799,104	$195,541

Accounts payable – related party are discussed in Note 19.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2014, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.62 per share, and (ii) the number of warrants was increased by 817,285 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of the Luxor 2009 private placements warrants is $1.65 per share. 269,956 of the warrants originally held by Luxor have been transferred to another entity. No additional warrants were issued during the six month period ended June 30, 2014.

The total warrants accounted for as a derivative liability were 7,158,548 and 7,158,548 as of June 30, 2014 and December 31, 2013, respectively.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	DERIVATIVE WARRANT LIABILITY (continued)

The following table sets forth the changes in the fair value of the derivative liability for the six month period ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Beginning balance	$(81,574)	$(274,706)
Adjustment to warrants	-	-
Change in fair value	77,940	193,132
Ending balance	$(3,634)	$(81,574)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the six month period ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Dividend yield	-	-
Expected volatility	84.11% - 118.69%	90.98% - 121.32%
Risk-free interest rate	0.07% - 0.10%	0.01% - 0.13%
Expected life (years)	0.40 - 0.60	0.10 - 0.90

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	CONVERTIBLE NOTES

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

The Notes are convertible at any time into shares of common stock at $0.40 per share, subject to certain adjustments. At June 30, 2014, the Notes were convertible into 10,000,000 shares of common stock and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 9.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Convertible notes at face value	$4,000,000	$4,000,000
Unamortized discount	(1,093,819)	(1,201,494)

Convertible notes, net of discount	$2,906,181	$2,798,506

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the three and six month periods ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Interest rate at 7%	$69,533	$139,533
Amortization of debt discount	54,166	107,676
Amortization of deferred financing fees	5,625	11,182

Total interest expense on convertible notes	$129,324	$258,391

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 8, on September 18, 2013, the Company completed a private placement of Notes to certain investors resulting in gross proceeds of $4,000,000. The Notes are convertible at any time into shares of common stock at $0.40 per share.

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the six month period ended June 30, 2014 and the year ended December 31, 2013 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	June 30, 2014	December 31, 2013

Expected volatility	96.46% - 107.84%	93.11% - 101.74%
Risk-free interest rate	1.25% - 1.73%	1.39% - 1.75%
Expected life (years)	2.50 - 3.0	4.25 – 4.75

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

The following table sets forth the changes in the fair value of the derivative liability for the six month period ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013

Beginning balance	$755,709	$-
Issuance of convertible debt	-	1,261,285
Change in fair value	(125,855)	(505,576)
Ending balance	$629,854	$755,709

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date. Mr. Harry Crockett, one of the Company’s former directors, was an affiliate of VRIC.  Mr. Crockett joined the Board of Directors subsequent to the acquisition. Mr. Crockett passed away in 2010.

The Company has recorded a liability for this commitment using imputed interest based on its best estimate of its incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The discount is being amortized over the expected term of the debt using the effective interest method. The expected term used was 10 years which represents the maximum term the VRIC liability is payable if the Company does not obtain project funding. Interest costs related to this obligation were $6,225 and $23,701 for the three month periods ended June 30, 2014 and 2013, respectively, and $25,840 and $48,710 for the six month periods ended June 30, 2014 and 2013, respectively. Interest costs incurred have been capitalized and included in the Slag Project.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending June 30,

2015	$420,000
2016	360,000
2017	240,000
Thereafter	-

Total minimum payments	1,020,000
Less: amount representing interest	(110,039)

Present value of minimum payments	909,961
VRIC payable, current portion	349,985

VRIC payable, net of current portion	$559,976

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCKHOLDERS’ EQUITY

During the six month periods ended June 30, 2014 and 2013 the Company did not issue any common stock or enter into any financing agreements.

The following table summarizes the Company’s private placement warrant activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2013	14,200,935	$1.74	0.87
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, June 30, 2014	14,200,935	$1.74	0.37

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project, of which, 8,750,000 remain outstanding as of June 30, 2014. The exercise price of these warrants is $0.375 per share with an expiration date of June 1, 2015.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At June 30, 2014, the Company had 10,444,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At June 30, 2014, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of June 30, 2014, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of June 30, 2014, 1,190,000 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of June 30, 2014, the Company had granted 1,380,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.89 per share. As of June 30, 2014, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of June 30, 2014, the Company had granted 952,047 options under the 2007 Plan with a weighted average exercise price of $1.03 per share. As of June 30, 2014, 823,508 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at June 30, 2014.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK-BASED COMPENSATION (continued)

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

Valuation of awards - At June 30, 2014, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the six month periods ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013

Risk-free interest rate	0.39% - 1.73%	0.77%-1.41%
Dividend yield	-	-
Expected volatility	98.65% - 105.87%	90.39%-95.66%
Expected life (years)	2.00 - 4.25	4.25

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the six month period ended June 30, 2014, the Company granted stock-based awards as follows:

a)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

During the six month period ended June 30, 2013, the Company granted stock-based awards as follows:

a)	On June 30, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.288 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.48 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On March 31, 2013, the Company granted stock options under the 2007 Plan for the purchase of 18,000 shares of common stock at $0.48 per share. The options were granted to a consultant, are fully vested and expire on March 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $18,622 and $73,605 for the three month periods ended June 30, 2014 and 2013, respectively, and $51,647 and $195,281 for the six month periods ended June 30, 2014 and 2013, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,800,331	$0.56	$1.01	3.76
Options/warrants granted	108,000	0.09	0.25	4.88
Options/warrants expired	(13,946)	1.13	2.58	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, June 30, 2014	3,894,385	$0.55	$0.98	3.42	$-

Exercisable, June 30, 2014	3,494,385	$0.51	$0.97	3.04	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended June 30, 2014 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2014:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2013	450,000	$0.95
Options/warrants granted	-	-
Options/warrants vested	(50,000)	1.49
Options/warrants cancelled	-	-

Unvested, June 30, 2014	400,000	$0.88

For the three month periods ended June 30, 2014 and 2013, the total grant date fair value of shares vested was zero and $208,441, respectively. For the six month periods ended June 30, 2014 and 2013, the total grant date fair value of shares vested was $74,731 and $278,585, respectively. As of June 30, 2014, there was $28,993 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.69 years as of June 30, 2014. Included in the total of unvested stock options at June 30, 2014, was 250,000 performance-based stock options. At June 30, 2014, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.50 years as of June 30, 2014.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	STOCKHOLDER RIGHTS AGREEMENT

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

14.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

Commercial building rental - CML rents commercial building space to various tenants. Rental arrangements are minor in amount and are typically month-to-month. Subsequent to June 30, 2014, this building was sold as further discussed in Note 20.

Land lease - wastewater effluent - Pursuant to the acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ (“Town of Clarkdale”). The Company provides approximately 60 acres of land to the Town of Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. In addition, if Class A effluent becomes available, the Company may purchase that at seventy-five percent (75%) of the potable water rate.

The lease agreement expires August 25, 2014. At such time as the Town of Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Deferred income tax assets:

Net operating loss carryforward	$17,885,849	$16,822,317
Option compensation	717,582	763,779
Asset held for sale	17,144	-
Property, plant & equipment	1,142,379	1,021,685

Gross deferred income tax assets	19,762,954	18,607,781
Less: valuation allowance	(582,163)	(733,287)

Net deferred income tax assets	19,180,791	17,874,494

Deferred income tax liabilities:

Acquisition related liabilities	(55,197,465)	(55,197,465)

Net deferred income tax liability	$(36,016,674)	$(37,322,971)

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	INCOME TAXES (continued)

A reconciliation of the deferred income tax benefit for the three month periods ended June 30, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2014	June 30, 2013

Deferred tax benefit at statutory rates	$611,209	$581,561
State deferred tax benefit, net of federal benefit	52,389	49,848
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	50,938	(67,046)
Change in state NOL’s	(47,874)	(34,841)
Gain on the change in fair value of derivative liabilities	2,013	23,120
Other permanent differences	(85,765)	(4,663)

Deferred income tax benefit	$582,910	$547,979

A reconciliation of the deferred income tax benefit for the six month periods ended June 30, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	June 30, 2014	June 30, 2013

Deferred tax benefit at statutory rates	$1,183,349	$1,118,061
State deferred tax benefit, net of federal benefit	101,430	95,834
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	151,124	(94,725)
Change in state NOL’s	(95,748)	(69,681)
Gain (loss) on the change in fair value of derivative warrant liability	77,442	104,388
Other permanent differences	(111,300)	(9,271)

Deferred income tax benefit	$1,306,297	$1,144,606

The Company had cumulative net operating losses of $48,305,502 as of June 30, 2014 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2034.

State income tax allocation - The Company had cumulative net operating losses of $24,605,162 as of June 30, 2014 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2034.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 19. The lease agreement commenced September 1, 2013 and is for a 2 year period. The following table represents future rent payments for each of the twelve month periods ending June 30,

2015	$22,308
2016	3,334
Thereafter	-

$25,642

Total rent expense was $8,457 and $8,940 for the three month periods ended June 30, 2014 and 2013, respectively. Total rent expense was $16,914 and $17,880 for the six month periods ended June 30, 2014 and 2013, respectively.

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At June 30, 2014, the total potential liability for severance agreements was $112,500.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES (continued)

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

Total advance royalty payments to NMC were $45,000 and $45,000 for the three month periods ended June 30, 2014 and 2013, respectively, and $90,000 and $90,000 for the six month periods ended June 30, 2014 and 2013, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The timing of the development of the Road is to be within two years of the effective date of the agreement. The effective date shall be the later of (i) 30 days from the approving resolution of the agreement by the Council, (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the Road, or (iii) the date on which the Town of Clarkdale receives the proper effluent permit. The contingencies outlined in (ii) and (iii) above are beyond control of the Company.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES (continued)

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

17.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2014, the Company did not have any deposits in excess of FDIC insured limits.

18.	CONCENTRATION OF ACTIVITY

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19. RELATED PARTY TRANSACTIONS

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities. One of the Company’s executive officers, Mr. Ager, is affiliated with NMC. Prior to January 1, 2011, the Company paid a negotiated monthly fee ranging from $15,000 to $30,000 plus reimbursement of expenses incurred. Effective January 1, 2011, the Company and NMC agreed to replace the monthly fee with an advance royalty payment of $15,000 per month and to reimburse NMC for actual expenses incurred and consulting services provided.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 16.

The following table provides details of transactions between the Company and NMC for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Reimbursement of expenses	$784	$578	$2,600	$2,092
Consulting services provided	30,400	4,500	62,960	17,350
Advance royalty payments	45,000	45,000	90,000	90,000

Mineral and exploration expense – related party	$76,184	$50,078	$155,560	$109,442

The Company had outstanding balances due to NMC of $103,945 and $37,896 at June 30, 2014 and December 31, 2013, respectively.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes Cupit, Milligan, Ogden & Williams, CPAs (“CMOW”) to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Accounting support services	$28,792	$23,789	$71,803	$82,345
Direct benefit to CFO	$11,229	$9,278	$28,003	$32,115

The Company had an outstanding balance due to CMOW of $49,120 and $8,639 as of June 30, 2014 and December 31, 2013, respectively.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	RELATED PARTY TRANSACTIONS (continued)

Ireland Inc. – The Company leases corporate office space under a sublease agreement with Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s directors is the CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland. The lease agreement commenced September 1, 2013, is for a two year period and requires monthly lease payments of $2,819 for the first year and $1,667 for the second year. The lease agreement did not require payment of a security deposit.

Total rent expense incurred under this sublease agreement was $8,457 and $16,914 for the three and six month periods ended June 30, 2014, respectively. The Company had an outstanding balance due to Ireland of $5,638 as of June 30, 2014.

20.	SUBSEQUENT EVENT

On July 10, 2014, the Company completed the sale of a building and lot in Clarkdale, Arizona for gross proceeds of $250,000. The proceeds will be used for general operating purposes.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2014 and changes in our financial condition from our year ended December 31, 2013. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

All of these tests thus far have been limited to a small 6 liter test autoclave.  To provide more definitive process results, we have purchased and installed a much larger heat treating unit, to produce sufficient treated slag to allow running the larger 900 liter pilot autoclave. This will provide a sufficient volume of PLS for a final determination of recoverable gold by ion exchange resin, as well as, allowing the testing of other methods of gold removal from solution to determine the method allowing optimal recovery of gold from solution.

Other positive developments

In addition to the breakthrough discussed above, as a byproduct of this new process, the high temperatures produce a high quality iron product grading 75 to 85% iron content in a pelletized form. The high quality of the iron and its pellet size form make it a readily marketable product for sale to the China, Korea, or India markets. We believe that further optimization testing will result in greater than 90% iron as achievable and will secure a premium price selling either into the scrap iron or pig iron market. Test work is continuing in an effort to maximize iron content while maintaining gold recovery.

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

The tests for long-lived assets in the exploration, development or production stage that would have a value beyond proven and probable reserves would be monitored for impairment based on factors such as current market value of the mineral property and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset, including evaluating its reserves beyond proven and probable amounts.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,630,214)	(1,727,158)	(5.6)%	(3,341,283)	(3,481,343)	(4.0)%
Other income (expense)	(116,097)	65,555	(277.1)%	(39,714)	286,884	(113.8)%
Income tax benefit	582,910	547,979	6.4%	1,306,297	1,144,606	14.1%
Net (loss) income	$(1,163,401)	$(1,113,624)	4.5%	$(2,074,700)	$(2,049,853)	1.2%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the six months ended June 30, 2014. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project, the Searchlight Gold Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$495,072	$672,262	(26.4)%	$1,085,766	$1,240,790	(12.5)%
Mineral exploration and evaluation expenses – related party	76,184	50,078	52.1%	155,560	109,442	42.1%
Administrative – Clarkdale site	29,796	68,996	(56.8)%	49,832	110,349	(54.8)%
General and administrative	567,629	569,745	(0.4)%	1,158,300	1,254,021	(7.6)%
General and administrative – related party	37,249	23,789	56.6%	88,717	82,345	7.7%
Loss on equipment disposition	45,115	-	100.0%	45,115	-	100.0%
Depreciation	379,169	342,288	10.8%	757,993	684,396	10.8%
Total operating expenses	$1,630,214	$1,727,158	(5.6)%	$3,341,283	$3,481,343	(4.0)%

Six month period ended June 30, 2014 and 2013. Operating expenses decreased by 4.0% to $3,341,283 during the six month period ended June 30, 2014 from $3,481,343 during the six month period ended June 30, 2013. Operating expenses decreased primarily as a result of lower mineral exploration and evaluation expenses and lower administrative expenses at the Clarkdale site.

Mineral exploration and evaluation expenses decreased to $1,085,766 during the six month period ended June 30, 2014 from $1,240,790 during the six month period ended June 30, 2013. Mineral exploration and evaluation expenses decreased as a result reducing our staff at the Clarkdale site. Additionally, in 2013 additional consulting expenses were incurred related to completion of nine autoclave tests conducted in the pilot autoclave.

Mineral exploration and evaluation expenses – related party increased to $155,560 during the six month period ended June 30, 2014 from $109,442 for the six month period ended June 30, 2013. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The increase is attributed to additional metallurgical consulting work performed by NMC.

Administrative – Clarkdale site expenses decreased to $49,832 during the six month period ended June 30, 2014 from $110,349 for the six month period ended June 30, 2013. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and to our reduction of staff at the Clarkdale site in March 2014 resulting in less administrative costs.

General and administrative expenses decreased to $1,158,300 during the six month period ended June 30, 2014 from $1,254,021 during the six month period ended June 30, 2013. General and administrative expenses decreased primarily due to less stock based compensation expense incurred.

General and administrative – related party amounted to $88,717 and $82,345 for the six month periods ended June 30, 2014 and 2013, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party decreased to $71,803 during the six month period ended June 30, 2014 from $82,345 for the six month period ended June 30, 2013. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $28,003 and $32,115 of the above fees for the six month periods ended June 30, 2014 and 2013, respectively. The decrease in fees is attributed normal workflow fluctuation.

Rent expense– related party was $16,914 during the six month period ended June 30, 2014. No such amounts were incurred in the corresponding period in 2013 as the lease agreement began in September 2013.

Loss on assets held for sale amounted to $45,115 for the six month period ended June 30, 2014. The loss was the result of writing down the assets from their book value of $290,115 to the estimated net selling price of $245,000. There were no dispositions or assets held for sale during the six month period ended June 30, 2013.

Depreciation expense increased to $757,993 during the six month period ended June 30, 2014 from $684,396 during the six month period ended June 30, 2013. The increase is due to placing the autoclave into service during the third quarter of 2013.

Three month period ended June 30, 2014 and 2013. Operating expenses decreased to $1,630,214 during the three month period ended June 30, 2014 from $1,727,158 during the three month period ended June 30, 2013. Operating expense decreased primarily as a result of less mineral exploration and evaluation expenses and administrative expenses at the Clarkdale site incurred in the three month period ended June 30, 2014.

Mineral exploration and evaluation expenses decreased to $495,072 during the three month period ended June 30, 2014 from $672,262 during the three month period ended June 30, 2013. The decrease is due to a large reduction is our staff at the Clarkdale site resulting in less salary and related costs. Additionally, we incurred more consulting expenses in 2013 as a result of preliminary autoclave testing prior to its being placed into service.

Mineral exploration and evaluation expenses – related party increased to $76,184 during the three month period ended June 30, 2014 from $50,078 during the three month period ended June 30, 2013. The increase is due to NMC providing additional consulting services to the Company related to research activities and oversight of consultants during the three month period ended June 30, 2014.

Administrative – Clarkdale site expenses decreased to $29,796 during the three month period ended June 30, 2014 from $68,996 for the three month period ended June 30, 2013. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and to our reduction of staff at the Clarkdale site in March 2014 resulting in less administrative costs.

General and administrative expenses decreased to $567,629 during the three month period ended June 30, 2014 from $569,745 during the three month period ended June 30, 2013.

General and administrative – related party amounted to $37,249 and $23,789 for the three month periods ended June 30, 2014 and 2013, respectively. These expenses include accounting support services and rent expense as further discussed below.

Accounting expenses – related party increased to $28,792 during the three month period ended June 30, 2014 from $23,789 for the three month period ended June 30, 2013. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $11,229 and $9,278 of the above fees for the three month periods ended June 30, 2014 and 2013, respectively. The increase in fees is attributed to normal workflow fluctuations.

Rent expense– related party was $8,457 during the three month period ended June 30, 2014. No such amounts were incurred in the corresponding period in 2013 as the lease agreement began in September 2013.

Loss on assets held for sale amounted to $45,115 for the three month period ended June 30, 2014. The loss was the result of writing down the assets from their book value of $290,115 to the estimated net selling price of $245,000. There were no dispositions or assets held for sale during the three month period ended June 30, 2013.

Depreciation expense increased to $379,169 during the three month period ended June 30, 2014 from $342,288 during the three month period ended June 30, 2013. The increase is due to placing the autoclave into service during the third quarter of 2013.

Other Income and Expenses

Six month period ended June 30, 2014 and 2013. Total other income (expense) amounted to $(39,714) during the six month period ended June 30, 2014 from $286,884 during the six month period ended June 30, 2013. The change was primarily due to additional interest expense incurred related to our convertible debt issued in the third quarter of 2013 and to the change in the fair values of our derivative liabilities which are impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate.

Three month period ended June 30, 2014 and 2013. Total other income (expense) amounted to $(116,097) during the three month period ended June 30, 2014 from $65,555 during the three month period ended June 30, 2013. The change was primarily due to additional interest expense incurred related to our convertible debt issued in the third quarter of 2013.

Income Tax Benefit

Six month period ended June 30, 2014 and 2013. Our income tax benefit increased to $1,306,297 for the six month period ended June 30, 2014 from $1,144,606 during the six month period ended June 30, 2013. The increase in income tax benefit primarily resulted from increased operating losses before taxes as discussed above and to reducing our valuation allowance on deferred tax assets arising from state net operating loss carryforwards that have expired.

Three month period ended June 30, 2014 and 2013. Income tax benefit increased to $582,910 for the three month period ended June 30, 2014 from $547,979 during the three month period ended June 30, 2013. The increase in income tax benefit primarily resulted from increased operating losses before taxes due to factors discussed.

Net Loss

Six month period ended June 30, 2014 and 2013. The aforementioned factors resulted in a net loss of $2,074,700, or $0.02 per common share, for the six month period ended June 30, 2014, as compared to a net loss of $2,049,853, or $0.02 per common share, for the six month period ended June 30, 2013.

Three month period ended June 30, 2014 and 2013. The aforementioned factors resulted in a net loss of $1,163,401, or $0.01 per common share, for the three month period ended June 30, 2014, as compared to a net loss of $1,113,624, or $0.01 per common share, for the three month period ended June 30, 2013.

As of June 30, 2014, we had cumulative net operating loss carryforwards of approximately $48,305,502 for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2034.

We had cumulative state net operating losses of approximately $24,605,162 as of June 30, 2014 for state income tax purposes. The state net operating loss carryforwards expire between 2014 and 2034.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. No financing transactions occurred during the first six months of 2014. During the year ended December 31, 2013, we completed the following issuance of convertible notes:

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

Working Capital

The following is a summary of our working capital at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	Percent Increase/(Decrease)
Current Assets	$369,123	$2,203,427	(83.2)%
Current Liabilities	(1,311,426)	(613,806)	113.7%
(Working Capital Deficit) Working Capital	$(942,303)	$1,589,621	(159.3)%

The change in our working capital was attributable to continued net losses, equipment purchases, interest payments on our convertible note and recurring scheduled payments on our long term liabilities which were made through April 2014. Cash was $37,473 as of June 30, 2014, as compared to $2,065,824 as of December 31, 2013.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2014	2013	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(1,844,145)	$(2,788,972)	(33.9)%
Cash Flows Used in Investing Activities	(64,206)	(101,950)	(37.0)%
Cash Flows Used in Financing Activities	(120,000)	(180,000)	(33.3)%
Net Change in Cash During Period	$(2,028,351)	$(3,070,922)	(33.9)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $1,844,145 during the six month period ended June 30, 2014 from $2,788,972 during the six month period ended June, 30 2013. The decrease was due primarily to the increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased to $64,206 during the six month period ended June 30, 2014, as compared to $101,950 during the six month period ended June 30, 2013. The decrease was due to less equipment purchases and restoration work on an on-site building during 2014.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased to $120,000 during the six month period ended June 30, 2014, as compared to $180,000 during the six month period ended June 30, 2013. The decrease was due to deferral of scheduled monthly payments of $30,000 on our purchase obligation with VRIC effective May 1, 2014.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of June 30, 2014, we had working capital deficit of $942,303, compared to working capital of $1,589,621 as of December 31, 2013. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of July 31, 2014, we had cash reserves in the amount of approximately $105,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of June 30, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. We have elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $37,473 at June 30, 2014 and $2,065,824 at December 31, 2013. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4.	Controls and Procedures

Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On October 28, 2013, the Company was sued by Kuhns Brothers, Inc. in the case entitled Kuhns Brothers Inc., v. Searchlight Minerals Corp. (Civil Action No. 3:13-CV-01573-RNC) in Federal District Court for the District of Connecticut. During the quarter ended June 30, 2014, the lawsuit was settled for an immaterial amount.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended June 30, 2014 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: August 19, 2014	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)