Form 10-Q
period 2014-09-30
Searchlight Minerals Corp.
filed 2014-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of November 13, 2014, the registrant had 140,796,818 outstanding shares of common stock.

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$351,075	$2,065,824
Prepaid expenses	78,686	137,603
Assets held for sale	227,500	-

Total current assets	657,261	2,203,427

Property and equipment, net	8,093,356	9,455,439
Searchlight mining claims	-	16,947,419
Slag project	121,814,377	121,759,811
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	3,300,000
Deferred financing fees	103,282	120,236
Deposits and other assets	14,566	14,241
Assets held for sale, non-current portion	227,500	-

Total non-current assets	137,865,473	157,513,296

Total assets	$138,522,734	$159,716,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,055,264	$195,541
Accounts payable - related party	275,321	46,535
Derivative warrant liability	-	81,574
VRIC payable, current portion - related party	429,311	290,156

Total current liabilities	1,759,896	613,806

Long-term liabilities
VRIC payable, net of current portion - related party	480,650	713,965
Convertible notes, net of discount	3,030,749	2,798,506
Derivative liability - convertible debt	507,853	755,709
Deferred tax liability	28,575,908	37,322,971

Total long-term liabilities	32,595,160	41,591,151

Total liabilities	34,355,056	42,204,957

Commitments and contingencies - Note 16

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 135,768,318 and 135,768,318 shares,
respectively, issued and outstanding	135,768	135,768
Common stock subscribed	701,700	-
Additional paid-in capital	154,400,156	154,268,204
Accumulated deficit	(51,069,946)	(36,892,206)

Total stockholders' equity	104,167,678	117,511,766

Total liabilities and stockholders' equity	$138,522,734	$159,716,723

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	396,409	588,832	1,482,176	1,829,621
Mineral exploration and evaluation
expenses - related party	75,983	75,249	231,543	184,691
Administrative - Clarkdale site	34,080	36,450	83,912	146,799
General and administrative	504,629	537,816	1,662,929	1,791,838
General and administrative - related party	40,636	31,827	129,352	114,172
Loss on asset dispositions and impairment	18,095,234	-	18,140,349	-
Depreciation	378,181	387,159	1,136,174	1,071,555

Total operating expenses	19,525,152	1,657,333	22,866,435	5,138,676

Loss from operations	(19,525,152)	(1,657,333)	(22,866,435)	(5,138,676)

Other income (expense)
Rental revenue	6,105	5,790	21,775	18,405
Other expense	(18,659)	-	(18,659)	-
Change in fair value of derivative liabilities	125,635	(1,150)	329,430	273,556
Interest expense	(131,735)	(17,714)	(391,430)	(20,067)
Interest and dividend income	-	215	516	2,131

Total other income (expense)	(18,654)	(12,859)	(58,368)	274,025

Loss before income taxes	(19,543,806)	(1,670,192)	(22,924,803)	(4,864,651)

Income tax benefit	7,440,766	603,502	8,747,063	1,748,108

Net loss	$(12,103,040)	$(1,066,690)	$(14,177,740)	$(3,116,543)

Comprehensive loss	$(12,103,040)	$(1,066,690)	$(14,177,740)	$(3,116,543)

Loss per common share - basic and diluted

Net loss	$(0.09)	$(0.01)	$(0.10)	$(0.02)

Weighted average common shares outstanding -

Basic	135,768,318	135,768,318	135,768,318	135,768,318

Diluted	135,768,318	135,768,318	135,768,318	135,768,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,177,740)	$(3,116,543)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	1,136,174	1,071,555
Stock based expenses	62,947	256,568
Loss on asset dispositions and impairment	18,140,349	-
Amortization of prepaid expense	263,493	260,070
Amortization of debt financing fees and debt discount	180,197	8,381
Deferred income taxes	(8,747,063)	(1,748,108)
Change in fair value of derivative liabilities	(329,430)	(273,556)
Loss on interest settled in shares	19,005	-
Changes in operating assets and liabilities:
Prepaid expenses	(204,576)	(180,024)
Deposits and other assets	(325)	(3,664)
Accounts payable and accrued liabilities	1,236,483	(122,388)

Net cash used in operating activities	(2,420,486)	(3,847,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment disposition, net	245,943	-
Purchase of property and equipment	(64,206)	(133,283)

Net cash provided by (used) in investing activities	181,737	(133,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock subscribed	575,000	-
Proceeds from convertible notes	69,000	4,000,000
Convertible notes issuance costs	-	(126,446)
Payments on VRIC payable - related party	(120,000)	(270,000)

Net cash provided by financing activities	524,000	3,603,554

NET CHANGE IN CASH	(1,714,749)	(377,438)

CASH AT BEGINNING OF PERIOD	2,065,824	3,931,591

CASH AT END OF PERIOD	$351,075	$3,554,153

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$154,735	$2,353

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable satisfied by contribution of capital	$50,000	$-

Common stock subscribed in satisfaction of accrued interest	$126,700	$-

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

In February 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties. In connection with its reorganization the Company entered into mineral option agreements to acquire an interest in the Searchlight mining claims. Also in connection with its corporate restructuring, its Board of Directors approved a change in its name from Phage to "Searchlight Minerals Corp.” effective June 23, 2005.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As of September 30, 2014, the Company had cumulative net losses of $51,069,946 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the nine month period ended September 30, 2014, the Company incurred a net loss of $14,177,740, had negative cash flows from operating activities of $2,420,486 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $1,102,635 at September 30, 2014.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Convertible notes – derivative liabilities – The Company evaluates the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes is recorded on the date of issuance at its original value less the fair value of the compound derivative.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the nine month periods ended September 30, 2014 and 2013, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At September 30, 2014 and 2013, 37,054,430 and 36,727,113 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,323)	$932	$38,255	$(35,759)	$2,496
Lab equipment	249,061	(245,789)	3,272	249,061	(240,258)	8,803
Computers and
equipment	91,002	(74,457)	16,545	91,002	(67,775)	23,227
Income property	-	-	-	309,750	(18,311)	291,439
Vehicles	47,675	(45,283)	2,392	47,675	(44,758)	2,917
Slag conveyance
equipment	300,916	(284,882)	16,034	300,916	(230,124)	70,792
Demo module building	6,630,063	(3,698,109)	2,931,954	6,630,063	(3,200,854)	3,429,209
Grinding circuit	913,678	(9,167)	904,511	913,678	(1,666)	912,012
Extraction circuit	938,352	(228,277)	710,075	898,909	(89,891)	809,018
Leaching and filtration	1,300,618	(975,464)	325,154	1,300,618	(780,371)	520,247
Fero-silicate storage	4,326	(1,622)	2,704	4,326	(1,298)	3,028
Electrowinning building	1,492,853	(559,820)	933,033	1,492,853	(447,856)	1,044,997
Site improvements	1,675,906	(560,277)	1,115,629	1,651,143	(467,306)	1,183,837
Site equipment	360,454	(331,347)	29,107	360,454	(309,051)	51,403
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,145,173	$(7,051,817)	$8,093,356	$15,390,717	$(5,935,278)	$9,455,439

Depreciation expense was $378,181 and $387,159 for the three month periods ended September 30, 2014 and 2013, respectively and $1,136,174 and $1,071,555 for the nine month periods ended September 30, 2014 and 2013, respectively. At September 30, 2014, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

During the third quarter of 2014, the Company completed the sale of a building and a lot that was previously classified as assets held for sale. An impairment loss of $45,115 was recorded to operations during the three month period ended June 30, 2014. On July 10, 2014, the Company completed the sale and the loss was reduced to $44,172.

3. ASSETS HELD FOR SALE

As of September 30, 2014, the Company had three parcels of land that were being marketed for sale. The land included the approximately 60 acres of land the Company had been leasing to the Town of Clarkdale for disposal of Class B effluent. The value of the three parcels of land were originally included in “land” on the consolidated balance sheet and have been reclassified as assets held for sale. Upon completion of the sale, $227,500 representing half of the net proceeds is designated for operating purposes and is classified within current assets. The remaining $227,500 is designated for debt collateral and is included in “assets held for sale, non-current portion”.

Prior to its reclassification, the land had a book value of $1,603,758. The selling price of the land is $459,000 and costs to complete the sale are estimated at $4,000. An impairment loss of $1,148,758 was recorded to operations during the three month period ended September 30, 2014.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of September 30, 2014 and December 31, 2013, the cumulative interest cost capitalized and included in the Slag Project was $1,047,500 and $992,934, respectively.

The following table sets forth the change in the Slag Project for the nine month period ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Slag Pile, beginning balance	$121,759,811	$121,667,730
Capitalized interest costs	54,566	92,081

Slag Pile, ending balance	$121,814,377	$121,759,811

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. SEARCHLIGHT MINING CLAIMS

Effective September 2, 2014, the Company allowed its Searchlight mining claims to lapse by declining to pay the related Bureau of Land Management maintenance fees. The claims consisted of 3,200 acres located near Searchlight, Nevada. The 3,200 acre property was staked as twenty 160 acre claims, most of which were also double-staked as 142 twenty acre claims. Upon abandonment of the claims, a $16,947,419 loss was recorded to operations.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013

Trade accounts payable	$707,398	$70,272
Accrued compensation and related taxes	309,542	45,469
Accrued interest	38,324	79,800

	$1,055,264	$195,541

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

Subsequent event - On November 11 2014, the Company approved an amendment to the expiration date of these warrants as further described in Note 20.

As of September 30, 2014, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.62 per share, and (ii) the number of warrants was increased by 817,285 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of the Luxor 2009 private placements warrants is $1.65 per share. 269,956 of the warrants originally held by Luxor have been transferred to another entity. No additional warrants were issued during the nine month period ended September 30, 2014.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. DERIVATIVE WARRANT LIABILITY (continued)

The total warrants accounted for as a derivative liability were 7,158,548 and 7,158,548 as of September 30, 2014 and December 31, 2013, respectively.

The following table sets forth the changes in the fair value of the derivative liability for the nine month period ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Beginning balance	$(81,574)	$(274,706)
Adjustment to warrants	-	-
Change in fair value	81,574	193,132
Ending balance	$-	$(81,574)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the nine month period ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Dividend yield	-	-
Expected volatility	29.38% - 118.69%	90.98% - 121.32%
Risk-free interest rate	0.02% - 0.10%	0.01% - 0.13%
Expected life (years)	0.10 - 0.60	0.10 - 0.90

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

The Company has agreed not to incur any additional secured indebtedness or any other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes will become due and payable at 120% of the principal balance. The holders of the Notes had the right to purchase, pro rata, up to $600,000 of additional separate notes by the first anniversary of the issuance date on the same general terms and conditions as the original Notes. On September 10, 2014, $69,000 in additional notes were issued.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES (continued)

The Notes are convertible at any time into shares of common stock at $0.40 per share, subject to certain adjustments. At September 30, 2014, the Notes were convertible into 10,172,500 shares of common stock and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 9.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Convertible notes at face value	$4,000,000	$4,000,000
Issuance of additional notes	69,000	-
Unamortized discount	(1,038,251)	(1,201,494)

Convertible notes, net of discount	$3,030,749	$2,798,506

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the three and nine month periods ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Interest rate at 7%	$70,265	$209,798
Amortization of debt discount	55,568	163,244
Amortization of deferred financing fees	5,771	16,953

Total interest expense on convertible notes	$131,604	$389,995

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 8, the Company has issued $4,069,000 of convertible notes. The Notes are convertible at any time into shares of common stock at $0.40 per share.

The Notes have several embedded conversion and redemption features. The Company determined that two of the features were required to be bifurcated and accounted for under derivative accounting as follows:

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the nine month period ended September 30, 2014 and the year ended December 31, 2013 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	September 30, 2014	December 31, 2013

Expected volatility	96.46% - 107.84%	93.11% - 101.74%
Risk-free interest rate	1.25% - 1.73%	1.39% - 1.75%
Expected life (years)	2.50 - 3.0	4.25 – 4.75

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

The following table sets forth the changes in the fair value of the derivative liability for the nine month period ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013

Beginning balance	$755,709	$-
Issuance of convertible debt	9,519	1,261,285
Change in fair value	(257,375)	(505,576)

Ending balance	$507,853	$755,709

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. VRIC PAYABLE - RELATED PARTY

Pursuant to the Clarkdale acquisition agreement, the Company agreed to pay VRIC $30,000 per month until the Project Funding Date. Mr. Harry Crockett was an affiliate of VRIC and served on the Company’s Board of Directors subsequent to the acquisition until he passed away in 2010.

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

Interest costs related to this obligation were $16,753 and $22,366 for the three month periods ended September 30, 2014 and 2013, respectively, and $54,566 and $71,077 for the nine month periods ended September 30, 2014 and 2013, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of VRIC monthly payable effective May 1, 2014. Accrued interest related to the deferred payments was $28,726 as of September 30, 2014.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending September 30,

2015	$510,000
2016	360,000
2017	150,000
Thereafter	-

Total minimum payments	1,020,000
Less: amount representing interest	(110,039)

Present value of minimum payments	909,961
VRIC payable, current portion	429,311

VRIC payable, net of current portion	$480,650

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2014, the Company’s stockholders’ equity activity consisted of the following:

On September 9, 2014, the Company approved the issuance of a private placement of the Company’s securities at a purchase price of $0.20 per Unit. Each Unit consists of:

•	One share of the Company’s common stock, $0.001 par value per share; and

•	One half of a common stock purchase warrant, where each full warrant will entitle the warrant holder to purchase one share of the Company’s common stock, at an exercise price of $0.30 per share and expiring five years from the date of issuance.

Common stock subscribed – As of September 30, 2014, the Company had received subscriptions for the purchase of Units in the issuance discussed above. $575,000 of proceeds were received by September 30, 2014 and were recorded as common stock subscribed. Additionally, 633,000 Units were subscribed to by convertible note holders in consideration of $126,700 of interest payments due on September 18, 2014. The first closing of the private placement was completed on October 24, 2014 as further described in Note 20.

During the nine month period ended September 30, 2013 the Company did not issue any common stock or enter into any financing agreements.

The following table summarizes the Company’s private placement warrant activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance, December 31, 2013	14,200,935	$1.74	0.87
Warrants granted	-	-	-
Warrants expired	-	-	-
Warrants exercised	-	-	-

Balance, September 30, 2014
	14,200,935	$1.74	0.12

Subsequent event - On November 11 2014, the Company approved an amendment to the expiration date of the 14,200,935 warrants in the above table as further described in Note 20.

In addition to the private placement warrants in the table above, the Company issued 12,000,000 warrants on June 1, 2005 in connection with the Clarkdale Slag Project option, of which 8,750,000 remain outstanding as of September 30, 2014. The exercise price of these warrants is $0.375 per share with an expiration date of June 1, 2015.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2014, the Company had 10,390,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2014, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2014, the Company had granted 1,222,500 options under the 2009 Incentive Plan with a weighted average exercise price of $1.16 per share. As of September 30, 2014, 1,182,500 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2014, the Company had granted 1,434,887 options under the 2009 Directors Plan with a weighted average exercise price of $0.87 per share. As of September 30, 2014, all of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2014, the Company had granted 952,047 options under the 2007 Plan with a weighted average exercise price of $1.03 per share. As of September 30, 2014, 813,618 of the options granted were outstanding.

The Company has also granted 300,000 stock options to one of its executives on October 1, 2010 and 200,000 warrants to one of its consultants on January 13, 2011 outside of the aforementioned stock option plans, all of which remain outstanding at September 30, 2014.

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

Valuation of awards - At September 30, 2014, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the nine month periods ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013

Risk-free interest rate	0.39% - 1.73%	0.77%-1.41%
Dividend yield	-	-
Expected volatility	98.65% - 105.87%	90.39%-95.66%
Expected life (years)	2.00 - 4.25	4.25

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the nine month period ended September 30, 2014, the Company granted stock-based awards as follows:

a)	On September 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date

b)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

d)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

During the nine month period ended September 30, 2013, the Company granted stock-based awards as follows:

a)	On September 30, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.365 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCK-BASED COMPENSATION (continued)

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $11,300 and $61,287 for the three month periods ended September 30, 2014 and 2013, respectively, and $62,947 and $256,568 for the nine month periods ended September 30, 2014 and 2013, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,800,331	$0.56	$1.01	3.76
Options/warrants granted	162,000	0.09	0.24	4.75
Options/warrants expired	(31,336)	1.02	2.02	-
Options/warrants forfeited	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, September 30, 2014	3,930,995	$0.54	$0.97	3.21	$-

Exercisable, September 30, 2014	3,580,995	$0.50	$0.95	2.86	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended September 30, 2014 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2014:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2013	450,000	$0.95
Options/warrants granted	-	-
Options/warrants vested	(100,000)	1.02

Unvested, September 30, 2014	350,000	$0.93

For the three month periods ended September 30, 2014 and 2013, the total grant date fair value of shares vested was $27,708 and $139,563, respectively. For the nine month periods ended September 30, 2014 and 2013, the total grant date fair value of shares vested was $102,439 and $418,148, respectively. As of September 30, 2014, there was $22,000 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.54 years as of September 30, 2014. Included in the total of unvested stock options at September 30, 2014, was 250,000 performance-based stock options. At September 30, 2014, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.25 years as of September 30, 2014.

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

On June 7, 2012 and on September 18, 2013, the Company agreed to waive the 15% limitation currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 17.5% and 22% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

14. PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

Land lease - wastewater effluent - Pursuant to the acquisition of TI, the Company became party to a lease dated August 25, 2004 with the Town of Clarkdale, AZ (“Town of Clarkdale”). The Company provides approximately 60 acres of land to the Town of Clarkdale for disposal of Class B effluent. In return, the Company has first right to purchase up to 46,000 gallons per day of the effluent for its use at fifty percent (50%) of the potable water rate. The Company may also purchase Class A effluent at seventy-five percent (75%) of the potable water rate, if available.

The lease agreement expired August 25, 2014. At such time as the Town of Clarkdale no longer uses the property for effluent disposal, and for a period of 25 years measured from the date of the lease, the Company has a continuing right to purchase Class B effluent, and if available, Class A effluent at then market rates.

As of September 30, 2014, the Company was negotiating the sale of three parcels of land to the Town of Clarkdale which contain the approximately 60 acres of land leased to the Town of Clarkdale. Further details are provided in Note 3.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona and Colorado income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Deferred income tax assets:

Net operating loss carryforward	$18,336,483	$16,822,317
Option compensation	715,723	763,779
Asset held for sale	436,528	-
Property, plant & equipment	1,207,225	1,021,685

Gross deferred income tax assets	20,695,959	18,607,781
Less: valuation allowance	(531,226)	(733,287)

Net deferred income tax assets	20,164,733	17,874,494

Deferred income tax liabilities:

Acquisition related liabilities	(48,740,641)	(55,197,465)

Net deferred income tax liability	$(28,575,908)	$(37,322,971)

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

A reconciliation of the deferred income tax benefit for the three month periods ended September 30, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30, 2014	September 30, 2013

Deferred tax benefit at statutory rates	$6,840,332	$584,567
State deferred tax benefit, net of federal benefit	586,314	50,106
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	50,937	11,689
Change in state NOL’s	(47,873)	(34,841)
Gain (loss) on the change in fair value of
derivative liabilities	47,741	(437)
Other permanent differences	(36,685)	(7,582)

Deferred income tax benefit	$7,440,766	$603,502

A reconciliation of the deferred income tax benefit for the nine month periods ended September 30, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	September 30, 2014	September 30, 2013

Deferred tax benefit at statutory rates	$8,023,681	$1,702,628
State deferred tax benefit, net of federal benefit	687,744	145,940
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	202,061	(83,036)
Change in state NOL’s	(143,621)	(104,522)
Gain on the change in fair value of
derivative warrant liability	125,183	103,951
Other permanent differences	(147,985)	(16,853)

Deferred income tax benefit	$8,747,063	$1,748,108

The Company had cumulative net operating losses of $49,617,366 as of September 30, 2014 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2034.

State income tax allocation - The Company had cumulative net operating losses of $24,151,883 as of September 30, 2014 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2034.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. INCOME TAXES (continued)

Tax returns subject to examination - The Company and its subsidiaries file income tax returns in the United States. These tax returns are subject to examination by taxation authorities provided the years remain open under the relevant statutes of limitations, which may result in the payment of income taxes and/or decreases in its net operating losses available for carryforward. The Company has losses from inception to date, and thus all years remain open for examination. While the Company believes that its tax filings do not include uncertain tax positions, the results of potential examinations or the effect of changes in tax law cannot be ascertained at this time. The Company does not have any tax returns currently under examination by the Internal Revenue Service.

16. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 19. The lease agreement commenced September 1, 2013 and is for a 2 year period. The following table represents future rent payments for each of the twelve month periods ending September 30,

2015	$18,337
Thereafter	-

$18,337

Total rent expense was $7,305 and $5,799 for the three month periods ended September 30, 2014 and 2013, respectively. Total rent expense was $24,219 and $23,679 for the nine month periods ended September 30, 2014 and 2013, respectively.

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At September 30, 2014, the total potential liability for severance agreements was $112,500.

Consultant agreement – The Company has executed an agreement with a consultant to provide services to the Company in the areas of business and financial affairs. The agreement commenced on September 9, 2014 and is for a term of one year. In exchange for these services, the Company will issue 1,250,000 warrants exercisable at $0.30 per share to the consultant from time to time or at any time under the term of the agreement. As of September 30, 2014, no warrants had been issued under this agreement.

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

Total advance royalty payments to NMC were $45,000 and $45,000 for the three month periods ended September 30, 2014 and 2013, respectively, and $135,000 and $135,000 for the nine month periods ended September 30, 2014 and 2013, respectively. Advanced royalty payments have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17. CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2014, the Company had $138,584 of deposits in excess of FDIC insured limits.

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

The following table provides details of transactions between the Company and NMC for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Reimbursement of expenses	$983	$1,854	$6,143	$3,946
Consulting services provided	30,000	28,395	90,400	45,745
Advance royalty payments	45,000	45,000	135,000	135,000

Mineral and exploration expense – related party	$75,983	$75,249	$231,543	$184,691

Additionally, during the nine month period ended September 30, 2014, NMC paid $50,000 of the Company’s expenses. Such amount was recorded as a contribution to capital.

The Company had outstanding balances due to NMC of $179,928 and $37,896 at September 30, 2014 and December 31, 2013, respectively.

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

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Accounting support services	$33,331	$29,008	$105,133	$111,353
Direct benefit to CFO	$12,999	$13,296	$41,002	$45,411

The Company had an outstanding balance due to CMOW of $82,450 and $8,639 as of September 30, 2014 and December 31, 2013, respectively.

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

Total rent expense incurred under this sublease agreement was $7,305 and $24,219 for the three and nine month periods ended September 30, 2014, respectively and $2,819 for both the three and nine month periods ended September 30, 2013. The Company had an outstanding balance due to Ireland of $12,943 as of September 30, 2014. No amounts were due to Ireland as of December 31, 2013.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20. SUBSEQUENT EVENT

Private placement - On October 24, 2014, the Company closed on the sale of $1,005,700 of its securities in a private placement to certain investors, (collectively, the “Purchasers”). The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D thereunder. Certain of such Purchasers are holders (“Note Holders”) of the Company’s secured convertible promissory notes (“Notes”). The Company did not pay any commissions or brokers’ fees in connection with this issuance.

The Company issued 5,028,500 “Units,” with each Unit consisting of: one share of the Company’s common stock and one half of a warrant, where each full warrant entitles the warrant holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such warrants expire on October 24, 2019. The price of each Unit was $0.20.

Of the 5,028,500 Units, 4,395,000 were sold to investors for gross proceeds of $879,000, and 633,500 Units were issued to Note Holders in consideration of interest payments due as of September 18, 2014 in the amount of $126,700.

Luxor purchased $91,000 of the Units in consideration of the September 18, 2014 interest payment owed to them. In addition, Mr. Martin Oring, one of the Company’s directors, and Chief Executive Officer and President, and certain of his affiliates, purchased $100,000 of Units for cash, and $8,225 of Units in consideration of the September 18, 2014 interest payment owed to them.

Warrant extension - On November 11, 2014, the Company approved an amendment to the expiration dates of certain outstanding warrants to purchase up to an aggregate of 14,520,373 shares of the Company’s common stock. Prior to the amendment, these warrants were set to expire on November 12, 2014. After the amendment, these warrants are set to expire on November 12, 2015. The terms and conditions of these warrants remain the same in all other respects. These warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants using the Binomial Lattice model with the following assumptions, outputs and results:

Risk-free interest rate	0.12%
Expected volatility	142.72%
Expected life	1 year
Fair value	$-

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2014 and changes in our financial condition from our year ended December 31, 2013. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Overview

We are an exploration stage company engaged in a slag reprocessing project and the acquisition and exploration of mineral properties. Our business is presently focused on the Clarkdale Slag Project, located in Clarkdale, Arizona, which is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona. As of September 2, 2014, we have decided to discontinue our second mineral project, the Searchlight Gold Project, which involved exploration for precious metals on mining claims near Searchlight, Nevada.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we have acquired a large batch titanium autoclave (approximately 900 liter capacity). A total of nine tests have been conducted in the pilot autoclave. The initial tests were designed to examine the structural integrity and functionality of the autoclave, its components, control and support systems. Subsequent tests were designed in an effort to mimic the mechanical and chemical operating conditions achieved with previous tests in the 6-liter bench autoclave, which yielded approximately 0.4 to 0.5 opt of gold in solution.

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

Technical achievements considered to be a major breakthrough

In the past few months the precise nature of the gold contained in the Clarkdale slag has been determined. Test work done with high resolution microscopes – a Scanning Electron Microscope (“SEM”) and a Transmission Electron Microscope (“TEM”) – have photographed and measured the gold contained within sulfides and further encapsulated by a highly refractory silicate very resistant to thermal and chemical attack. This explains the difficulty in fire assaying the gold or using ambient temperature strong reagent leaching. Further, the gold is present as colloids (very small particles) less than 100 nm in size which is 1,000 times less than the width of a human hair. (This microscopic size is in the range of most of the gold contained within the Carlin Trend in Nevada – one of North America’s richest gold deposits that went undetected for decades due to the small “invisible” gold particles. The Carlin Trend material was also very difficult to assay and process until the true nature and deportment of the gold was determined.) The temperature required to break the silicate coating of the Clarkdale slag material exceeds standard fire assay temperature which is why the gold is not captured in the lead collector used in a standard fire assay. Specialized grinding using High Pressure Grinding Rolls (“HPGR”) and high temperature leaching used in the current proposed process flow diagram aid in breaking this coating, oxidizing the sulfide, and converting the gold from a colloid to a charged ionic form in solution.

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

Searchlight Gold Project

Effective September 2, 2014, we allowed our Searchlight Gold Project mining claims, comprised of non-patented placer mining claims located on federal land administered by the United States Bureau of Land Management (“BLM”), to lapse by declining to pay the related BLM and Clark County, Nevada maintenance fees. The claims were made up of twenty (20) one hundred and sixty (160) acre parcels on a 3,200 acre site near Searchlight, Nevada, as well as one hundred and forty two (142) twenty (20) acre claims that were “double staked” on top of the 3,200 acre site. Such claims have not been a significant focus of our business strategy since its acquisition of the Clarkdale Slag Project in 2007.

Upon abandonment of the claims, a $16,947,419 loss was recorded to operations.  By allowing the mining claims to lapse, the Company expects to save approximately $48,518 per year in annual claim maintenance fees, which the Company believes will be better spent in furtherance of the Clarkdale Slag Project.

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

Convertible notes – derivative liabilities - We evaluate the embedded features of convertible notes to determine if they are required to be bifurcated and recorded as a derivative liability. If more than one feature is required to be bifurcated, the features are accounted for as a single compound derivative. The fair value of the compound derivative is recorded as a derivative liability and a debt discount. The carrying value of the convertible notes was recorded on the issuance date at its original value less the fair value of the compound derivative.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(19,525,152)	(1,657,333)	1078.1%	(22,866,435)	(5,138,676)	345.0%
Other income (expense)	(18,654)	(12,859)	45.1%	(58,368)	274,025	(121.3)%
Income tax benefit	7,440,766	603,502	1132.9%	8,747,063	1,748,108	400.4%
Net loss	$(12,103,040)	$(1,066,690)	1034.6%	$(14,177,740)	$(3,116,543)	354.9%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the nine months ended September 30, 2014. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Increase/ (Decrease)	2014	2013	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$396,409	$588,832	(32.7)%	$1,482,176	$1,829,621	(19.0)%
Mineral exploration and evaluation expenses – related party	75,983	75,249	1.0%	231,543	184,691	25.4%
Administrative – Clarkdale site	34,080	36,450	(6.5)%	83,912	146,799	(42.8)%
General and administrative	504,629	537,816	(6.2)%	1,662,929	1,791,838	(7.2)%
General and administrative – related party	40,636	31,827	27.7%	129,352	114,172	13.3%
Loss on asset dispositions and reclassifications	18,095,234	-	n/a	18,140,349	-	n/a
Depreciation	378,181	387,159	(2.3)%	1,136,174	1,071,555	6.0%
Total operating expenses	$19,525,152	$1,657,333	1078.1%	$22,866,435	$5,138,676	345.0%

Nine month period ended September 30, 2014 and 2013. Operating expenses increased by 345.0% to $22,866,435 during the nine month period ended September 30, 2014 from $5,138,676 during the nine month period ended September 30, 2013. Operating expenses increased primarily as a result of writing off the Searchlight Claims in the third quarter of 2014.

Mineral exploration and evaluation expenses decreased to $1,482,176 during the nine month period ended September 30, 2014 from $1,829,621 during the nine month period ended September 30, 2013. Mineral exploration and evaluation expenses decreased as a result reducing our staff at the Clarkdale site. Additionally, in 2013 additional consulting expenses were incurred related to completion of nine autoclave tests conducted in the pilot autoclave.

Mineral exploration and evaluation expenses – related party increased to $231,543 during the nine month period ended September 30, 2014 from $184,691 for the nine month period ended September 30, 2013. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The increase is attributed to additional metallurgical consulting work performed by NMC.

Administrative – Clarkdale site expenses decreased to $83,912 during the nine month period ended September 30, 2014 from $146,799 for the nine month period ended September 30, 2013. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and to our reduction of staff at the Clarkdale site in March 2014 resulting in less administrative costs.

General and administrative expenses decreased to $1,662,929 during the nine month period ended September 30, 2014 from $1,791,838 during the nine month period ended September 30, 2013. General and administrative expenses decreased primarily due to less stock based compensation expense incurred in 2014.

General and administrative – related party amounted to $129,352 and $114,172 for the nine month periods ended September 30, 2014 and 2013, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party decreased to $105,133 during the nine month period ended September 30, 2014 from $111,353 for the nine month period ended September 30, 2013. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $41,002 and $45,411 of the above fees for the nine month periods ended September 30, 2014 and 2013, respectively. The decrease in fees is attributed normal workflow fluctuation.

Rent expense – related party increased to $24,219 during the nine month period ended September 30, 2014 from $2,819 for the nine month period ended September 30, 2013. The increase is due to our lease commencing in September 2013.

Loss on asset dispositions and reclassifications amounted to $18,140,349 for the nine month period ended September 30, 2014. The amount was comprised of the write off of the Searchlight claims, a loss on the sale of a building and lot and writing down land that is classified as held for sale. There were no dispositions or assets held for sale during the nine month period ended September 30, 2013.

Depreciation expense increased to $1,136,174 during the nine month period ended September 30, 2014 from $1,071,555 during the nine month period ended September 30, 2013. The increase is due to placing the autoclave into service during the third quarter of 2013.

Three month period ended September 30, 2014 and 2013. Operating expenses increased to $19,525,152 during the three month period ended September 30, 2014 from $1,657,333 during the three month period ended September 30, 2013. Operating expense increased primarily as a result of writing off the Searchlight Claims in the third quarter of 2014.

Mineral exploration and evaluation expenses decreased to $396,409 during the three month period ended September 30, 2014 from $588,832 during the three month period ended September 30, 2013. The decrease is due to a large reduction in our staff at the Clarkdale site resulting in less salary and related costs. Additionally, we incurred more consulting expenses in 2013 as a result of further autoclave tests performed.

Mineral exploration and evaluation expenses – related party increased to $75,983 during the three month period ended September 30, 2014 from $75,249 during the three month period ended September 30, 2013.

Administrative – Clarkdale site expenses decreased to $34,080 during the three month period ended September 30, 2014 from $36,450 for the three month period ended September 30, 2013. Administrative costs at the Clarkdale site decreased due to a reduction of certain consulting fees and to our reduction of staff at the Clarkdale site in March 2014 resulting in less administrative costs.

General and administrative expenses decreased to $504,629 during the three month period ended September 30, 2014 from $537,816 during the three month period ended September 30, 2013. General and administrative expenses decreased due to less stock based compensation recognized in 2014.

General and administrative – related party increased to $40,636 during the three month period ended September 30, 2014 from $31,827 during the three month period ended September 30, 2013. These expenses include accounting support services and rent expense as further discussed below.

Accounting expenses – related party increased to $33,331 during the three month period ended September 30, 2014 from $29,008 for the three month period ended September 30, 2013. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $12,999 and $13,296 of the above fees for the three month periods ended September 30, 2014 and 2013, respectively. The increase in fees is attributed to normal workflow fluctuations.

Rent expense – related party increased to $7,305 during the three month period ended September 30, 2014 from $2,819 for the three month period ended September 30, 2013. The increase is due to our lease commencing in September 2013.

Loss on assets held for sale amounted to $18,095,234 for the three month period ended September 30, 2014. The amount was comprised of the write off of the Searchlight claims, adjustment to the loss on the sale of a building and lot and writing down land that is classified as held for sale. There were no dispositions or assets held for sale during the three month period ended September 30, 2013.

Depreciation expense amounted to $378,181 during the three month period ended September 30, 2014 and $387,159 during the three month period ended September 30, 2013.

Other Income and Expenses

Nine month period ended September 30, 2014 and 2013. Total other income (expense) amounted to $(58,368) during the nine month period ended September 30, 2014 and $274,025 during the nine month period ended September 30, 2013. The change was primarily due to additional interest expense incurred related to our convertible debt issued in September 2013 and to the change in the fair values of our derivative liabilities which are impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate.

Three month period ended September 30, 2014 and 2013. Total other income (expense) amounted to $(18,654) during the three month period ended September 30, 2014 from $(12,859) during the three month period ended September 30, 2013. The change was primarily due to additional interest expense incurred related to our convertible debt issued in September 2013 and to the change in the fair values of our derivative liabilities which are impacted by changes in our stock price, the volatility of our stock price and changes in the risk free interest rate. Additionally, in the third quarter of 2014, certain convertible note holders subscribed to our October private placement in satisfaction of interest payments owed to them on September 18, 2014. We recognized a $19,005 loss on the equity based interest payment.

Income Tax Benefit

Nine month period ended September 30, 2014 and 2013. Our income tax benefit increased to $8,747,063 for the nine month period ended September 30, 2014 from $1,748,108 during the nine month period ended September 30, 2013. The increase in income tax benefit primarily resulted from reversal of deferred tax liabilities related to the Searchlight mining claims which were written off in September 2014.

Three month period ended September 30, 2014 and 2013. Income tax benefit increased to $7,440,766 for the three month period ended September 30, 2014 from $603,502 during the three month period ended September 30, 2013. The increase in income tax benefit primarily resulted from reversal of deferred tax liabilities related to the Searchlight mining claims which were written off in September 2014.

Net Loss

Nine month period ended September 30, 2014 and 2013. The aforementioned factors resulted in a net loss of $14,177,740, or $0.10 per common share, for the nine month period ended September 30, 2014, as compared to a net loss of $3,116,543, or $0.02 per common share, for the nine month period ended September 30, 2013.

Three month period ended September 30, 2014 and 2013. The aforementioned factors resulted in a net loss of $12,103,040, or $0.09 per common share, for the three month period ended September 30, 2014, as compared to a net loss of $1,066,690, or $0.01 per common share, for the three month period ended September 30, 2013.

As of September 30, 2014, we had cumulative net operating loss carryforwards of approximately $49,617,366 for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2034.

We had cumulative state net operating losses of approximately $24,151,883 as of September 30, 2014 for state income tax purposes. The state net operating loss carryforwards expire between 2014 and 2034.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. On September 9, 2014, we approved the commencement of a private placement of an indefinite number of “Units” of our securities at a purchase price of $0.20 per Unit. Each Unit consists of: one share of our common stock, $0.001 par value per share; and one half of a common stock purchase warrant, where each full warrant will entitle the warrant holder to purchase one share of our common stock, at an exercise price of $0.30 per share and expiring five years from the date of issuance.

On October 24, 2014, we closed on the sale of $1,005,700 of our securities comprising of 5,028,500 Units (the “First Closing”) of a private placement (the “Offering”) to certain investors, (collectively, the “Purchasers”). The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder. Certain of such Purchasers are holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013. We intend to use the net proceeds from the Offering for general working capital purposes. We did not pay any commissions or broker’s fees in connection with the First Closing.

Of the 5,028,500 Units issued in the First Closing, 4,395,000 were sold to 16 investors for gross proceeds of $879,000 in cash, and 633,500 Units were issued to 13 Note Holders in consideration of cancellation of an aggregate of $126,700 in debt owing by the Company to such Note Holders for interest payments due on the Notes as of September 18, 2014. Such Note Holders include Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”), who received $91,000 worth of Units in the First Closing in consideration of cancellation of the September 18, 2014 interest payment owed to them on their Notes. Luxor and certain other funds managed by Luxor are principal stockholders of the Company and Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research. Following the First Closing, Luxor is the beneficial owner of approximately 19.93% of our common stock (including giving effect to derivative securities or other rights to purchase or acquire shares of our common stock).

Altogether, out of the 16 total Note Holders, 13 Note Holders (including Luxor), participated in the First Closing. In addition to Luxor, affiliates of Martin Oring, one of our directors, and our Chief Executive Officer and President, purchased $100,000 of Units for cash and received an additional $8,225 worth of Units in consideration of the cancellation of the September 18, 2014 interest payment owed on Notes held by such affiliates. The three remaining Note Holders elected to receive their September 18, 2014 interest payment in cash, for an aggregate amount of $13,300.

In addition to the Offering, between September 10, 2014 and September 18, 2014, five Note Holders exercised their option as set forth in the September 18, 2013 Secured Convertible Note Purchase Agreement to purchase $69,000 of additional Notes. Mr. Oring and certain affiliates of Mr. Oring purchased $35,250 of such Notes.

During the year ended December 31, 2013, we completed the following issuance of convertible notes:

On September 18, 2013, we completed a private placement (the “Note Offering”) of secured convertible notes (the “Notes”) to certain investors (collectively, the “Purchasers”), resulting in aggregate gross proceeds to us of $4,000,000. We used the proceeds from the Note Offering for general working capital purposes. We did not pay any commissions or brokers fees in connection with the Note Offering.

In connection with the Note Offering, we entered into certain agreements, including a Secured Convertible Note Purchase Agreement (the “Purchase Agreement”), a Registration Rights Agreement (the “Registration Rights Agreement”) and a Pledge and Security Agreement (the “Security Agreement”), each dated September 18, 2013, with the Purchasers (the Purchase Agreement, Registration Rights Agreement and Security Agreement, together with all exhibits, schedules and other documents attached thereto, are collectively referred to herein as the “Transaction Documents”). Our two wholly-owned subsidiaries, Clarkdale Metals Corp. and Clarkdale Minerals, LLC, agreed to guarantee the obligations underlying the Notes. We and our subsidiaries granted a first priority lien in all of our assets pursuant to the terms of the Security Agreement. The Bank of Utah agreed to act as the collateral agent under the Security Agreement.

Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”) purchased $2,600,000 of the Notes in the Note Offering. Luxor and certain other funds managed by Luxor are principal stockholders of the Company. Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research. In addition, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain affiliates and relatives of Mr. Oring, purchased $310,000 of Notes. The Notes were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

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

Working Capital

The following is a summary of our working capital at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	Percent Increase/(Decrease)
Current Assets	$657,261	$2,203,427	(70.2)%
Current Liabilities	(1,759,896)	(613,806)	186.7%
(Working Capital Deficit) Working Capital	$(1,102,635)	$1,589,621	(169.4)%

The change in our working capital was attributable to continued net losses, equipment purchases, interest payments on our convertible notes and recurring scheduled payments on our long term liabilities which were made through April 2014 as partially offset by proceeds received from an asset sale, issuance of additional convertible notes and subscriptions received for the October 2014 private placement. Cash was $351,075 as of September 30, 2014, as compared to $2,065,824 as of December 31, 2013.

To address liquidity constraints, we will seek additional sources of capital through the issuance of equity or debt financing. Additionally, we have reduced expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment of outsourced consulting fees where available, deferred payment of current and future board fees and reduction of staffing levels. We have deferred payment of officer salaries, monthly legal retainer fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the business significantly. We are focused on continuing to reduce costs and obtaining additional funding, of which there is no assurance.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2014	2013	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,420,486)	$(3,847,709)	(37.1)%
Cash Flows Provided by (Used in) Investing Activities	181,737	(133,283)	(236.4)%
Cash Flows Provided by Financing Activities	524,000	3,603,554	(85.5)%
Net Change in Cash During Period	$(1,714,749)	$(377,438)	354.3%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $2,420,486 during the nine month period ended September 30, 2014 from $3,847,709 during the nine month period ended September, 30 2013. The decrease was due primarily to a reduction in mineral exploration and evaluation and general and administrative expenses and to the increase in accounts payable and accrued liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $181,737 during the nine month period ended September 30, 2014, as compared to net cash used in investing activities of $(133,283) during the nine month period ended September 30, 2013. The change was due to proceeds received from the sale of a building and lot in 2014 and to less equipment purchases during 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased to $524,000 during the nine month period ended September 30, 2014, as compared to $3,603,554 during the nine month period ended September 30, 2013. The decrease was due to more proceeds received from the issuance of debt or equity securities in 2013.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things:

•	our ability to locate a profitable mineral property;

•	positive results from our feasibility studies on the Clarkdale Slag Project;

•	positive results from the operation of our initial test module on the Clarkdale Slag Project; and

•	our ability to generate revenues.

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of September 30, 2014, we had a working capital deficit of $1,102,635, compared to working capital of $1,589,621 as of December 31, 2013. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of October 31, 2014, we had cash reserves in the amount of approximately $470,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of September 30, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $351,075 at September 30, 2014 and $2,065,824 at December 31, 2013. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 10, 2014, five holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013, exercised their option as set forth in the September 18, 2013 Secured Convertible Note Purchase Agreement to purchase $69,000 of additional Notes.

On September 18, 2014, 633,500 “Units” were issued to 13 Note Holders in consideration of cancellation of an aggregate of $126,700 in debt owing by the Company to such Note Holders for interest payments due on the Notes as of September 18, 2014. In addition 2,875,000 Units were issued for cash proceeds of $575,000 before September 30, 2014 as part of our private placement offering. Each Unit consists of: one share of the Company’s common stock, $0.001 par value per share; and one half of a common stock purchase warrant, where each full warrant (each, a “Warrant”) will entitle the warrant holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such Warrants will expire five years from the date of issuance. The price of each Unit (including the value used to determine the cancellation of debt) was $0.20.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended September 30, 2014 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 14, 2014	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)

