Form 10-K
period 2014-12-31
Searchlight Minerals Corp.
filed 2015-04-13
CIK 1084226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 (99,214,401 shares) was approximately $23,811,456 (computed based on the closing sale price of the common stock at $0.24 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of April 6, 2015 was 148,920,208 shares.

PART I

Item 1.	Business

General

Clarkdale Slag Project. We are an exploration stage company engaged in a slag reprocessing project, our Clarkdale Slag Project. The Clarkdale Slag Project, located in Clarkdale, Arizona, is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona. Metallurgical testing and project exploration on the Clarkdale Slag Project by us have been ongoing since 2005. There is approximately 20 million tons of slag available to be processed at the Clarkdale site.

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

Our processing flow diagram consists of grinding the slag material using high pressure grinding rolls (HPGR), then pretreatment by melting the slag at high temperature, followed by leaching the slag in an autoclave. Autoclave, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from slag material. In an effort to establish the commercial feasibility of the autoclave method, we acquired, installed and have been operating a large batch titanium autoclave (approximately 900 liter capacity).

Recent tests, which incorporated the high temperature pretreatment, resulted in gold metal recovery at an average of 0.38 ounces per ton (“opt”), with a back-calculated average slag head grade of 0.46 opt gold, resulting in an average 84% recovery of the gold in the slag material. The tests were conducted on a total of 1,200 kilograms (kg) of slag material, which generated 3,800 liters of pregnant leach solution (PLS). The test results were all verified by standard fire assay analyses and confirmed previously determined slag gold grades of 0.4 to 0.6 opt.

These recent tests have also produced a high quality iron product grading over 95% iron content in a pelletized form. The slag material in our 20 million ton pile is approximately one third iron, and therefore, we could potentially produce a marketable high grade iron product which could be sold as a byproduct to generate net cash flow or reduce the overall costs of producing gold.

Currently, we are in the process of optimizing the various components of the production process. We believe that after completion of this optimization, the project can move forward towards feasibility and commercialization in a timely manner.

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future. Our net loss for the years ended December 31, 2014 and 2013 was $18,513,603 and $3,875,234, respectively. As of December 31, 2014, we had an accumulated deficit of $55,405,809. We cannot assure you that we will have profitable operations in the future.

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

Acquisition of Clarkdale Slag Project

Assignment Agreement with Nanominerals. Under the terms of an Assignment Agreement, dated June 1, 2005, and as amended, Nanominerals Corp. (“Nanominerals”), a privately owned Nevada corporation (and one of our current principal stockholders, and an affiliate of Ian R. McNeil one of our former officers and directors, and Carl S. Ager, our current Vice President/Secretary/Treasurer and a director), assigned to us its 50% financial interest and the related obligations arising under a Joint Venture Agreement, dated May 20, 2005, between Nanominerals and Verde River Iron Company, LLC (“VRIC”), an affiliate of a former member of our board of directors, Harry B. Crockett. Each of the amendments to the Assignment Agreement were negotiated on our behalf by Ian Matheson, who served as an executive officer and/or a director at the time of the execution of the amendments. The joint venture related to the exploration, testing, construction and funding of the Clarkdale Slag Project.

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

Reorganization with Transylvania International, Inc. Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett, one of our former directors, and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company. As a result of the merger, we acquired title to the approximately 200 acre property underlying the slag pile located in Clarkdale, Arizona, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona. In accordance with the terms of these agreements, we:

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

Clarkdale Slag Project

Location and Access

The Clarkdale Slag Project is located in Clarkdale, Arizona, approximately 107 miles north of Phoenix, Arizona and about 50 miles southwest of Flagstaff, Arizona in Yavapai County (see Figure 1, below). The project site is located at a 3,480 feet elevation on approximately 727 deeded acres of industrial zoned land near the town of Clarkdale.

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

High pressure grinding rolls (HPGR) are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. Tests using HPGRs on our slag material showed that grinding our slag material on a continuous basis did not produce wear on the equipment beyond the expected levels.

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

2.	Leaching. The second step of our production process involves leaching gold from the ground slag material using the autoclave process. Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from the slag material. Our independent consultant, Arrakis Inc. (“Arrakis”) has performed over 200 batch autoclave tests under various leach protocols and grind sizes as well as numerous pilot-scale autoclave tests in our 900-liter autoclave. Arrakis’ test results have consistently leached approximately 0.5 ounces per ton of gold into solution. In addition, these results indicate that autoclaving does not dissolve significant levels of iron and silica into solution, will improve our ability to recover gold from solution and thus improve process technical feasibility. The operating conditions identified by Arrakis thus far are mild to moderate compared with most current autoclaves and are anticipated to result in lower capital, operating and maintenance costs.

3.	Continuous Operation. The third step in our production process involves being able to perform the leaching step in a larger continuous operation. While lab and bench-scale testing provides critical data for the overall development of a process, economic feasibility can only be achieved if the process can be performed in a continuous operation.

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm whereby they conducted autoclave tests under various conditions, using the pressure oxidative leach (“POL”) method in a four-compartment, 25-liter autoclave. The completion of a continuous 14 hour test with 100% mechanical availability (i.e. no “down time”) demonstrated the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

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

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to bench-scale and pilot-scale autoclave tests performed by Arrakis.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we acquired and have been operating a large batch titanium autoclave (approximately 900 liter capacity). Numerous tests have been conducted in this autoclave in an effort to optimize the process parameters in order to maximize gold extraction from the slag material. Recent tests have resulted in gold metal recovery of 0.38 opt, with a back-calculated average slag head grade of 0.46 opt, resulting in an average 84% recovery of the gold in the slag material.

Recently, we have been performing tests whereby the slag material is pretreated prior to processing it in the autoclave. These tests indicate that pretreatment, by melting the slag at high temperature, aids in the recovery of the gold from solution derived from the autoclave.  We believe that the high temperature process aids in breaking down the refractory coating on the gold particles that are subsequently put into solution after the autoclaving of the slag material and also separates out the iron that makes up approximately one third of the untreated slag material.

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

Significant Technical Achievements

In 2014, the precise nature of the gold contained in the Clarkdale slag was determined. Test work done with high resolution microscopes – a Scanning Electron Microscope (“SEM”) and a Transmission Electron Microscope (“TEM”) – have photographed and measured the gold contained within sulfides and further encapsulated by a highly refractory silicate very resistant to thermal and chemical attack. This explains the difficulty in fire assaying the gold or using ambient temperature strong reagent leaching. Further, the gold is present as colloids (very small particles) less than 100 nm in size which is 1,000 times less than the width of a human hair. (This microscopic size is in the range of most of the gold contained within the Carlin Trend in Nevada – one of North America’s richest gold deposits that went undetected for decades due to the small “invisible” gold particles. The Carlin Trend material was also very difficult to assay and process until the true nature and deportment of the gold was determined.) The temperature required to break the silicate coating of the Clarkdale slag material exceeds standard fire assay temperature which is why the gold is not captured in the lead collector used in a standard fire assay. Specialized grinding using high pressure grinding rolls (HPGR) and high temperature leaching used in the current proposed process flow diagram aid in breaking this coating, oxidizing the sulfide, and converting the gold from a colloid to a charged ionic form in solution.

Testing using this process thus far has verified the prior test results achieved and reported by us of gold grades between 0.4 to 0.6 ounces per ton (average).  The processed material being derived from the heat treated slag is also much easier to be analyzed using standard analytical techniques.  Small autoclave tests conducted on the glass from the heat treatment have produced up to an 85% extraction of gold into the pregnant leach solution (PLS) solution.

Other Positive Developments

In addition to the breakthrough discussed above, as a byproduct of this new process, the high temperature pre-treatment produces a high quality iron product grading over 95% iron content in a pelletized form. The high quality of the iron and its pellet size form make it a readily marketable product for sale to the China, Korea, or India markets. We believe that this high grade iron product will secure a premium price selling either into the scrap iron or pig iron market. Test work is continuing in an effort to maximize iron content while maintaining gold recovery.

The existing railroad spur on the Clarkdale Project Site connects to a major railroad for low cost transportation to a seaport or domestic market. It is believed that this pre-treatment process may pay for itself or provide a net cash flow from the sale of the iron. To examine the efficacy of this concept, we engaged Samuel Engineering of Denver, Colorado to perform a preliminary assessment and marketing study. This study suggests that a marketable high grade iron product could be made and sold as a byproduct to generate net cash flow or reduce the overall costs of producing gold. Toward this end we have commenced contacting commercial iron producers for expressions of interest.

Recent Test Results

Recently, three successful pilot autoclave tests, which consisted of heat treating the Clarkdale slag material prior to autoclave processing, confirmed feed grades of 0.3 to 0.6 opt gold contained in the slag material and gold recoveries of 0.25 to 0.50 ounces per ton. The percentage recoveries ranged from 79% to 94%, with an 84% average recovery. The first two tests (the highest recovered gold values) were conducted from the most recent ground slag material that was pulverized using high pressure grinding rolls (HPGR). A third test was conducted from older HPGR-pulverized material and resulted in the lowest recovered gold value referred to above. We believe the third test was negatively affected by oxide layers that commonly form on the surface of older (aged) ground slag material. Newly ground HPGR slag material has been received and is currently being used for test work.

A fourth pilot autoclave test was unable to be completed due to a mechanical problem with the autoclave. Even though it was pronounced a failed test and not included in the above results, the fourth test nonetheless produced a gold grade of 0.2 opt.

Two of the successful tests included processing the pre-treated slag through the autoclave twice. This simulates, to a degree, what is commonly done in large commercial multi-compartment autoclaves to achieve optimum extraction. One of the tests involved a single autoclave run. Therefore, a total of five pilot-scale autoclave tests were successfully conducted with the high temperature pre-treatment. These tests resulted in the processing of over 1,200 kg of raw slag and the production of over 3,800 liters of gold-bearing solutions. The gold contained in these solutions is now being recovered as metallic gold.

High temperature pre-treatment allows the refractory material from the Clarkdale Slag Project to be fire assayed, resulting in the recovery of gold beads, and all results have been reported by fire assay.

Whereas previously reported slag material gold grade results were similar to those reported above, the most recent tests resulted in higher percentage recoveries of the gold from solution (as gold beads) using a variety of standard processes (i.e., electro-winning, direct precipitation, activated carbon, and ion exchange resins). All of these commonly used processes represent “off the shelf” technologies utilized globally in base and precious metals processing.

The methodology that consistently provided the highest percentage recovery of metal from solution in recent tests was an ion exchange resin process, which was originally used in our plant in Clarkdale, Arizona.

An additional benefit of utilizing the large-capacity heat treating unit prior to the large-capacity pilot autoclave is that high grade ‘pig iron’ has been produced, containing a greater than 95% iron content, whereas previously reported results at bench-scale levels resulted in 75% - 85% iron extraction. The 95%-plus iron product commands a much higher price, and we believe that it may be able to profitably sell such pig iron into the domestic scrap iron market. If such sales of pig iron can be realized, we can eliminate the cost of overseas transport while simultaneously obtaining a much higher price per ton. In addition, the original railroad line to the Clarkdale Slag Project site is intact and has been well maintained. The cost of upgrading the line for pig iron transport would be minimal relative to the cost of new railroad construction. It is currently anticipated that this additional byproduct, if buyers are found, will further enhance the commercial profitability of the Clarkdale Slag Project by improving recoverable gold grades and generating an additional revenue stream.

Current Work Program

We are currently working on all the following key steps in an effort to move expeditiously towards commercial operation:

1.	Pre-treatment: Optimization of the thermal pre-treatment of the slag prior to autoclaving is well underway resulting in lowering the required operating parameters and thereby lowering the expected unit operation cost while still producing a high quality iron product. We believe we have optimized the flux formulation for the thermal pre-treatment, resulting in reducing the flux required by approximately 50%. This has the net effect of doubling the capacity of the autoclave and cutting the per-ton melting cost significantly. We have recently completed multiple thermal pretreatment tests using the new flux chemistry. These tests have consistently yielded 0.47 ounces per ton gold (or greater) contained in the glass with less than 2% of the gold reporting to the iron product. The iron product produced has been consistently greater than 90% pure iron.

As a potentially lower cost alternative to the thermal pretreatment used thus far, we have also contacted a major international iron and steel producer regarding use of their patented commercial technology used in direct reduction of iron. The producer has agreed to perform a series of bench tests with its technology, to determine such technology’s applicability. The Company is currently reviewing the producer’s proposal and these tests are expected to begin within the next few weeks.

2.	Optimization Testing: We have begun testing of the bench and pilot scale autoclave to determine optimum operating conditions with regard to best ratio of solids to liquid in the autoclave and ideal contact time. Once this testing is completed, the results will be used for the design of the autoclave. We have also ordered certain required components to switch from using chlorine reagents to chlorine gas. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave which plugged the autoclave discharge in one of the four last pilot scale autoclave runs. We anticipate that this will also simplify and increase recovery of gold from the PLS.

3.	Vendor Estimates: We are obtaining cost estimates from various commercial vendors on all of the major equipment components (thermal pre-treatment, HPGR, tower mill, autoclave, etc.) in an effort to tighten projections for our various business plan scenarios moving forward.

4.	Personnel: We have started to hire additional personnel skilled in crushing, site design and autoclave design and operation. Although final site design and construction will be bid to a qualified and experienced engineering, procurement and construction management (EPCM) contractor, our additional personnel are necessary to complete the preliminary design and equipment specifications to provide to prospective construction contractors as part of the bid package as well as oversee the chosen EPCM’s work going forward.

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

During 2010, our technical team tested four potential flow sheets in an effort to identify new grinding, leaching extraction and equipment alternatives that would be suitable and commercially viable for the extraction of precious and base metals from the slag material. Based on this testing program, we determined that autoclaving is the most appropriate method to pursue using HPGRs to grind the slag material.

In 2010 we tested high pressure grinding rolls (HPGR) to grind the slag material at the facility in Germany of the leading manufacturer of HPGRs. HPGRs are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. The results from these tests showed that grinding our slag material on a continuous basis did not produce wear on the equipment beyond the expected levels.

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

We engaged Arrakis to assemble a multinational project team to specifically determine the most efficient method of extracting gold from solution. Arrakis has performed in excess of 63 ion exchange tests in an attempt to determine the optimal method for extracting gold from solution, using a variety of resins and carbons. In addition, Arrakis has performed nano-filtration tests using membrane technology in conjunction with the ion exchange tests to enhance ion exchange results. Arrakis has also conducted electro-winning tests, to determine the best way to remove gold from solution. Results from these alternative methods of extracting gold from solution have resulted in removing up to 10% of the gold from solution using resins and up to 40% of the gold from solution using the electro-winning method. These results were obtained by assaying of dore beads produced by the various testing techniques noted. As larger volumes of POL leach solutions are generated via the pilot autoclave, and testing optimized, larger dore beads will be produced and analysis will become much simpler.

We also engaged an independent firm to examine the viability of using membrane technology to remove small quantities of unwanted elements from the PLS prior to loading the gold on to resin or carbon. This process may further enhance gold recovery and increase gold loading rates onto the resin or carbon. As larger volumes of POL leach solution are generated and resin tests are fine-tuned, we expect our gold recovery values to improve. We will continue with our test work in order to better determine the method that best optimizes our gold recovery on a consistent basis.

Numerous tests have been conducted in the pilot autoclave. The initial tests were designed to examine the structural integrity and functionality of the autoclave, its components, control and support systems. Subsequent tests were designed in an effort to mimic the mechanical and chemical operating conditions achieved with previous tests in the 6-liter bench autoclave, which yielded approximately 0.4 to 0.5 opt of gold in solution.

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

Solution values were determined by evaporating the PLS and fire assaying the residual solids to produce a gold bead in hand. Likewise, the finely ground slag going into the large pilot autoclave and the leached residue after the test were also fire assayed and the resultant gold beads were used to calculate gold grades and leach efficiency. This was the second autoclave test that verified the gold grade of the slag by fire assay.

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

Clarkdale Development Agreement

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

Searchlight Gold Project

Effective September 2, 2014, we allowed our Searchlight Gold Project mining claims, comprised of non-patented placer mining claims located on federal land administered by the United States Bureau of Land Management (“BLM”), to lapse by declining to pay the related BLM and Clark County, Nevada maintenance fees. The claims were made up of twenty (20) one hundred and sixty (160) acre parcels on a 3,200 acre site near Searchlight, Nevada, as well as one hundred and forty two (142) twenty (20) acre claims that were “double staked” on top of the 3,200 acre site. Such claims have not been a significant focus of our business strategy since our acquisition of the Clarkdale Slag Project in 2007.

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

The mining industry in the United States is highly regulated. We intend to secure all necessary permits for the exploration and development of the Clarkdale Slag Project. The technical consultants that we hire are experienced in conducting mineral exploration and metallurgical activities and are familiar with the necessary governmental regulations and permits required to conduct such activities. As such, we expect that our consultants will inform us of any government permits that we will be required to obtain prior to conducting any planned activities on our two aforementioned projects. We are not able to estimate the full costs of complying with environmental laws at this time since the full nature and extent of our proposed processing and mining activities cannot be determined until we complete a bankable feasibility study and have a full design of a proposed production facility for the Clarkdale Slag Project.

If we enter into full scale production on our Clarkdale Slag Project, of which there are no assurances, the cost of complying with environment laws, regulations and permitting requirements will be substantially greater than in the exploration or preliminary development phases because the increase in the size of the project. Permits and regulations will control all aspects of any development or production program if the project continues to those stages because of the potential impact on the environment. Examples of regulatory requirements include:

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

Employees

As of December 31, 2014, we had 11 full-time and one part-time employee. We also had two consultants who provide services to our Clarkdale Slag Project operations. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit. We recorded a net loss of $18,513,603 and $3,875,234 for the years ended December 31, 2014 and 2013, respectively, and have incurred cumulative net losses from operations of $55,405,809 and $36,892,206 as of December 31, 2014 and 2013, respectively. In addition, we had cash reserves of approximately $584,976 and $2,065,824 at December 31, 2014 and 2013, respectively. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 31, 2015, we had operating cash reserves of approximately $1,550,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As of December 31, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount of classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If we are unable to achieve projected mineral recoveries from the slag material at the Clarkdale Slag Project then our financial condition will be adversely affected.

As we have not established any reserves on our Clarkdale Slag Project to date, there is no assurance that actual recoveries of minerals from material mined during exploration mining activities will equal or exceed our exploration costs on our mineral properties. To date, we are continuing to test metallurgical processes on our Clarkdale slag material. Since we have determined that we cannot move to production scale from our original design determined from our pilot-scale and have now turned to experimenting with autoclave technology, no assurance can be given that projected mineral recoveries will be achieved.

To test the commercial viability of the autoclave approach, we have performed over 100 bench-scale (6-liter autoclave) tests and numerous pilot-scale (900 liter) tests which have shown to be successful in leaching gold into solution from the slag material. Bench and pilot-scale testing by our consultants indicate that autoclaving can provide gold recoveries of up to 0.5 ounces per ton (opt) from the samples which we have tested. However, prior sampling tests on the slag pile have reflected that there may be variances in the amount of gold per ton within the composition of the slag in different parts of the slag pile. Therefore, there can be no assurances given that we will be able to recover the same amount of precious and base metals from all parts of the slag pile. If mineral recoveries are less than projected, then our sales of minerals will be less than anticipated and may not equal or exceed the cost of exploration and recovery, in which case our operating results and financial condition will be materially, adversely affected.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the success of our metallurgical and processing activities on the Clarkdale Slag Project and such other factors as government regulations, including regulations relating to allowable production, exporting of minerals, and environmental protection. If we do not find a mineral reserve or if we cannot explore the mineral reserve, either because we cannot obtain an approved Plan of Operations, do not have the money to do so or because it will not be economically feasible to do so, we will have to cease operations.

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

The development agreement provides that its effective date will be the later of (i) 30 days from the approving resolution of the agreement by the Clarkdale Town Council; or (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the road; or (iii) the date on which the Town of Clarkdale receives the proper effluent permit. The Town of Clarkdale has approved the development agreement, and although it is our understanding that the remaining two contingencies with respect to the effectiveness of the development agreement have not yet been met, such contingencies are beyond our control. Since the remaining two contingencies have not been met at this time, the effective date has not yet been determined.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to applicable federal, state and local laws as we carry out our exploration program on the Clarkdale Slag Project. We are required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. Further, the United States Congress is actively considering amendment of the federal mining laws. Among the amendments being considered are imposition of significant royalties payable to the United States and more stringent environmental and reclamation standards, either of which would increase the cost of operations of mining projects. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Although we only have four independent directors, the board of directors has adopted a written Related Person Transactions Policy, that describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant; (ii) the amount involved exceeds the lesser of $120,000, or one percent of the average of our total assets at year end for the last two completed fiscal years; and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

There is currently a limited public market for our common stock. Our common stock is quoted on the National Association of Securities Dealers, Inc. OTC Markets Group (the “OTCQB”). We cannot assure you that an active market for our shares will be established or maintained in the future. The OTCQB is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. The market price of our shares, from time to time, may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the shares in the future.

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

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and generally are not exercisable. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of our outstanding common stock. However, the applicable threshold percentage will not exceed 20% or more of our outstanding common stock in the case of any person or group who owned 15% or more of our outstanding common stock as of August 24, 2009, except in the case of one of our principal stockholders, Luxor Capital Partners, L.P. (“Luxor”), for whom we agreed to waive the 15% threshold to allow Luxor to acquire up to 26% beneficial ownership, in connection with a common stock and warrant purchase agreement completed on March 25, 2015. These persons may be deemed to include certain of our officers, directors and principal stockholders. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights are designed to provide additional protection against abusive or unfair takeover tactics, such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term stockholder value), partial tender offers and selective open-market purchases. The rights are intended to assure that our board of directors has the ability to protect stockholders and us if efforts are made to gain control of us in a manner that is not in the best interests of us and our stockholders. The rights could have the effect of delaying, deferring or preventing a change of control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the common stock.

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

We currently rent the office space for our corporate headquarters at the current rate of $1,667 per month under a two year sublease agreement from Ireland Inc. The office space, located at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

We have a month-to month rental agreement with Clarkdale Arizona Central Railroad. We receive rental income of $1,700 per month.

Subject to certain exceptions and encumbrances, including, among others, certain easements and rights of way, we hold title to the following real properties located in Clarkdale, Arizona which relate to the Clarkdale Slag Project:

Location	Assessor Parcel No.	Parcel Acreage
Clarkdale, Arizona	400-06-002C	9.53
Clarkdale, Arizona	400-02-004J	73.69
Clarkdale, Arizona	400-02-004H	121.26
Clarkdale, Arizona	400-02-001	32.97
Clarkdale, Arizona	400-01-007F	76.8
Clarkdale, Arizona	400-01-007E	413.49
Total Acreage Owned		727.74

Item 3.	Legal Proceedings

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2014 is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the OTCQB under the symbol “SRCH.” Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTCQB during the periods presented, as reported on the website of the NASDAQ Stock Market. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low
Year Ended December 31, 2014
Fourth Quarter	$0.50	$0.17
Third Quarter	0.29	0.18
Second Quarter	0.31	0.17
First Quarter	0.35	0.17
Year Ended December 31, 2013
Fourth Quarter	$0.43	$0.21
Third Quarter	0.59	0.25
Second Quarter	0.56	0.26
First Quarter	0.82	0.42

On March 31, 2015, the closing sales price on the OTCQB for the common stock was $0.33 as reported on the website of the NASDAQ Stock Market. As of March 31, 2015, there were 148,920,208 outstanding shares of common stock and approximately 108 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

Performance Graph

The following graph compares our cumulative total stockholder return from December 31, 2009 with those of the AMEX Composite Index and the Philadelphia Gold and Silver (XAU) Index and assumes that all dividends were reinvested. The graph also assumes that U.S. $100 was invested on December 31, 2009 in (i) our common stock, (ii) the AMEX Composite Index, and (iii) the Philadelphia Gold and Silver (XAU) Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Searchlight Minerals Corp.	100	40.63	40.63	37.50	15.00	$18.75
NYSE Composite Index	100	125.53	133.39	142.31	151.79	157.50
Philadelphia Gold and Silver (XAU) Index	100	135.95	109.90	102.53	53.30	$44.09

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2014, with respect to options and warrants outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	8,157,745	$0.64	5,602,576
Equity compensation plans not approved by security holders	-	-	-
TOTAL	8,157,745	$0.64	5,602,576

As of December 31, 2014, we had also granted 9,230,000 options and warrants outside of stock option plans with a weighted average exercise price of $0.47 per share. As of December 31, 2014, 9,230,000 of the options and warrants granted were outstanding.

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the first quarter of 2015:

We issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

On March 25, 2015, we closed a $1,500,000 private placement financing with Luxor Capital Partners, LP. A total of 4,250,000 units were issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share and an expiration date of five years from the date of issuance.

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2014:

On December 23, 2014, the Board of Directors approved of entering into an exchange agreement with Cupit, Milligan, Ogden and Williams (“CMOW”) which provided for issuance of 359,430 shares of the Company’s common stock directly to Mr. Williams for the balance due to CMOW of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. Mr. Williams is our Chief Financial Officer.

On December 23, 2014, we granted warrants for the purchase of 2,041,000 and 1,940,000 shares of common stock at $0.50 per share to VRIC and NMC, respectively. The warrants were granted in part to incentivize their continued support of our Company. The warrants expire on December 23, 2019.

On December 8, 2014, we completed a private placement offering for gross proceeds of $599,500. A total of 2,997,500 units were issued at a price of $0.20 per unit. Each unit consisted of one share of our common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of our common stock at an exercise price of $0.30 per share. Such warrants expire five years from the date of issuance.

On November 11, 2014, we granted warrants for the purchase of 1,000,000 shares of common stock at $0.30 per share to NMC. The warrants were granted for investor relations. The warrants are fully vested and expire on November 11, 2019.

On October 24, 2014, we completed a private placement offering for gross proceeds of $1,005,700. A total of 5,028,500 units were issued at a price of $0.20. Each unit consisted of one share of our common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of our common stock at an exercise price of $0.30 per share. Such warrants will expire five years from the date of issuance. 4,395,000 units were sold for gross proceeds of $879,000. In addition, 633,500 units were issued to convertible note holders in consideration of cancellation of an aggregate of $126,700 of interest payments due on the convertible notes as of September 18, 2014.

Luxor purchased $91,000 of the units in consideration of the September 18, 2014 interest payment owed to them. In addition, Mr. Martin Oring, one of the Company’s directors, and Chief Executive Officer and President, and certain of his affiliates, purchased $100,000 of units for cash, and $8,225 of units in consideration of the September 18, 2014 interest payment owed to them.

Total financing fees related to the October and December 2014 private placements amounted to $3,287.

Item 6.	Selected Financial Data

The following consolidated statement of operations data for fiscal years 2013 and 2014 and consolidated balance sheet data for fiscal years 2013 and 2014 have been derived from our consolidated financial statements and related notes which have been audited by BDO USA, LLP and are included elsewhere in this document. The statements of operations data for fiscal years 2010, 2011 and 2012, and the balance sheet data for fiscal years 2010, 2011 and 2012 have been derived from our financial statements and related notes not included in this report. The following selected financial data should be read together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report:

Statement of Operations Data	Year Ended December 31,
	2014		2013		2012		2011		2010

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating expenses		27,388,661		6,778,132		7,272,434		7,905,365		8,302,650
Income tax benefit		9,775,503		2,325,710		2,107,419		2,956,536		3,151,234
Loss from continuing operations		(18,513,603)		(3,875,234)		(5,401,229)		(3,415,345)		(1,860,803)
Gain from discontinued operations		-		-		-		-		120,688
Net loss		(18,513,603)		(3,875,234)		(5,401,229)		(3,415,345)		(1,740,115)
Loss per share - basic and diluted
Loss from continuing operations		(0.14)		(0.03)		(0.04)		(0.03)		(0.02)
Gain from discontinued operations		-		-		-		-		-

Balance Sheet Data	Year Ended December 31,
	2014	2013	2012	2011	2010

Cash	$584,976	$2,065,824	$3,931,591	$6,161,883	$6,996,027
Working (deficit) capital	(347,352)	1,589,621	3,188,927	5,987,080	6,522,057
Total assets	138,386,966	159,716,723	162,619,757	165,107,440	167,916,596
Total liabilities	33,471,101	42,204,957	41,525,105	43,349,747	47,774,461
Total stockholders’ equity	104,915,865	117,511,766	121,094,652	121,757,693	120,142,135
Long-term debt, including current portion	4,767,144	5,140,000	1,272,040	1,519,426	1,763,028

Selected Quarterly Financial Data	Three Months Ended (Unaudited)
	12/31/14		9/30/14		6/30/14		3/31/14		12/31/13		9/30/13

Revenues	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Expenses		4,522,226		19,525,152		1,630,214		1,711,069		1,639,456		1,657,333
Loss from operations		(4,522,226)		(19,525,152)		(1,630,214)		(1,711,069)		(1,639,456)		(1,657,333)
Net loss		(4,335,863)		(12,103,040)		(1,163,401)		(911,299)		(758,691)		(1,066,690)
Basic and diluted loss per share		(0.04)		(0.09)		(0.01)		(0.01)		(0.01)		(0.01)

Selected Quarterly Financial Data	Three Months Ended (Unaudited)

	6/30/13	3/31/13
Revenues
Expenses	$ Nil	$	Nil
Loss from operations	1,727,158		1,754,185
Net loss	(1,727,158)		(1,754,185)
Basic and diluted loss per share	(1,113,624)		(936,229)
	(0.01)		(0.01)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2014. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

High pressure grinding rolls (HPGR) are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. Tests using HPGRs on our slag material showed that grinding our slag material on a continuous basis did not produce wear on the equipment beyond the expected levels.

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

2.	Leaching. The second step of our production process involves leaching gold from the ground slag material using the autoclave process. Autoclaving, a proven technology that is widely used within the mining industry, is a chemical leach process that utilizes elevated temperature and pressure in a closed autoclave system to extract precious and base metals from the slag material. Our independent consultant, Arrakis Inc. (“Arrakis”) has performed over 200 batch autoclave tests under various leach protocols and grind sizes as well as numerous pilot-scale autoclave tests in our 900-liter autoclave. Arrakis’ test results have consistently leached approximately 0.5 ounces per ton (opt) of gold into solution. In addition, these results indicate that autoclaving does not dissolve significant levels of iron and silica into solution, will improve our ability to recover gold from solution and thus improve process technical feasibility. The operating conditions identified by Arrakis thus far are mild to moderate compared with most current autoclaves and are anticipated to result in lower capital, operating and maintenance costs.

3.	Continuous Operation. The third step in our production process involves being able to perform the leaching step in a larger continuous operation. While lab and bench-scale testing provides critical data for the overall development of a process, economic feasibility can only be achieved if the process can be performed in a continuous operation.

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm whereby they conducted autoclave tests under various conditions, using the pressure oxidative leach (“POL”) method in a four-compartment, 25-liter autoclave. The completion of a continuous 14 hour test with 100% mechanical availability (i.e. no “down time”) demonstrates the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

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

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to bench-scale and pilot-scale autoclave tests performed by Arrakis.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we acquired and have been operating a large batch titanium autoclave (approximately 900 liter capacity). Numerous tests have been conducted in this autoclave in an effort to optimize the process parameters in order to maximize gold extraction from the slag material. Recent tests have resulted in gold metal recovery of 0.38 opt, with a back-calculated average slag head grade of 0.46 opt, resulting in an average 84% recovery of the gold in the slag material.

Recently, we have been performing tests whereby the slag material is pretreated prior to processing it in the autoclave. These tests indicate that pretreatment, by melting the slag at high temperature, aids in the recovery of the gold from solution derived from the autoclave.  We believe that the high temperature process aids in breaking down the refractory coating on the gold particles that are subsequently put into solution after the autoclaving of the slag material and also separates out the iron that makes up approximately one third of the untreated slag material.

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

Significant Technical Achievements

In 2014, the precise nature of the gold contained in the Clarkdale slag was determined. Test work done with high resolution microscopes – a Scanning Electron Microscope (“SEM”) and a Transmission Electron Microscope (“TEM”) – have photographed and measured the gold contained within sulfides and further encapsulated by a highly refractory silicate very resistant to thermal and chemical attack. This explains the difficulty in fire assaying the gold or using ambient temperature strong reagent leaching. Further, the gold is present as colloids (very small particles) less than 100 nm in size which is 1,000 times less than the width of a human hair. (This microscopic size is in the range of most of the gold contained within the Carlin Trend in Nevada – one of North America’s richest gold deposits that went undetected for decades due to the small “invisible” gold particles. The Carlin Trend material was also very difficult to assay and process until the true nature and deportment of the gold was determined.) The temperature required to break the silicate coating of the Clarkdale slag material exceeds standard fire assay temperature which is why the gold is not captured in the lead collector used in a standard fire assay. Specialized grinding using high pressure grinding rolls (HPGR) and high temperature leaching used in the current proposed process flow diagram aid in breaking this coating, oxidizing the sulfide, and converting the gold from a colloid to a charged ionic form in solution.

Testing using this process thus far has verified the prior test results achieved and reported by us of gold grades between 0.4 to 0.6 ounces per ton (average).  The processed material being derived from the heat treated slag is also much easier to be analyzed using standard analytical techniques.  Small autoclave tests conducted on the glass from the heat treatment have produced up to an 85% extraction of gold into the pregnant leach solution (PLS) solution.

Other Positive Developments

In addition to the breakthrough discussed above, as a byproduct of this new process, the high temperature pre-treatment produces a high quality iron product grading over 95% iron content in a pelletized form. The high quality of the iron and its pellet size form make it a readily marketable product for sale to the China, Korea, or India markets. We believe that this high grade iron product will secure a premium price selling either into the scrap iron or pig iron market. Test work is continuing in an effort to maximize iron content while maintaining gold recovery.

The existing railroad spur on the Clarkdale Project Site connects to a major railroad for low cost transportation to a seaport or domestic market. It is believed that this pre-treatment process may pay for itself or provide a net cash flow from the sale of the iron. To examine the efficacy of this concept, we engaged Samuel Engineering of Denver, Colorado to perform a preliminary assessment and marketing study. This study suggests that a marketable high grade iron product could be made and sold as a byproduct to generate net cash flow or reduce the overall costs of producing gold. Toward this end we have commenced contacting commercial iron producers for expressions of interest.

Recent Test Results

Recently, three successful pilot autoclave tests, which consisted of heat treating the Clarkdale slag material prior to autoclave processing, confirmed feed grades of 0.3 to 0.6 opt gold contained in the slag material and gold recoveries of 0.25 to 0.50 ounces per ton. The percentage recoveries ranged from 79% to 94%, with an 84% average recovery. The first two tests (the highest recovered gold values) were conducted from the most recent ground slag material that was pulverized using high pressure grinding rolls (HPGR). A third test was conducted from older HPGR-pulverized material and resulted in the lowest recovered gold value referred to above. We believe the third test was negatively affected by oxide layers that commonly form on the surface of older (aged) ground slag material. Newly ground HPGR slag material has been received and is currently being used for test work.

A fourth pilot autoclave test was unable to be completed due to a mechanical problem with the autoclave. Even though it was pronounced a failed test and not included in the above results, the fourth test nonetheless produced a gold grade of 0.2 opt.

Two of the successful tests included processing the pre-treated slag through the autoclave twice. This simulates, to a degree, what is commonly done in large commercial multi-compartment autoclaves to achieve optimum extraction. One of the tests involved a single autoclave run. Therefore, a total of five pilot-scale autoclave tests were successfully conducted with the high temperature pre-treatment. These tests resulted in the processing of over 1,200 kg of raw slag and the production of over 3,800 liters of gold-bearing solutions. The gold contained in these solutions is now being recovered as metallic gold.

High temperature pre-treatment allows the refractory material from the Clarkdale Slag Project to be fire assayed, resulting in the recovery of gold beads, and all results have been reported by fire assay.

Whereas previously reported slag material gold grade results were similar to those reported above, the most recent tests resulted in higher percentage recoveries of the gold from solution (as gold beads) using a variety of standard processes (i.e., electro-winning, direct precipitation, activated carbon, and ion exchange resins). All of these commonly used processes represent “off the shelf” technologies utilized globally in base and precious metals processing.

The methodology that consistently provided the highest percentage recovery of metal from solution in recent tests was an ion exchange resin process, which was originally used in our plant in Clarkdale, Arizona.

An additional benefit of utilizing the large-capacity heat treating unit prior to the large-capacity pilot autoclave is that high grade ‘pig iron’ has been produced, containing a greater than 95% iron content, whereas previously reported results at bench-scale levels resulted in 75% - 85% iron extraction. The 95%-plus iron product commands a much higher price, and we believe that it may be able to profitably sell such pig iron into the domestic scrap iron market. If such sales of pig iron can be realized, we can eliminate the cost of overseas transport while simultaneously obtaining a much higher price per ton. In addition, the original railroad line to the Clarkdale Slag Project site is intact and has been well maintained. The cost of upgrading the line for pig iron transport would be minimal relative to the cost of new railroad construction. It is currently anticipated that this additional byproduct, if buyers are found, will further enhance the commercial profitability of the Clarkdale Slag Project by improving recoverable gold grades and generating an additional revenue stream.

Current Work Program

We are currently working on all the following key steps in an effort to move expeditiously towards commercial operation:

1.	Pre-treatment: Optimization of the thermal pre-treatment of the slag prior to autoclaving is well underway resulting in lowering the required operating parameters and thereby lowering the expected unit operation cost while still producing a high quality iron product. We believe we have optimized the flux formulation for the thermal pre-treatment, resulting in reducing the flux required by approximately 50%. This has the net effect of doubling the capacity of the autoclave and cutting the per-ton melting cost significantly. We have recently completed multiple thermal pretreatment tests using the new flux chemistry. These tests have consistently yielded 0.47 ounces per ton gold (or greater) contained in the glass with less than 2% of the gold reporting to the iron product. The iron product produced has been consistently greater than 90% pure iron.

As a potentially lower cost alternative to the thermal pretreatment used thus far, we have also contacted a major international iron and steel producer regarding use of their patented commercial technology used in direct reduction of iron. The producer has agreed to perform a series of bench tests with its technology, to determine such technology’s applicability. The Company is currently reviewing the producer’s proposal and these tests are expected to begin within the next few weeks.

2.	Optimization Testing: We have begun testing of the bench and pilot scale autoclave to determine optimum operating conditions with regard to best ratio of solids to liquid in the autoclave and ideal contact time. Once this testing is completed, the results will be used for the design of the autoclave. We have also ordered certain required components to switch from using chlorine reagents to chlorine gas. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave which plugged the autoclave discharge in one of the four last pilot scale autoclave runs. We anticipate that this will also simplify and increase recovery of gold from the PLS.

3.	Vendor Estimates: We are obtaining cost estimates from various commercial vendors on all of the major equipment components (thermal pre-treatment, HPGR, tower mill, autoclave, etc.) in an effort to tighten projections for our various business plan scenarios moving forward.

4.	Personnel: We have started to hire additional personnel skilled in crushing, site design and autoclave design and operation. Although final site design and construction will be bid to a qualified and experienced engineering, procurement and construction management (EPCM) contractor, our additional personnel are necessary to complete the preliminary design and equipment specifications to provide to prospective construction contractors as part of the bid package as well as oversee the chosen EPCM’s work going forward.

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

Upon abandonment of the claims, a $16,947,419 loss was recorded to operations.  By allowing the mining claims to lapse, we expect to save approximately $48,518 per year in annual claim maintenance fees, which we believe will be better spent in furtherance of the Clarkdale Slag Project.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we will require additional financing in order to fund these activities. As of December 31, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

A decision on allocating additional funds for the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed. The Clarkdale Slag Project work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once the feasibility study is completed and analyzed. Therefore, our current financial resources may not be sufficient to allow us to meet the anticipated costs of our testing, feasibility and commercialization programs and we may require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

We calculate the fair value of the derivative liability using the Binomial Lattice model, a Level 3 input. The change in fair value of the derivative liability is classified in other income (expense) in the consolidated statement of operations. We generally do not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks. We are not exposed to significant interest or credit risk arising from these financial instruments.

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

Results of Operations

Years Ended December 31, 2014 and 2013

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31
	2014	2013
Revenue	$-	$-
Operating expenses	(27,388,661)	(6,778,132)
Rental revenue	26,875	25,440
Interest and dividend income	516	2,675
Interest expense	(527,841)	(149,635)
Other expense	(18,659)	-
Change in derivative liabilities	(381,336)	698,708
Income tax benefit	9,775,503	2,325,710
Net loss	$(18,513,603)	$(3,875,234)

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the year ended December 31, 2014. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	2014	2013
Mineral exploration and evaluation expenses	$2,136,184	$2,416,343
Mineral exploration and evaluation expenses – related party	307,408	243,982
Administrative – Clarkdale site	108,529	168,192
General and administrative	5,009,328	2,336,489
General and administrative – related party	175,095	152,537
Loss on asset dispositions and impairment	18,140,349	-
Depreciation	1,511,768	1,460,589
Total operating expenses	$27,388,661	$6,778,132

Operating expenses increased by 304% to $27,388,691 during the year ended December 31, 2014 from $6,778,132 during the year ended December 31, 2013. Operating expense increased in 2014 primarily as a result of abandonment of the Searchlight Claims and to additional general and administrative expenses incurred.

Mineral exploration and evaluation expenses decreased by 12% to $2,136,184 during the year ended December 31, 2014 from $2,416,343 during the year ended December 31, 2013. Mineral exploration and evaluation expenses decreased in 2014 primarily as a result of reducing staff and activity at the Clarkdale site.

Mineral exploration and evaluation expenses – related party increased by 26% to $307,408 during the year ended December 31, 2014 from $243,982 during the year ended December 31, 2013. Expenses include advance royalty payments, consulting fees and expense reimbursements due to NMC. The increase was due to more consulting fees incurred by NMC related to their work on the Clarkdale Slag Project.

Administrative – Clarkdale site expenses decreased by 35% to $108,529 during the year ended December 31, 2014 from $168,192 for the year ended December 31, 2013. Administrative costs at the Clarkdale site decreased due to terminating our agreement with a property management consultant in 2014.

General and administrative expenses increased by 114% and amounted to $5,009,328 during the year ended December 31, 2014 from $2,336,489 during the year ended December 31, 2013. General and administrative expenses increased primarily due to the granting of 18,661,000 stock options and warrants to executive officers, directors, employees, consultants and affiliates during 2014.

General and administrative – related party amounted to $175,095 and $152,537 for the years ended December 31, 2014 and 2013, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. (“Ireland”) for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party decreased to $145,875 during the year ended December 31, 2014 from $146,346 for the year ended December 31, 2013. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $42,304 and $66,441 of the above fees for the years ended December 31, 2014 and 2013, respectively.

Rent expense – related party increased to $29,220 during the year ended December 31, 2014 from $11,276 for the year ended December 31, 2013. The increase is due to our lease commencing in September 2013.

Loss on asset dispositions and impairment amounted to $18,140,349 during the year ended December 31, 2014. The amount was comprised of the write off of the Searchlight claims, adjustment to the loss on the sale of a building and lot and writing down land that is classified as held for sale. No assets were sold or disposed of in 2013.

Depreciation expense increased 4% to $1,511,768 during the year ended December 31, 2014 from $1,460,589 during the year ended December 31, 2013. The increase is due to placing the autoclave in service during the third quarter of 2013.

Other Income and Expenses. Total other income (expense) decreased to net expense of $900,445 during the year ended December 31, 2014 from net income of $577,188 during the year ended December 31, 2013. The decrease in 2014 was primarily due to the change in fair values of our derivative liabilities and to incurring additional interest expense on our convertible notes in 2014. The convertible notes were issued in the third quarter of 2013 at an effective interest rate of 15.4%.

We received incidental rental revenue of $26,875 and $25,440 during the years ended December 31, 2014 and 2013, respectively. Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax Benefit. Income tax benefit increased by 320% to $9,775,503 during the year ended December 31, 2014 from $2,325,710 during the year ended December 31, 2013. The increase in income tax benefit primarily resulted from reversal of deferred tax liabilities related to the Searchlight mining claims which were written off in September 2014 and to an increase in income tax benefit due to granting 18,661,000 stock options and warrants to officers, directors, employees, consultants and affiliates during 2014.

Net Loss. The aforementioned factors resulted in a net loss of $18,513,603 or $0.14 per common share, for the year ended December 31, 2014, as compared to a net loss of $3,875,234, or $0.03 per common share, for the year ended December 31, 2013.

As of December 31, 2014 and 2013, we had cumulative net operating loss carryforwards of $50,227,572 and $45,254,765, respectively, for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2034.

We had cumulative state net operating losses of $23,374,445 and $24,818,346 as of December 31, 2014 and 2013, respectively, for state income tax purposes. The state net operating loss carryforwards began expiring in 2012 and unless used will continue to expire through 2034.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2014 and 2013, we completed the following issuances of convertible notes and conducted the following financings of our securities:

2014 Unit Offering

On December 8, 2014, we closed on the sale of $599,500 of our securities (the “Second Closing”) of a private placement (the “Offering”) to certain investors. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D thereunder. We previously sold $1,005,700 of our securities in a first closing to the Offering held on October 24, 2014. As of the Second Closing on December 8, 2014, we completed the Offering. We intend to use the net proceeds from the Offering for general working capital purposes.

In the Second Closing, we sold 2,997,500 “Units,” with each Unit consisting of: one share of the our common stock, $0.001 par value per share (each, a “Share”); and one half of a common stock purchase warrant, where each full warrant (each, a “Warrant”) will entitle the warrant holder to purchase one Share of our common stock at an exercise price of $0.30 per Share. Such Warrants will expire five years from the date of issuance. Such Units were sold to 11 investors for gross proceeds of $599,500. The price of each Unit was $0.20.

In the First Closing, we sold 5,028,500 “Units,” with each Unit consisting of: one share of the Company’s common stock, $0.001 par value per share; and one half of a common stock purchase warrant, where each full warrant (each, a “Warrant”) will entitle the warrant holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such Warrants will expire five years from the date of issuance. The price of each Unit (including the value used to determine the cancellation of debt) was $0.20.

Of the 5,028,500 Units, 4,395,000 were sold to 16 investors for gross proceeds of $879,000. In addition, 633,500 Units were issued to 13 Note Holders in consideration of cancellation of an aggregate of $126,700 in debt owing by the Company to such Note Holders for interest payments due on the Notes as of September 18, 2014. Such Note Holders include Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”), who received $91,000 worth of Units in the First Closing in consideration of cancellation of the September 18, 2014 interest payment owed to them on their Notes. Luxor and certain other funds managed by Luxor are principal stockholders of the Company and Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research. Following the First Closing, Luxor is the beneficial owner of approximately 19.93% of our common stock (including giving effect to derivative securities or other rights to purchase or acquire shares of our common stock).

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

2013 Convertible Note Offering

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

Working Capital

The following is a summary of our working capital at December 31, 2014 and 2013:

	At December 31,
	2014	2013
Current assets	$887,690	$2,203,427
Current liabilities	(1,235,042)	(613,806)
(Working capital deficit) Working capital	$(347,352)	$1,589,621

As of December 31, 2014, we had an accumulated deficit of $55,405,809. As of December 31, 2014, we had working capital deficit of $347,352, compared to working capital of $1,589,621 as of December 31, 2013. The decrease in our working capital was primarily attributable to our net loss, capital expenditures and principal payments on our long term liabilities, offset by the receipt of gross proceeds of $1,478,500 from stock issuances, $69,000 from issuances of convertible notes and net proceeds of $245,943 from the disposition of property in 2014. Cash was $584,976 as of December 31, 2014, as compared to $2,065,824 as of December 31, 2013.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2014	2013
Cash used in operating activities	$(3,086,798)	$(5,179,269)
Cash provided by (used in) investing activities	181,737	(200,052)
Cash provided by financing activities	1,424,213	3,513,554
Net decrease in cash during year	$(1,480,848)	$(1,865,767)

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $3,086,798 during the year ended December 31, 2014 from $5,179,269 during the year ended December 31, 2013. The decrease in cash used in operating activities was primarily due to voluntary relinquishment of certain accounts payable – related party, accrued salaries and directors fees. Additionally, certain accrued interest and accounts payable – related party were satisfied through the issuances of common stock.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased to $181,737 during the year ended December 31, 2014 from net cash used in investing activities of $200,052 during the year ended December 31, 2013. The change was due to proceeds received from the sale of a building and lot in 2014 and to less equipment purchases during 2014.

Net Cash Provided by Financing Activities. Net cash provided by financing activities decreased to $1,424,213 for the year ended December 31, 2014 compared to $3,513,554 for the year ended December 31, 2013. The decrease in cash provided by financing activities was the result of less cash received from the issuance of convertible notes and stock in 2014 compared to convertible notes in 2013.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of December 31, 2014, we had a working capital deficit of $347,352, compared to working capital of $1,589,621 as of December 31, 2013. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 31, 2015, we had operating cash reserves in the amount of approximately $1,550,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of December 31, 2014, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

A decision on allocating additional funds for the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed. The Clarkdale Slag Project work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once the feasibility study is completed and analyzed, and we may require the necessary funding to fulfill this anticipated work program.

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2015, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2014:

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total

VRIC payable	$360,000	$401,195	$-	$-	$761,195
Convertible notes	284,830	569,660	4,275,584	-	5,130,074

Total	$644,830	$970,855	$4,275,584	$-	$5,891,269

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. We are currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. We have elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $584,976 at December 31, 2014 and $2,065,824 at December 31, 2013. Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Searchlight Minerals Corp.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals, Corp. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ BDO USA, LLP

Las Vegas, Nevada

April 10, 2015

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

SEARCHLIGHT MINERALS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current assets
Cash	$584,976	$2,065,824
Prepaid expenses	75,214	137,603
Assets held for sale	227,500	-

Total current assets	887,690	2,203,427

Property and equipment, net	7,717,762	9,455,439
Searchlight mining claims	-	16,947,419
Slag project	121,829,655	121,759,811
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	3,300,000
Deferred financing fees	97,401	120,236
Deposits and other assets	14,566	14,241
Assets held for sale, non-current portion	227,500	-

Total non-current assets	137,499,276	157,513,296

Total assets	$138,386,966	$159,716,723

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$897,951	$195,541
Accounts payable - related party	21,539	46,535
Derivative warrant liability	-	81,574
VRIC payable, current portion - related party	315,552	290,156

Total current liabilities	1,235,042	613,806

Long-term liabilities
VRIC payable, net of current portion - related party	382,592	713,965
Convertible notes, net of discount	3,087,380	2,798,506
Derivative liability - convertible debt	1,218,619	755,709
Deferred tax liability	27,547,468	37,322,971

Total long-term liabilities	32,236,059	41,591,151

Total liabilities	33,471,101	42,204,957

Commitments and contingencies - Note 16

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 144,153,748 and 135,768,318 shares,
respectively, issued and outstanding	144,153	135,768
Additional paid-in capital	160,177,521	154,268,204
Accumulated deficit	(55,405,809)	(36,892,206)

Total stockholders' equity	104,915,865	117,511,766

Total liabilities and stockholders' equity	$138,386,966	$159,716,723

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,136,184	2,416,343
Mineral exploration and evaluation
expenses - related party	307,408	243,982
Administrative - Clarkdale site	108,529	168,192
General and administrative	5,009,328	2,336,489
General and administrative - related party	175,095	152,537
Loss on asset dispositions and impairment	18,140,349	-
Depreciation	1,511,768	1,460,589

Total operating expenses	27,388,661	6,778,132

Loss from operations	(27,388,661)	(6,778,132)

Other income (expense)
Rental revenue	26,875	25,440
Other expense	(18,659)	-
Change in fair value of derivative liabilities	(381,336)	698,708
Interest expense	(527,841)	(149,635)
Interest and dividend income	516	2,675

Total other income (expense)	(900,445)	577,188

Loss before income taxes	(28,289,106)	(6,200,944)

Income tax benefit	9,775,503	2,325,710

Net loss	$(18,513,603)	$(3,875,234)

Comprehensive loss	$(18,513,603)	$(3,875,234)

Loss per common share - basic and diluted

Net loss	$(0.14)	$(0.03)

Weighted average common shares outstanding -

Basic	136,874,342	135,768,318

Diluted	136,874,342	135,768,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Deficit During	Total
	Common Stock		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance, December 31, 2012	135,768,318	$135,768	$153,975,856	$(33,016,972)	$121,094,652

Share-based compensation	-	-	292,348	-	292,348

Net loss, December 31, 2013	-	-	-	(3,875,234)	(3,875,234)

Balance, December 31, 2013	135,768,318	135,768	154,268,204	(36,892,206)	117,511,766

Share-based compensation	-	-	2,229,233	-	2,229,233

Contributions of capital	-	-	1,108,953	-	1,108,953

Issuance of common stock
for cash under Common Stock
Purchase Agreement, $0.20 per share
net of $3,287 issuance costs	7,392,500	7,392	1,467,821	-	1,475,213

Issuance of common stock
for accrued interest under Common Stock
Purchase Agreement, $0.20 per share	633,500	634	126,066	-	126,700

Loss on interest settled in shares	-	-	19,005	-	19,005

Issuance of common stock for accounts
payable related party, $0.32 per share	359,430	359	114,659	-	115,018

Modification of private placement warrants	-	-	13,863	-	13,863

Issuance of warrants to affiliates			829,717		829,717

Net loss, December 31, 2014	-	-	-	(18,513,603)	(18,513,603)

Balance, December 31, 2014	144,153,748	$144,153	$160,177,521	$(55,405,809)	$104,915,865

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,513,603)	$(3,875,234)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,511,768	1,460,589
Stock based compensation	2,229,233	292,348
Investor relations stock based expense	843,580	-
Loss on asset dispositions and impairment	18,140,349	-
Amortization of prepaid expense	394,754	349,028
Amortization of debt financing fees and debt discount	242,709	66,001
Deferred income taxes	(9,775,503)	(2,325,710)
Change in fair value of derivative liabilities	381,336	(698,708)
Loss on interest settled in shares	19,005	-
Changes in operating assets and liabilities:
Prepaid expenses	(332,365)	(356,992)
Deposits and other assets	(325)	(2,989)
Accounts payable and accrued liabilities	1,772,264	(87,602)

Net cash used in operating activities	(3,086,798)	(5,179,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment disposition, net	245,943	-
Purchase of property and equipment	(64,206)	(200,052)

Net cash provided by (used in) investing activities	181,737	(200,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,478,500	-
Stock issuance costs	(3,287)	-
Proceeds from convertible notes	69,000	4,000,000
Convertible notes issuance costs	-	(126,446)
Payments on VRIC payable - related party	(120,000)	(360,000)

Net cash provided by financing activities	1,424,213	3,513,554

NET CHANGE IN CASH	(1,480,848)	(1,865,767)

CASH AT BEGINNING OF PERIOD	2,065,824	3,931,591

CASH AT END OF PERIOD	$584,976	$2,065,824

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$157,416	$3,834

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable satisfied by contribution of capital - related party	$342,427	$-

Accrued salaries and fees satisfied by contribution of capital	$511,526	$-

VRIC payable satisfied by contribution of capital - related party	$255,000	$-

Common stock issued in satisfaction of accrued interest	$126,700	$-

Common stock issued in satisfaction of accounts payable - related party	$115,018	$-

Derivative liability - convertible debt	$9,519	$1,261,285

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Going concern - The accompanying consolidated financial statements were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations and 2) the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As of December 31, 2014, the Company had cumulative net losses of $55,405,809 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the year ended December 31, 2014, the Company incurred a net loss of $18,513,603, had negative cash flows from operating activities of $3,086,798 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $347,352 at December 31, 2014.

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

The Company’s financial instruments consist of the VRIC payable (described in Note 10), derivative liabilities and convertible notes (described in Note 8). The VRIC payable and the convertible notes are classified within Level 2 of the fair value hierarchy. The fair value of the VRIC payable approximates carrying value as the imputed interest rate is considered to approximate a market interest rate. The fair value of the convertible notes approximates carrying value as the interest rate is considered to approximate a market interest rate.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At December 31, 2014 and 2013, 60,761,162 and 36,751,266 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In November 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2015. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in the estimate of the grant-date fair value of the award. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU does the following, among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected early adoption of the new standard applied retrospectively. Adoption of the new guidance had no impact on the consolidated financial position, results of operations or cash flows.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2014			December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,476)	$779	$38,255	$(35,759)	$2,496
Lab equipment	249,061	(247,356)	1,705	249,061	(240,258)	8,803
Computers and
equipment	68,558	(54,025)	14,533	91,002	(67,775)	23,227
Income property	-	-	-	309,750	(18,311)	291,439
Vehicles	47,675	(45,458)	2,217	47,675	(44,758)	2,917
Slag conveyance
equipment	300,916	(300,916)	-	300,916	(230,124)	70,792
Demo module building	6,630,063	(3,863,860)	2,766,203	6,630,063	(3,200,854)	3,429,209
Grinding circuit	913,679	(11,667)	902,012	913,678	(1,666)	912,012
Extraction circuit	938,352	(274,997)	663,355	898,909	(89,891)	809,018
Leaching and filtration	1,300,618	(1,040,494)	260,124	1,300,618	(780,371)	520,247
Fero-silicate storage	4,326	(1,731)	2,595	4,326	(1,298)	3,028
Electrowinning building	1,492,853	(597,141)	895,712	1,492,853	(447,856)	1,044,997
Site improvements	1,675,906	(591,259)	1,084,647	1,651,143	(467,306)	1,183,837
Site equipment	360,454	(338,588)	21,866	360,454	(309,051)	51,403
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,122,730	$(7,404,968)	$7,717,762	$15,390,717	$(5,935,278)	$9,455,439

Depreciation expense was $1,511,768 and $1,460,589 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 19. The lease agreement commenced September 1, 2013 and is for a two year period. Total rent expense was $29,220 and $32,136 for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company completed the sale of a building and a lot and recorded a loss of $44,172.

3.	ASSETS HELD FOR SALE

As of December 31, 2014, the Company had three parcels of land that were being marketed for sale. The land included the approximately 60 acres of land the Company had been leasing to the Town of Clarkdale for disposal of Class B effluent. The value of the three parcels of land were originally included in “land” on the consolidated balance sheet and have been reclassified as assets held for sale. Upon completion of the sale, $227,500 representing half of the net proceeds is designated for operating purposes and is classified within current assets. The remaining $227,500 is designated for debt collateral and is included in “assets held for sale, non-current portion”.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ASSETS HELD FOR SALE (continued)

Prior to its reclassification, the land had a book value of $1,603,758. The selling price of the land is $459,000 and costs to complete the sale are estimated at $4,000. An impairment loss of $1,148,758 was recorded to operations during the year ended December 31, 2014.

Subsequent to December 31, 2014, the sale was closed as further described in Note 20.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of December 31, 2014 and December 31, 2013, the cumulative interest cost capitalized and included in the Slag Project was $1,062,778 and $992,934, respectively.

The following table sets forth the change in the Slag Project for years ended December 31:

	2014	2013

Slag Pile, beginning balance	$121,759,811	$121,667,730
Capitalized interest costs	69,844	92,081
Slag Pile, ending balance	$121,829,655	$121,759,811

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SEARCHLIGHT MINING CLAIMS

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

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013

Trade accounts payable	$728,021	$70,272
Accrued compensation and related taxes	88,293	45,469
Accrued interest	81,637	79,800
	$897,951	$195,541

Accounts payable – related party are discussed in Note 19.

7.	DERIVATIVE WARRANT LIABILITY

Related to a private placement completed on November 12, 2009, the Company issued 6,341,263 warrants to purchase shares of common stock. The warrants had an initial expiration date of November 12, 2012 and an initial exercise price of $1.85 per share. The warrants have anti-dilution provisions, including provisions for the adjustment to the exercise price and to the number of warrants granted if the Company issues common stock or common stock equivalents at a price less than the exercise price.

The Company determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to the Company’s own stock due to the anti-dilution provisions. In addition, the Company determined that the anti-dilution provisions shield the warrant holders from the dilutive effects of subsequent security issuances and therefore the economic characteristics and risks of the warrants are not clearly and closely related to the Company’s common stock. Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

On November 1, 2012, October 25, 2013 and on November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended for one year at each extension. The current expiration date is November 12, 2015. In all other respects, the terms and conditions of the warrants remained the same.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DERIVATIVE WARRANT LIABILITY (continued)

With respect to the extensions, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

	November 11, 2014	October 25, 2013	November 1, 2012

Risk-free interest rate	0.14%	0.11%	0.19%
Expected volatility	142.72%	114.79%	94.94%
Expected life (years)	1.0	1.0	1.0

As of December 31, 2014, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.42 per share, and (ii) the number of warrants was increased by 1,812,434 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $1.45 per share. During the years ended December 31, 2014 and 2013, the warrants increased by 995,150 and 372,723, respectively, as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 8,153,697 and 7,158,548 as of December 31, 2014 and 2013, respectively.

The following table sets forth the changes in the fair value of derivative liability for the years ended December 31:

	2014	2013

Beginning balance	$(81,574)	$(274,706)
Adjustment to warrants	-	-
Change in fair value	81,574	193,132
Ending balance	$-	$(81,574)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for years ended December 31:

	2014	2013

Dividend yield	-	-
Expected volatility	29.38% - 153.76%	90.98% - 121.32%
Risk-free interest rate	0.02% - 0.26%	0.01% - 0.13%
Expected life (years)	0.10 – 1.0	0.10 - 0.90

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) to certain investors resulting in gross proceeds of $4,000,000. At the issuance date, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes is five years, but the Notes can be called on the second anniversary date of issuance and every six month period ended thereafter. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries.

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

At December 31, 2014, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 9.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following at December 31:

	2014	2013

Convertible notes at face value	$4,000,000	$4,000,000
Issuance of additional notes	69,000	-
Unamortized discount	(981,620)	(1,201,494)
Convertible notes, net of discount	$3,087,380	$2,798,506

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the years ended December 31:

	2014	2013

Interest rate at 7%	$281,015	$79,800
Amortization of debt discount	219,875	59,791
Amortization of deferred financing fees	22,834	6,210
Interest expense - convertible notes	$523,724	$145,801

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 8, the Company has issued $4,069,000 of convertible notes. The Notes are convertible at any time into shares of common stock at $0.39 per share.

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the years ended December 31, 2014 and 2013 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	2014	2013

Expected volatility	96.46% - 117.85%	93.11% - 101.74%
Risk-free interest rate	1.25% - 1.73%	1.39% - 1.75%
Expected life (years)	2.50 - 3.0	4.25 – 4.75

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

The following table sets forth the changes in the fair value of the derivative liability for the years ended December 31:

	2014	2013

Beginning balance	$755,709	$-
Issuance of convertible debt	9,519	1,261,285
Change in fair value	453,391	(505,576)
Ending balance	$1,218,619	$755,709

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $69,844 and $92,081 for the years ended December 31, 2014 and 2013, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the years ending December 31:

2015	$360,000
2016	360,000
2017	41,195
Thereafter	-

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	315,552

VRIC payable, net of current portion	$382,592

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2014, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 23, 2014, the Board of Directors approved of entering into an exchange agreement with Cupit, Milligan, Ogden and Williams (“CMOW”) which provided for issuance of 359,430 shares of the Company’s common stock directly to Mr. Williams for the balance due to CMOW of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. CMOW is a related party as further discussed in Note 19.

b)

On December 23, 2014, the Company granted warrants for the purchase of 2,041,000 and 1,940,000 shares of common stock at $0.50 per share to VRIC and NMC, respectively. The warrants were granted in part to incentivize their continued support of the Company. The warrants expire on December 23, 2019. The warrants are considered indexed to the Company’s common stock and are classified as equity. The fair value of the warrants was calculated by the binomial lattice model and amounted to $720,840. VRIC and NMC are related parties as further discussed in Note 19

c)	On December 18, 2014, due to liquidity needs, certain of the Company’s officers, directors, employees, consultants and affiliates voluntarily agreed to relinquish certain accrued salary, directors’ fees, invoices and other amounts due to them as of December 15, 2014 in the aggregate total of $1,008,953. The relinquishments were recorded as contributions of capital. The relinquishments involved certain related parties as more fully described in Notes 10 and 19.

d)

On December 8, 2014, the Company completed a private placement offering for gross proceeds of $599,500. A total of 2,997,500 units were issued at a price of $0.20. Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such warrants expire five years from the date of issuance. The warrants are considered indexed to the Company’s common stock and are classified as equity.

Total financing fees related to the October and December 2014 private placements amounted to $3,287.

e)

On November 11, 2014, the Company granted warrants for the purchase of 1,000,000 shares of common stock at $0.30 per share to NMC. The warrants were granted for investor relations. The warrants are fully vested and expire on November 11, 2019. The fair value of the warrants was calculated by the binomial lattice model and amounted to $108,877. The warrants are considered indexed to the Company’s common stock and are classified as equity. NMC is a related party as more fully described in Note 19.

f)	On November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 14,520,373 shares of the Company’s common stock. The expiration date of the warrants was extended from November 12, 2014 to November 12, 2015. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants at zero.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY (continued)

g)	On November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holder, to amend the expiration date of 1,000,000 warrants issued in June 1, 2005. The expiration date of the warrants was extended from June 1, 2015 to June 1, 2017. The modification resulted in additional expense of $13,863.

h)

On October 24, 2014, the Company completed a private placement offering for gross proceeds of $1,005,700. A total of 5,028,500 units were issued at a price of $0.20. Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such warrants will expire five years from the date of issuance. The warrants are considered indexed to the Company’s common stock and are classified as equity. 4,395,000 units were sold for gross proceeds of $879,000 and 633,500 units were issued to convertible note holders in consideration of cancellation of an aggregate of $126,700 of interest payments due on the convertible notes as of September 18, 2014

Luxor purchased $91,000 of the units in consideration of the September 18, 2014 interest payment owed to them. In addition, Mr. Martin Oring, one of the Company’s directors, and Chief Executive Officer and President, and certain of his affiliates, purchased $100,000 of units for cash, and $8,225 of units in consideration of the September 18, 2014 interest payment owed to them.

i)	On October 1, 2014 and on September 1, 2014, NMC contributed $50,000, respectively, of capital to the Company for payment of invoices from a consulting firm for metallurgical services. NMC is a related party as more fully described in Note 19.

During the year ended December 31, 2013 the Company’s stockholders’ equity activity consisted of the following:

a)	On October 25, 2013, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the private placement warrants in connection with the February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placement offerings. The expiration date of the warrants was extended from November 12, 2013 to November 12, 2014. In all other respects, the terms and conditions of the warrants remain the same. The Company calculated the fair value of the warrants at zero.

The Company estimates the fair value of the warrants granted or modified by using the Binomial Lattice pricing-model, with the following assumptions used for the years ended December 31:

	2014	2013
Dividend yield	-	-
Expected volatility	112.67% - 142.72%	114.79%
Risk-free interest rate	0.14% - 1.76%	0.11%
Expected life (years)	1.0 – 4.25	1.0

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY (continued)

The following summarizes the exercise price per share and expiration date of our outstanding warrants issued to investors to purchase common stock at December 31, 2014:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date

7,750,000	$0.375	June 2015
3,050,245	1.42	November 2015
5,103,452	1.45	November 2015
7,042,387	1.85	November 2015
1,000,000	0.375	June 2017
2,514,250	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
2,041,000	0.50	December 2019
1,940,000	0.50	December 2019

32,940,084

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2014, the Company had 5,602,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At December 31, 2014, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2014, the Company had granted 3,422,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share. As of December 31, 2014, 3,382,500 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2014, the Company had granted 2,022,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.73 per share. As of December 31, 2014, 2,011,627 of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2014, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share. As of December 31, 2014, 2,763,618 of the options granted were outstanding.

As of December 31, 2014, the Company had granted 9,230,000 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.47 per share. As of December 31, 2014, 9,230,000 of the options and warrants granted were outstanding.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION (continued)

Non-Employee Directors Equity Compensation Policy – Non-employee directors have a choice between receiving $9,000 value of common stock per quarter, where the number of shares is determined by the closing price of the Company’s stock on the last trading day of each quarter, or a number of options, limited to 18,000, to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of the Company’s common stock on the last trading day of each quarter.

Stock warrants – Upon approval of the Board of Directors, the Company may grant stock warrants to consultants for services performed.

Valuation of awards - At December 31, 2014, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the year ended December 31, 2014 and 2013:

	2014	2013

Risk-free interest rate	0.39% - 1.76%	0.77% - 1.75%
Dividend yield	-	-
Expected volatility	98.65% - 118.15%	90.39% - 101.74%
Expected life (years)	2.00 - 4.25	4.25

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity - During the year ended December 31, 2014, the Company granted stock-based awards as follows:

a)	On December 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.30 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On December 23, 2014, the Company granted stock options for the purchase of 4,099,000 shares of common stock at $0.50 per share. The options were granted to certain of the Company’s directors, executive officers and employees for compensation, are fully vested and expire on December 23, 2019. The exercise price of the stock options exceeded the closing price of the Company’s common stock for the grant date.

c)	On December 18, 2014, the Company granted stock options for the purchase of 7,965,000 shares of common stock at $0.41 per share. 4,734,000 of the options were granted under stock option plans. The options were granted to certain of the Company’s directors, executive officers and employees for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

d)	On December 18, 2014, the Company granted stock options for the purchase of 225,000 shares of common stock at $0.41 per share. The options were granted to consultants for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

e)	On December 18, 2014, the Company granted stock warrants for the purchase of 200,000 shares of common stock at $0.41 per share. The warrants were granted to a consultant for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

f)	On November 19, 2014, the Company granted stock warrants for the purchase of 975,000 shares of common stock at $0.30 per share. The warrants were granted to consultants for compensation, are fully vested and expire on November 19, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

g)	On September 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

h)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION (continued)

i)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

j)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

During the year ended December 31, 2013, the Company granted stock-based awards as follows:

a)	On December 31, 2013, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2018. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

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

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $2,229,233 and $292,348 for the years ended December 31, 2014 and 2013, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the year ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	3,606,178	$0.59	$1.05	4.69
Options/warrants granted	234,000	0.18	0.35	4.60
Options/warrants expired	(39,847)	(0.61)	(1.45)	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2013	3,800,331	0.56	1.01	3.76
Options/warrants granted	13,680,000	0.16	0.43	4.96
Options/warrants expired	(92,586)	0.76	1.42
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2014	17,387,745	$0.24	$0.55	4.53	$13,608

Exercisable, December 31, 2014	17,037,745	$0.23	$0.54	4.49	$13,608

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended December 31, 2014 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2014:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2013	450,000	$0.95
Options/warrants granted	-	-
Options/warrants vested	(100,000)	1.02

Unvested, December, 2014	350,000	$0.93

For the years ended December 31, 2014 and 2013, the total grant date fair value of shares vested was $102,439 and $466,451, respectively. As of December 31, 2014, there was $15,007 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 1.0 year as of December 31, 2014. Included in the total of unvested stock options at December 31, 2014, was 250,000 performance-based stock options. At December 31, 2014, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 1.0 year as of December 31, 2014.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2014, the Company was negotiating the sale of three parcels of land to the Town of Clarkdale which contain the approximately 60 acres of land leased to the Town of Clarkdale. Further details are provided in Note 3.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred income tax assets:

Net operating loss carryforward	$18,520,488	$16,822,317
Option compensation	1,451,484	763,779
Property, plant & equipment	1,264,961	1,021,685

Gross deferred income tax assets	21,236,933	18,607,781
Less: valuation allowance	(480,288)	(733,287)

Net deferred income tax assets	20,756,645	17,874,494

Deferred income tax liabilities:

Acquisition related liabilities	(48,304,113)	(55,197,465)

Net deferred income tax liability	$(27,547,468)	$(37,322,971)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

A reconciliation of the deferred income tax benefit for the years ended December 31, 2014 and 2013 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	2014	2013

Deferred tax benefit at statutory rates	$9,901,187	$2,170,330
State deferred tax benefit, net of federal benefit	848,673	186,028
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	252,999	(110,715)
Change in state NOL’s	(191,495)	(139,362)
Gain (loss) on the change in fair value of
derivative liabilities	(131,595)	265,509
Other permanent differences	(904,266)	(46,080)

Deferred income tax benefit	$9,775,503	$2,325,710

The Company had cumulative net operating losses of $50,227,572 as of December 31, 2014 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2035.

State income tax allocation - The Company had cumulative net operating losses of $23,374,445 as of December 31, 2014 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2035.

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

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At December 31, 2014, the total potential liability for severance agreements was $112,500.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total advance royalty fees were $180,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively. Advanced royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2014, the Company had $304,694 of deposits in excess of FDIC insured limits.

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

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities. One of the Company’s executive officers, Mr. Ager, is affiliated with NMC. The Company and NMC agreed to an advance royalty of $15,000 per month and to reimburse NMC for actual expenses incurred and consulting services provided.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and advance royalty payments are more fully discussed in Note 16.

The following table provides details of transactions between the Company and NMC for years ended December 31, 2014 and 2013.

	2014	2013

Reimbursement of expenses	$7,008	$4,842
Consulting services provided	120,400	59,140
Advance royalty payments	180,000	180,000

Mineral and exploration expense – related party	$307,408	$243,982

During the year ended December 31, 2014, NMC paid $100,000 of the Company’s expenses. In addition, on December 18, 2014, NMC relinquished $242,428 of amounts due to them. Such amounts were recorded as contributions to capital. The Company had outstanding balances due to NMC of $13,365 and $37,896 at December 31, 2014 and 2013, respectively.

On December 23, 2014, the Company granted warrants for the purchase of 1,940,000 shares of common stock at $0.50 per share to NMC. The warrants were granted in part to incentivize their continued efforts and support of the Company. The warrants expire on December 23, 2019. The fair value of the warrants was calculated by the binomial lattice model and amounted to $351,276.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS (continued)

On November 11, 2014, the Company granted warrants for the purchase of 1,000,000 shares of common stock at $0.30 per share to NMC. The warrants were granted for investor relations. The warrants are fully vested and expire on November 11, 2019. The fair value of the warrants was calculated by the binomial lattice model and amounted to $108,877.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes CMOW to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the years ended December 31, 2014 and 2013.

	2014	2013

Accounting support services	$145,875	$146,346
Direct benefit to CFO	$42,304	$66,441

On December 23, 2014, the Board of Directors approved of entering into an exchange agreement with CMOW which provided for issuance of 359,430 shares of the Company’s common stock directly to Mr. Williams for the balance due to CMOW of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. The Company had an outstanding balance due to CMOW of $8,174 and $8,639 as of December 31, 2014 and 2013, respectively.

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

Total rent expense incurred under this sublease agreement was $29,220 and $11,276 for the years ended December 31, 2014 and 2013, respectively. No amounts were due to Ireland as of December 31, 2014, or 2013.

20.	SUBSEQUENT EVENTS

Land sale – On March 9, 2015, the Company completed the sale of three parcels of land for net proceeds of $454,612 with half of the net proceeds designated for operating purposes and the remaining half designated for debt collateral as described in Note 3.

Interest paid in shares –The Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SUBSEQUENT EVENTS (continued)

Stock Option Extension - On March 23, 2015, the Company’s Board of Directors unilaterally determined to amend 695,495 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2010 and have a weighted average exercise price of $0.83 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same.

Private Placement - On March 23, 2015, the Company’s Board of Directors approved a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units will be issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance. The financing was completed on March 25, 2015.

Also on March 23, 2015, the Company’s Board of Directors agreed to waive the 22% limitation currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 26% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K for the year ended December 31, 2014, our management, with the participation of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, such disclosure controls and procedures were effective at a reasonable level of assurance to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.       Other Information

Not applicable.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

General

Our bylaws provide that the terms of office of the members of our board of directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders for the 2016, 2015 and 2017 years, respectively. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our board presently consists of six directors. Two directors serve in each class of directors. None of our directors or executive officers is related to one another.

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 18 meetings 2014. Officers serve at the discretion of the board of directors.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chairman of the board, Chief Executive Officer and President	69
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	40
John E. Mack	Director (Class II)	67
Robert D. McDougal	Director (Class III)	82
Michael W. Conboy	Director (Class I)	39
Jordan M. Estra	Director (Class I)	67
Melvin L. Williams	Chief Financial Officer	54

Martin B. Oring, Director, Chairman of the Board, President and Chief Executive Officer. Mr. Oring has been a member of our board of directors since October 6, 2008 and our Chairman of the board, President and Chief Executive Officer since October 1, 2010. Mr. Oring has been a member of Eos Petro, Inc. since October 12, 2012, and its Chief Executive Officer since June 23, 2013. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Dublin, Ireland, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Oring’s membership on our board of directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

John E. Mack, Director. Mr. Mack has over 35 years of international banking and financial business management experience. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited in Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Since 2006, Mr. Mack has been retired and has served as a director in several companies. Mr. Mack is a member of the Board of Directors of Flowers National Bank, Incapital Holdings LLC and Medley Capital Corporation, and is Vice-Chairman and a director of Islandsbanki hf located in Reykjavik, Iceland.  Mr. Mack holds an MBA from the University of Virginia Darden School of Business and received his bachelor's degree in economics from Davidson College. Mr. Mack is a “Financial Expert” in accordance with SEC and exchange listing Audit Committee requirements. In determining Mr. Mack’s qualifications to serve on our Board of Directors, the Board has considered, among other things, his experience and expertise in finance, accounting and management. In addition, the Board believes that Mr. Mack’s membership on the Company’s Board of Directors helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

A “related party transaction” is any transaction directly or indirectly involving any related party that would need to be disclosed under Item 404(d) of Regulation S-K. Under Item 404(d), we are required to disclose any transaction occurring since the beginning of our last fiscal year, or any currently proposed transaction, involving us where the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest. “Related party transaction” also includes any material amendment or modification to an existing related party transaction.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2014, with the exception of the following:

•	Martin Oring, our President and Chief Executive Officer, was delinquent in reporting of one transaction in 2014 on Form 4 which was reported on a delinquent basis on one report;

•	Jordan M. Estra, one of our directors, was delinquent in the reporting of one transaction in 2014 on Form 4 which was reported on a delinquent basis on one report;

•	John E. Mack, one of our directors, was delinquent in the reporting of one transaction in 2014 on Form 4 which was reported on a delinquent basis on one report; and

•	Robert D. McDougal, one of our directors, was delinquent in the reporting of one transaction in 2014 on Form 4 which was reported on a delinquent basis on one report.

Item 11.	Executive Compensation

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

2014 Executive Officer Compensation Components. For the year ended December 31, 2014, the principal component of compensation for our executive officers was a base salary and equity-based incentive compensation.

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

Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for our executive officers to their contracted amounts based on the favorable results from autoclave testing provided to the Company in August 2011. For 2013 and 2014, the Compensation Committee decided to postpone compensation adjustments for our executive officers due to the status of the development of our mineral property and our focus of cash resources into that project.

The following charts reflect changes in the base salaries of our executive officers from 2013 to 2014:

Name	Principal Position	2013 Salary		2014 Salary	Base Salary % Change
Martin B. Oring	President and Chief Executive Officer	$200,000	(1)	$200,000	n/a
Melvin L. Williams	Chief Financial Officer	$130,000	(2)	$130,000	n/a
Carl S. Ager	Vice President, Treasurer, and Director	$160,000	(3)	$160,000	n/a

(1)	Mr. Oring voluntarily agreed to relinquish $23,750 of salary and $120,420 of director’s fees due to him as of December 15, 2014.

(2)	Due to our continuing liquidity needs, Mr. Ager voluntarily agreed to relinquish $126,673 of salary due to him as of December 15, 2014.

(3)	Due to our continuing liquidity needs, Mr. Williams voluntarily agreed to relinquish $102,923 of accrued compensation due to him as of December 15, 2014.

Bonuses. Our cash bonus program seeks to motivate executive officers to work effectively to achieve our financial performance objectives and to reward them when such objectives are met. Bonuses for executive officers are subject to approval by the Compensation Committee. For the year ended December 31, 2014, bonuses for executive officers were not authorized per their request.

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

For the year ended December 31, 2014, we granted Martin B. Oring, our Chief Executive Officer and President, options to purchase up to 3,500,000 shares of our common stock with an exercise price of $0.41 per share based on the closing price of our common stock on the grant date and options to purchase up to 1,154,000 shares of our common stock with an exercise price of $0.50 per share which represented an exercise price over 50% in excess of the closing price of our common stock on the grant date. The options each expire on the fifth anniversary of the grant date.

For the year ended December 31, 2014, we granted Carl S. Ager, our Vice President, options to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.41 per share based on the closing price of our common stock on the grant date and options to purchase up to 1,014,000 shares of our common stock with an exercise price of $0.50 per share which represented an exercise price over 50% in excess of the closing price of our common stock on the grant date. The options each expire on the fifth anniversary of the grant date.

For the year ended December 31, 2014, we granted Melvin L. Williams, our Chief Financial Officer, options to purchase up to 500,000 shares of our common stock with an exercise price of $0.41 per share based on the closing price of our common stock on the grant date and options to purchase up to 824,000 shares of our common stock with an exercise price of $0.50 per share which represented an exercise price over 50% in excess of the closing price of our common stock on the grant date. The options each expire on the fifth anniversary of the grant date.

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

Martin B. Oring. On October 1, 2010, we entered into an employment agreement and non-qualified stock option agreement with Mr. Oring as our Chief Executive Officer and President. The agreement is on an at will basis and we may terminate his employment, upon written notice, at any time, with or without cause or advance notice. We have agreed to pay Mr. Oring compensation of $150,000, which includes compensation as a director. Mr. Oring will be provided with reimbursement for reasonable business expenses in connection with his duties as Chief Executive Officer. Mr. Oring has voluntarily agreed not to participate in health or other benefit plans or programs otherwise in effect from time to time for our executives or employees. Effective October 1, 2011, Mr. Oring’s compensation was increased to $200,000. Due to our continuing liquidity needs, Mr. Oring voluntarily agreed to relinquish $144,170 of accrued compensation due to him as of December 15, 2014.

Carl S. Ager. We entered into an employment agreement with Carl S. Ager, our Vice President, Secretary and Treasurer, effective January 1, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Ager an annual salary of $160,000. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. In addition to his annual salary, Mr. Ager may be granted a discretionary bonus and stock options, to the extent authorized by our board. The term of the agreement is for an indefinite period, unless otherwise terminated by either party pursuant to the terms of the agreement. In the event that the agreement is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary. Due to our continuing liquidity needs, Mr. Ager voluntarily agreed to relinquish $126,673 of accrued compensation due to him as of December 15, 2014.

Melvin L. Williams. We entered into an employment agreement with Melvin L. Williams, our Chief Financial Officer, effective June 14, 2006 and as amended February 16, 2007. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Williams an annualized salary of $130,000 based on an increase in time commitment from 300-600 hours worked to 600-800 hours worked. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. In the event the employment agreement is terminated by us without cause, we have agreed to pay Mr. Williams an amount equal to three months’ salary in a lump sum as full and final payment of all amounts payable under the agreement. Due to our continuing liquidity needs, Mr. Williams voluntarily agreed to relinquish $102,923 of accrued compensation due to him as of December 15, 2014.

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

In order to qualify certain forms of equity based compensation, such as stock options, as performance-based compensation, each of the 2007 Stock Option Plan and 2009 Incentive Plan was submitted to and approved by our stockholders and is structured to provide 162(m) qualification to stock options and other forms of performance-based awards. Grants of equity based compensation under each of the 2007 Stock Option Plan and 2009 Incentive Plan may qualify for the exemption if vesting is contingent on the attainment of objectives based on performance criteria set forth by our compensation committee, and if certain other requirements are satisfied as set forth under Section 162(m). The compensation paid to any of our executive officers in 2014 did not exceed the $1 million threshold under Section 162(m). Thus, at the present time, neither we nor any of our executives are impacted by Section 162(m).

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

Compensation Committee Report. The Compensation Committee of the Board has reviewed this Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to our board that this Compensation Discussion and Analysis be included in our Form 10-K for the year ended December 31, 2014. This report is provided by the following directors, who comprise the committee:

Jordan M. Estra (Chairman)

Robert D. McDougal

John E. Mack

Michael W. Conboy

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2014 by our Chief Executive Officer, Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Martin B. Oring,	2014	6,250	(2)	-	-	729,443	-	-	49,580	(2)	785,273
Director, President and CEO (2)	2013	30,000		-	-	-	-	-	170,000	(2)	200,000
Carl S. Ager,	2014	33,327	(3)	-	-	332,316	-	-	-		365,643
Director, Vice President and Secretary (3)	2013	160,000		-	-	-	-	-	-		160,000
Melvin L. Williams,	2014	27,077	(4)	-	-	223,557	-	-	42,304		292,938
Chief Financial Officer (4)	2013	130,000		-	-	-	-	-	66,441		196,441

(1)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 12 to the consolidated financial statements (“Stock-Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 for our valuation assumptions used to calculate the grant date fair value.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring was also paid a director fee of $10,000 per month through June 30, 2011. Mr. Oring’s director fees are included in other compensation in the above table. Effective July 1, 2011, Mr. Oring’s total base compensation was increased to $200,000 per annum. Mr. Oring’s salary as our President and Chief Executive Officer was unchanged but his director fees were increased to $170,000 per annum or $14,167 per month. Due to our continuing liquidity needs, Mr. Oring received cash compensation of $47,497 and voluntarily agreed to relinquish $23,750 of salary and $120,420 of director’s fees due to him as of December 15, 2014. At December 31, 2014 we had compensation payable to Mr. Oring of $8,333.

(3)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Due to our continuing liquidity needs, Mr. Ager received cash compensation of $26,660 and voluntarily agreed to relinquish $126,673 of salary due to him as of December 15, 2014. At December 31, 2014 we had compensation payable to Mr. Ager of $6,667.

(4)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Other compensation includes direct benefit to Mr. Williams of $42,304 and $66,441 from fees incurred in 2014 and 2013, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us. Due to our continuing liquidity needs, Mr. Williams received cash compensation of $21,660 and voluntarily agreed to relinquish $102,923 of accrued compensation due to him as of December 15, 2014. At December 31, 2014 we had compensation payable to Mr. Williams of $5,417.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2014:

Name and Position	Number of Securities Underlying Options (#)Exercisable		Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)

Martin B. Oring(1) Director, President and CEO	15,000		-		-	$1.20	3/31/2015	(3)	-
	25,714		-		-	$0.70	6/30/2015	(3)	-
	18,462		-		-	$0.98	9/30/2015	(3)	-
	100,000		-		-	$0.91	10/1/2015	(3)	-
	50,000		-		-	$1.45	10/6/2015	(3)	-
	100,000		-		-	$0.91	12/22/2015	(3)	-
	450,000	(1)	-		-	$1.22	9/21/2016		-
	50,000		-		-	$1.45	10/6/2016		-
	50,000		-		-	$1.45	10/6/2017		-
	3,500,000		-		-	$0.41	12/18/2019		-
	1,154,000		-		-	$0.50	12/23/2019		-
	100,000		-		-	$0.91	10/1/2020		-
	-		150,000	(1)	-	$1.22	9/21/2021		-

Carl S. Ager Director, Vice President, Treasurer and Secretary	225,000	(2)	-		-	$1.22	9/21/2016		-
	-		100,000	(2)	-	$1.22	9/21/2021		-
	1,000,000		-		-	$0.41	12/18/2019		-
	1,014,000		-		-	$0.50	12/23/2019		-

Melvin L. Williams Chief Financial Officer	75,000		-		-	$1.22	9/21/2016		-
	500,000		-		-	$0.41	12/18/2019		-
	824,000		-		-	$0.50	12/23/2019		-

(1)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options vested upon completion of defined target from metallurgical tests: (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility: and (iii) 100,000 vested upon Mr. Oring completing 30 months of service as CEO.

(2)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options vested upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility.
(3)	On March 23, 2015, our board unilaterally determined to amend these stock options by extending their expiration dates by twelve months.

Grants of Plan Based Awards

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards ($) (1)	Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)		All Other Stock Awards: Number of Shares of Units (#)	Exercise or Base Price of Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
			Restricted Stock
			Shares(3)	Options(3)

Martin B. Oring (6)	12/18/2014	-	-	-	2,000,000	0.41	297,422

Carl S. Ager (7)	12/18/2014	-	-	-	1,000,000	0.41	148,711

Melvin L. Williams (8)	12/18/2014	-	-	-	500,000	0.41	74,356

(1)	There was no payout under any compensation plan relating to 2014 that constitutes non-equity incentive plan awards under SEC rules. Therefore, no potential payout amounts are listed.
(2)	The only plan-based awards granted to executive officers in 2014 were stock options. No performance shares were awarded in 2014.
(3)	There were no restricted shares awarded to executive officers in 2014.
(4)	The amount reported in this column is the per share exercise price of the options, which represents the closing price for our common stock on the date of grant.
(5)	Amounts listed in this column represents the estimated fair value of option awards recognized by us under ASC 718, disregarding estimated forfeitures, for the year ended December 31, 2014, rather than amounts realized by the named individuals. See Note 12 to the consolidated financial statements (“Stock-Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 for our valuation assumptions for this expense.
(6)	On December 18, 2014, Mr. Oring was granted incentive stock options to purchase up to 243,902 shares of our common stock pursuant to an incentive stock option agreement and non-qualified stock options to purchase up to 1,756,098 shares of our common stock pursuant to a non-qualified stock option agreement. All of the options were immediately vested. The options expire on December 18, 2019.
(7)	On December 18, 2014, Mr. Ager was granted incentive stock options to purchase up to 243,902 shares of our common stock pursuant to an incentive stock option agreement and non-qualified stock options to purchase up to 756,098 shares of our common stock pursuant to a non-qualified stock option agreement. All of the options were immediately vested. The options expire on December 18, 2019.
(8)	On December 18, 2014, Mr. Williams was granted incentive stock options to purchase up to 243,902 shares of our common stock pursuant to an incentive stock option agreement and non-qualified stock options to purchase up to 256,098 shares of our common stock pursuant to a non-qualified stock option agreement. All of the options were immediately vested. The options expire on December 18, 2019.

Option Exercises and Stock Vested

No shares were acquired by any of our Named Executive Officers during the year ended December 31, 2014 through stock option exercises.

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

The severance amounts are payable in cash, in a lump sum. As of December 31, 2014, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2014.

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

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. McDougal (4)	$10,500	(8)	-	$155,313	-	-	$165,813
Jordan M. Estra (5)	$10,500	(8)	-	$155,313	-	-	$165,813
Michael W. Conboy (6)	-		-	-	-	-	-
John E. Mack(7)	$10,500	(8)	-	$155,313	-	-	$165,813

(1)	No stock awards were granted for the year ended December 31, 2014.

(2)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 12 to the consolidated financial statements (“Stock Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 for our valuation assumptions used to calculate the grant date fair value.

(3)	The following stock option awards were made to the directors in the table in 2014, as computed in accordance with ASC 718: (i) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.26 per share and a grant date value of $0.09 per share (March 31, 2014): (ii) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.24 per share and a grant date value of $0.09 per share (June 30, 2014): (iii) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.22 per share and a grant date value of $0.08 per share (September 30, 2014): (iv) 750,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.41 per share and a grant date value of $0.15 per share (December 18, 2014) (v) 205,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.50 per share and a grant date value of $0.18 per share (December 23, 2014) (vi) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.30 per share and a grant date value of $0.11 per share (December 31, 2014).

(4)	Mr. McDougal held 1,496,804 stock options and no unvested shares as stock awards, at December 31, 2014. We granted 1,027,000 stock options and no shares as stock awards to Mr. McDougal in 2014.

(5)	Mr. Estra held 1,527,518 stock options, and no unvested shares as stock awards, at December 31, 2014. We granted 1,027,000 stock options and no shares as stock awards to Mr. Estra in 2014.

(6)	Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2014. We granted no stock options and no shares as stock awards to Mr. Conboy in 2014.

(7)	Mr. Mack held 1,339,800 stock options, which included 100,000 unvested stock options, at December 31, 2014. We granted 1,027,000 stock options and no shares as stock awards to Mr. Mack in 2014.

(8)

Due to our continuing liquidity needs, Mr. McDougal, Mr. Estra and Mr. Mack each received cash compensation of $9,000 and each voluntarily agreed to relinquish $25,500 of directors’ fees due to them as of December 15, 2014. At December 31, 2015 we had compensation payable of $1,500 each to Mr. McDougal, Mr. Estra and Mr. Mack.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 6, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS

	Carl S. Ager	22,451,060	(2)(9)	14.53%

	Melvin L. Williams	1,868,430	(3)	1.24%

	Robert D. McDougal	1,805,634	(4)	1.20%

	Martin B. Oring	7,978,148	(5)	5.12%

	Jordan M. Estra	1,549,518	(6)	1.03%

	John. E. Mack	1,357,800	(7)	*

	Michael W. Conboy	0	(8)	*

	All officers and directors as a group (7 persons)	37,010,590		22.15%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	19,612,060	(9)	12.89%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	20,657,250	(9)(10)	13.58%

	Luxor Capital Group, LP 1114 Ave of the Americas 29th Floor New York, NY 10036	40,603,332	(11)	24.33%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 148,920,208 shares of common stock outstanding as of April 6, 2015.

(2)	Consists of 500,000 shares of common stock and options to acquire an additional 2,339,000 shares of our common stock (of which 100,000 may vest after 60 days following April 6, 2015) held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our board of directors. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 3,212,060 shares of common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 3,212,060 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 3,212,060 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 562,110 of the 3,212,060 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.

(3)	Consists of 449,430 shares held directly by Melvin L. Williams and in his personal IRA, and 20,000 shares held by Cupit, Milligan, Ogden & Williams PSP and Trust, dated 1/1/97, and options to acquire an additional 1,399,000 shares of our common stock.

(4)	Consists of 238,155 shares held directly by Robert D. McDougal, 52,675 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 1,514,804 shares of our common stock.

(5)	Consists of 305,000 shares held directly by Martin B. Oring (or jointly with his wife), 367,160 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, 516,800 shares held by Wealth Preservation Defined Benefit Plan, options and warrants to acquire an additional 6,096,239 shares of common stock (of which 150,000 may vest after 60 days following April 6, 2015) held by Mr. Oring and his affiliated entities and a convertible note that may be converted into 692,949 shares of common stock.

(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 1,545,518 shares of our common stock held by Mr. Estra and his affiliated entities.

(7)	Consists of options to acquire 1,357,800 shares of our common stock (of which 100,000 may vest after 60 days following April 6, 2015) held by Mr. Mack.

(8)	Mr. Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.

(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 3,212,060 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 3,212,060 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of who is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)	These shares include the 16,400,000 shares and warrants to purchase up to 3,212,060 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 3,212,060 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP and Luxor Spectrum Offshore, Ltd. and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities beneficially own an aggregate of 22,662,897 shares of common stock, warrants to purchase up to an additional 11,273,768 shares of common stock and a convertible note that may be converted into 6,666,667 shares of common stock. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 40,603,332 shares beneficially owned by the Luxor Reporting Entities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following is a description of related party transactions in the two most recent fiscal years ended December 31, 2014.

Transactions with Nanominerals Corp. and Affiliates

General. Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals is one of our principal stockholders. Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals. One of our executive officers and directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals. Messrs. Ager and McNeil each own 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 3,212,060 common stock purchase warrants owned by Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager. Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals. Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our board members and senior executive management who are affiliates of Nanominerals.

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

During the years ended December 31 2012, 2013 and 2014, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project. In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities. For the year ended December 31, 2013, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $59,140 and $4,842, respectively. $37,896 was due to Nanominerals as of December 31, 2013. For the year ended December 31, 2014, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $120,400 and $7,008, respectively. $13,365 was due to Nanominerals as of December 31, 2014.

During the year ended December 31, 2014, Nanominerals paid $100,000 of our expenses and additionally, on December 18, 2014, relinquished $242,428 of amounts due to them. Such amounts were recorded as contributions to capital.

On December 23, 2014, we granted warrants for the purchase of 1,940,000 shares of common stock at $0.50 per share to Nanominerals. The warrants were granted in part to incentivize their continued efforts and support. The warrants expire on December 23, 2019.

On November 11, 2014, we granted warrants for the purchase of 1,000,000 shares of common stock at $0.30 per share to Nanominerals. The warrants were granted for investor relations, are fully vested and expire on November 11, 2019.

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

We have recorded a liability for the $30,000 monthly payment commitment using imputed interest based on our best estimate of our incremental borrowing rate. The effective interest rate used was 8.00%, resulting in an initial present value of $2,501,187 and a debt discount of $1,128,813. The expected term used was ten years, which represents the maximum term the VRIC liability is payable if the Project Funding Date does not occur by the tenth anniversary of the date of the execution of the letter agreement. We paid $2,610,000 to VRIC from February 15, 2007 (the acquisition date) through December 31, 2014, which included $1,591,226 of principal and $1,018,774 of interest. To address liquidity constraints, we deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital. At December 31, 2014, the balance of the principal obligation owing under the letter agreement was $698,144. Actual payments made or relinquished under the letter agreement from January 1, 2013 through December 31, 2014 were as follows:

	Total Payments and Relinquishments	Amount Applied to Interest	Amount Applied to Principal	Balance

At 12/31/12:				$1,272,041

Quarter Ended 3/31/13	90,000	25,009	64,991	1,207,050
Quarter Ended 6/30/13	90,000	23,701	66,299	1,140,751
Quarter Ended 9/30/13	90,000	22,366	67,634	1,073,117
Quarter Ended 12/31/13	90,000	21,004	68,996	1,004,121

2013 Totals	$360,000	$92,080	$267,920	$1,004,121

Quarter Ended 3/31/14	90,000	19,615	70,385	933,736
Quarter Ended 6/30/14	90,000	18,198	71,802	861,934
Quarter Ended 9/30/14	90,000	16,753	73,247	788,687
Quarter Ended 12/31/14	105,000	14,457	90,543	698,144

2014 Totals	$375,000	$69,023	$305,977	$698,144

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

Transactions with Affiliate of our Chief Financial Officer

During the years ended December 31, 2014 and 2013, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit, Milligan of $145,875 and $146,346 for the years ended December 31, 2014 and 2013, respectively. Additionally, in the year ended December 31, 2013, we incurred and capitalized an additional $5,085 of Cupit, Milligan fees. Such fees were capitalized as deferred issuance fees. On December 23, 2014, our Board of Directors approved of entering into an exchange agreement with Cupit, Milligan which provided for issuance of 359,430 shares of our common stock directly to Mr. Williams for the balance due to Cupit Milligan of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. At December 31, 2014 and 2013, we had outstanding balances due to the firm of $8,174 and $8,639, respectively.

These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $42,304 and $66,441 for the years ended December 31, 2014 and 2013, respectively.

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

Total rent expense incurred under this sublease agreement was $29,220 and $11,276 for the years ended December 31, 2014 and 2013, respectively. No amounts were due to Ireland as of December 31, 2014 or 2013.

Transactions with Luxor Capital Group, L.P.

At the second closing of the Offering, we issued 2,997,500 units (the "Units") at a price of $0.20 per Unit. Each Unit consisted of: one share of our common stock and one half of a common stock purchase warrant, where each full warrant entitles the warrant holder to purchase one share of our common stock at an exercise price of $0.30 per share. Such Warrants will expire five years from the date of issuance.

In the first closing of the Offering we issued 5,028,500 Units. Certain of such investors in the first closing were holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013. Of the 5,028,500 Units, 4,395,000 were sold to sixteen investors for gross proceeds of $879,000. In addition, 633,500 units were issued to convertible note holders in consideration of cancellation of an aggregate of $126,700 of interest payments due on the convertible notes as of September 18, 2014.

On September 18, 2014, 633,500 units (the "Units") were issued to thirteen holders (“Note Holders”) in consideration of cancellation of an aggregate of $126,700 owing by us to such Note Holders for interest payments due on the secured convertible promissory notes (“Notes”). Each Unit, priced at $0.20, consists of one share of our common stock and one half of a common stock purchase warrant, where each full warrant entitles the warrant holder to purchase one share of our common stock at an exercise price of $0.30 per share. Such Warrants will expire five years from the date of issuance.

Such Note Holders included Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”), who received $91,000 worth of Units in the first closing in consideration of cancellation of the September 18, 2014 interest payment owed to them on their Notes. Luxor and certain other funds managed by Luxor are principal stockholders of the Company and Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research.

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

The following table shows the fees paid by us or billed or expected to be billed for the audit and other services provided by BDO USA, LLP, our independent auditors for the years ended December 31, 2014 and 2013:

97

	2014	2013

Audit Fees	$124,852	$125,297
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$124,852	$125,297

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

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	First Amendment to the Amended and Restated Bylaws of Searchlight Minerals Corp. (3)
4.1	Specimen Stock Certificate (4)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (5)

10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (6)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (6)
10.3	2007 Stock Option Plan (7)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (8)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (9)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (10)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (11)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (12)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (13)
10.10	Notice of Exercise Option (14)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (15)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (16)
10.13	Special Warranty Deed dated February 15, 2007 (16)
10.14	Bill of Sale dated February 15, 2007 (16)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (16)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (17)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (17)
10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (18), (19)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (18)
10.20	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (20)
10.21	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (21)
10.22	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
10.23	Form of Securities Purchase Agreement, dated June 7, 2012 (23)
10.24	Form of Registration Rights Agreement, dated June 7, 2012 (23)
10.25	Form of Voting Agreement, dated June 7, 2012 (23)
10.26	Form of Secured Convertible Note Purchase Agreement, dated September 18, 2013, by and between Searchlight Minerals Corp. and the investors listed on Schedule I attached thereto (24)
10.27	Form of Secured Convertible Promissory Note of Searchlight Minerals Corp. dated September 18, 2013 (24)
10.28	Form of Registration Rights Agreement, dated September 18, 2013, between Searchlight Minerals Corp. and each of the several purchasers signatory thereto (24)
10.29	Form of Pledge and Security Agreement, dated September 18, 2013, by and among Searchlight Minerals Corp., Clarkdale Minerals, LLC, and Clarkdale Metals Corp. in favor of the Collateral Agent on behalf of the Secured Parties listed on the signature pages thereto (24)
10.30	First Amendment to Voting Agreement and Irrevocable Proxy Coupled with Interest, effective September 18, 2013, by and among Searchlight Minerals Corp. and each of the undersigned stockholders thereto (24)
10.31	Sublease Agreement, dated September 1, 2013, by and between Ireland, Inc. and Searchlight Minerals Corp. (24)
10.32	Effluent lease dated August 25, 2005 between Town of Clarkdale and Clarkdale Minerals, LLC (25)
10.33	Form of Warrant, dated October 24, 2014 (26)
10.34	Letter from Cupit, Milligan, Ogden & Williams, dated as of December 23, 2014 (27)
10.35	Common Stock and Warrant Purchase Agreement, dated March 25, 2015 (28)
10.36	Warrant, dated March 25, 2015 (28)
10.37	Registration Rights Agreement, dated March 18, 2015 (28)
10.38	Form of Registration Rights Agreement, dated March 18, 2015(28)
14.1	Code of Ethics (29)
21.1	List of Wholly Owned Subsidiaries
23.3	Consent BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure
99.1	Audit Committee Charter (29)
99.2	Disclosure Committee Charter (30)
99.3	Related Party Transactions Policy (31)
99.4	Compensation Committee Charter (32)
99.5	Nominating and Corporate Governance Charter (32)
99.6	Corporate Governance Guidelines (32)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(7)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(15)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(21)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 11, 2012.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(25)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2013
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2014
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on December 29, 2014
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on March 30, 2015
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(30)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(31)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(32)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 10, 2015	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and Director
Martin B. Oring	(Principal Executive Officer)	April 10, 2015

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and
Carl S. Ager	Director	April 10, 2015

/s/ MELVIN L. WILLIAMS	Chief Financial Officer
Melvin L. Williams	(Principal Accounting Officer)	April 10, 2015

/s/ MICHAEL W. CONBOY	Director
Michael W. Conboy		April 10, 2015

/s/ ROBERT D. MCDOUGAL	Director
Robert D. McDougal		April 10, 2015

/s/ JOHN E. MACK	Director
John E. Mack		April 10, 2015

/s/ JORDAN M. ESTRA	Director
Jordan M. Estra		April 10, 2015

