Form 10-Q
period 2015-03-31
Searchlight Minerals Corp.
filed 2015-05-15
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes      ☐        No       ☒

As of May 13, 2015, the registrant had 148,920,208 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$1,552,182	$584,976
Prepaid expenses	92,686	75,214
Assets held for sale	-	227,500

Total current assets	1,644,868	887,690

Property and equipment, net	7,361,316	7,717,762
Assets held for sale, non-current portion	-	227,500
Restricted cash	227,345	-
Slag project	121,843,109	121,829,655
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Deferred financing fees	91,407	97,401
Deposits and other assets	14,566	14,566

Total non-current assets	137,150,135	137,499,276

Total assets	$138,795,003	$138,386,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,194,889	$897,951
Accounts payable - related party	162,937	21,539
Convertible notes, net of discount	3,145,094	-
Derivative liability - convertible debt	1,471,212	-
VRIC payable, current portion - related party	398,451	315,552

Total current liabilities	6,372,583	1,235,042

Long-term liabilities
VRIC payable, net of current portion - related party	299,693	382,592
Convertible notes, net of discount	-	3,087,380
Derivative liability - convertible debt	-	1,218,619
Deferred tax liability	26,905,230	27,547,468

Total long-term liabilities	27,204,923	32,236,059

Total liabilities	33,577,506	33,471,101

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 148,920,208 and 144,153,748 shares, respectively, issued and outstanding	148,919	144,153
Additional paid-in capital	161,843,958	160,177,521
Accumulated deficit	(56,775,380)	(55,405,809)

Total stockholders' equity	105,217,497	104,915,865

Total liabilities and stockholders' equity	$138,795,003	$138,386,966

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	481,629	590,692
Mineral exploration and evaluation expenses - related party	75,000	79,376
Administrative - Clarkdale site	32,445	20,036
General and administrative	615,012	590,672
General and administrative - related party	68,064	51,468
Gain on asset dispositions	(2,548)	-
Depreciation	358,383	378,825

Total operating expenses	1,627,985	1,711,069

Loss from operations	(1,627,985)	(1,711,069)

Other income (expense)
Rental revenue	5,100	7,380
Change in fair value of derivative liabilities	(252,593)	198,497
Interest expense	(136,372)	(129,997)
Interest and dividend income	41	503

Total other income (expense)	(383,824)	76,383

Loss before income taxes	(2,011,809)	(1,634,686)

Income tax benefit	642,238	723,387

Net loss	$(1,369,571)	$(911,299)

Comprehensive loss	$(1,369,571)	$(911,299)

Loss per common share - basic and diluted

Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding -

Basic	144,606,126	135,768,318

Diluted	144,606,126	135,768,318

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,369,571)	$(911,299)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	358,383	378,825
Stock based compensation	42,088	33,025
Amortization of prepaid expense	74,480	87,888
Amortization of debt financing fees and debt discount	63,708	59,066
Deferred income taxes	(642,238)	(723,387)
Change in fair value of derivative liabilities	252,593	(198,497)
Gain on asset dispositions	(2,548)	-
Changes in operating assets and liabilities:
Restricted cash	(227,345)	-
Prepaid expenses	(91,952)	(59,174)
Accounts payable and accrued liabilities	553,997	98,953

Net cash used in operating activities	(988,405)	(1,234,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment disposition, net	457,548	-
Purchase of property and equipment	(1,937)	(24,763)

Net cash provided by (used in) investing activities	455,611	(24,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,500,000	-
Payments on VRIC payable - related party	-	(90,000)

Net cash provided by (used in) financing activities	1,500,000	(90,000)

NET CHANGE IN CASH	967,206	(1,349,363)

CASH AT BEGINNING OF PERIOD	584,976	2,065,824

CASH AT END OF PERIOD	$1,552,182	$716,461

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$14,773	$140,930

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued interest	$129,115	$-

See Accompanying Notes to these Condensed Consolidated Financial Statements

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

As of March 31, 2015, the Company had cumulative net losses of $56,775,380 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the three month period ended March 31, 2015, the Company incurred a net loss of $1,369,571, had negative cash flows from operating activities of $988,405 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $4,727,715 at March 31, 2015.

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

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 13, 2015.

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

Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 15 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

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

The Company’s financial instruments consist of the VRIC payable (described in Note 9), derivative liabilities and convertible notes (described in Note 7). The VRIC payable and the convertible notes are classified within Level 2 of the fair value hierarchy. The fair value of the VRIC payable approximates carrying value as the imputed interest rate is considered to approximate a market interest rate. The fair value of the convertible notes approximates carrying value as the interest rate is considered to approximate a market interest rate.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three months ended March 31, 2015 and 2014, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At March 31, 2015 and 2014, 65,420,053 and 36,798,697 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RESTRICTED CASH

At March 31, 2015, restricted cash amounted to $227,345 and consisted of funds designated for debt collateral.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,607)	$648	$38,255	$(37,476)	$779
Lab equipment	249,061	(248,320)	741	249,061	(247,356)	1,705
Computers and equipment	68,558	(56,020)	12,538	68,558	(54,025)	14,533
Vehicles	47,675	(45,633)	2,042	47,675	(45,458)	2,217
Slag conveyance equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,029,612)	2,600,451	6,630,063	(3,863,860)	2,766,203
Grinding circuit	913,679	(14,167)	899,512	913,679	(11,667)	902,012
Extraction circuit	938,352	(321,915)	616,437	938,352	(274,997)	663,355
Leaching and filtration	1,300,618	(1,105,525)	195,093	1,300,618	(1,040,494)	260,124
Fero-silicate storage	4,326	(1,839)	2,487	4,326	(1,731)	2,595
Electrowinning building	1,492,853	(634,463)	858,390	1,492,853	(597,141)	895,712
Site improvements	1,677,843	(622,389)	1,055,454	1,675,906	(591,259)	1,084,647
Site equipment	360,454	(344,945)	15,509	360,454	(338,588)	21,866
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,124,667	$(7,763,351)	$7,361,316	$15,122,730	$(7,404,968)	$7,717,762

Depreciation expense was $358,383 and $378,825 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 18. The lease agreement commenced September 1, 2013 and is for a two year period. Total rent expense was $5,001 and $8,457 for the three months ended March 31, 2015 and 2014, respectively.

On March 9, 2015, the Company completed the sale of three parcels of land for net proceeds of $457,548 with half of the net proceeds designated for operating purposes and the remaining half designated for debt and is recorded as restricted cash on the consolidated balance sheet.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of March 31, 2015 and December 31, 2014, the cumulative interest cost capitalized and included in the Slag Project was $1,076,232 and $1,062,778, respectively.

The following table sets forth the change in the Slag Project for the three month period ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Slag Pile, beginning balance	$121,829,655	$121,759,811
Capitalized interest costs	13,454	69,844
Slag Pile, ending balance	$121,843,109	$121,829,655

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014

Trade accounts payable	$969,429	$728,021
Accrued compensation and related taxes	201,593	88,293
Accrued interest	23,867	81,637
	$1,194,889	$897,951

Accounts payable – related party are discussed in Note 18.

6.	DERIVATIVE WARRANT LIABILITY

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

On November 1, 2012, October 25, 2013 and November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended for one year at each extension. The current expiration date is November 12, 2015. In all other respects, the terms and conditions of the warrants remained the same.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	DERIVATIVE WARRANT LIABILITY (continued)

With respect to the extensions, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

	November 11, 2014	October 25, 2013	November 1, 2012

Risk-free interest rate	0.14%	0.11%	0.19%
Expected volatility	142.72%	114.79%	94.94%
Expected life (years)	1.0	1.0	1.0

As of March 31, 2015, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.36 per share, and (ii) the number of warrants was increased by 2,167,325 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $1.39 per share. During the three month period ended March 31, 2015, the warrants increased by 354,891 as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 8,508,588 and 8,153,697 as of March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the changes in the fair value of derivative liability for the three month period ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Beginning balance	$-	$(81,574)
Adjustment to warrants	-	-
Change in fair value	-	81,574
Ending balance	$-	$-

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the three month period ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Dividend yield	-	-
Expected volatility	63.85%	29.38% - 153.76%
Risk-free interest rate	0.11% - 0.14%	0.02% - 0.26%
Expected life (years)	0.60	0.10 – 1.0

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

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) to certain investors resulting in gross proceeds of $4,000,000. At the issuance date, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes is five years, but as of March 31, 2015, the Notes can be called within one year. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries. At March 31, 2015, the first priority lien included $227,345 of restricted cash specifically dedicated to debt collateral.

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

At March 31, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

On the issuance date, the fair value of the compound derivative amounted to $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity.

The carrying value of the convertible debt, net of discount was comprised of the following:

	March 31, 2015	December 31, 2014

Convertible notes at face value	$4,069,000	$4,000,000
Issuance of additional notes	-	69,000
Unamortized discount	(923,906)	(981,620)
Convertible notes, net of discount	$3,145,094	$3,087,380

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and recorded as deferred financing fees and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following components and amounts for the three months ended:

	March 31, 2015	March 31, 2014

Interest rate at 7%	$71,191	$70,000
Amortization of debt discount	57,714	53,510
Amortization of deferred financing fees	5,994	5,557
Interest expense - convertible notes	$134,899	$129,067

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 7, the Company has issued $4,069,000 of convertible notes. The Notes are convertible at any time into shares of common stock at $0.39 per share.

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the three months ended March 31, 2015 and 2014 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	March 31, 2015	March 31, 2014

Expected volatility	105.61%	96.46%
Risk-free interest rate	1.13%	1.73%
Expected life (years)	2.0	3.0

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

The following table sets forth the changes in the fair value of the derivative liability for the three month period ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014

Beginning balance	$1,218,619	$755,709
Issuance of convertible debt	-	9,519
Change in fair value	252,593	453,391
Ending balance	$1,471,212	$1,218,619

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $13,454 and $19,615 for the three months periods ended March 31, 2015 and 2014, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending March 31:

2016	$450,000
2017	311,195
Thereafter	-

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	398,451

VRIC payable, net of current portion	$299,693

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 15.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 23, 2015, the Company’s Board of Directors approved a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units will be issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The financing was completed on March 25, 2015.

b)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

During the three month period ended March 31, 2014 the Company did not issue any common stock or enter into any financing agreements.

The following summarizes the exercise price per share and expiration date of our outstanding warrants issued to investors to purchase common stock at March 31, 2015:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date

7,750,000	$0.375	June 2015
3,184,818	1.36	November 2015
5,323,768	1.39	November 2015
7,042,387	1.85	November 2015
1,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,500	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020

37,544,975

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2015, the Company had 5,533,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2015, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2015, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share and had 3,812,500 options remaining available for issuance. As of March 31, 2015, 3,397,500 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2015, the Company had granted 2,076,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.72 per share and had 673,123 options remaining available for issuance. As of March 31, 2015, 2,065,627 of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2015, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share and had 1,047,953 options remaining available for issuance. As of March 31, 2015, 2,763,618 of the options granted were outstanding.

As of March 31, 2015, the Company had granted 9,215,000 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.47 per share. As of March 31, 2015, 9,215,000 of the options and warrants granted were outstanding.

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

Valuation of awards – At March 31, 2015, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the three month periods ended:

	March 31, 2015	March 31, 2014

Risk-free interest rate	0.24% - 1.37%	0.39% - 1.73%
Dividend yield	-	-
Expected volatility	91.23% - 105.19%	98.65% - 105.87%
Expected life (years)	1.00 - 4.25	2.00 - 4.25

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity – During the three months ended March 31, 2015, the Company granted stock-based awards as follows:

a)	On March 31, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.33 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 23, 2015, the Company’s Board of Directors unilaterally determined to amend 659,890 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2010 and have a weighted average exercise price of $0.83 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional expense of $31,544.

During the three month period ended March 31, 2014, the Company granted stock-based awards as follows:

a)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $42,088 and $33,025 for the three months ended March 31, 2015 and 2014, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	17,387,745	$0.24	$0.55	4.53
Options/warrants granted	54,000	0.12	0.33	5.00
Options/warrants expired	-	-	-	-
Options/warrants exercised	-	-	-	-

Outstanding, March 31, 2015	17,441,745	$0.25	$0.55	4.32	$52,578

Exercisable, March 31, 2015	17,091,745	$0.23	$0.53	4.27	$52,578

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended March 31, 2015 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three month period ended March 31, 2015:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2014	350,000	$0.93
Options/warrants granted	-	-
Options/warrants vested	-	-

Unvested, March 31, 2015	350,000	$0.93

For the three month period ended March 31, 2014, the total grant date fair value of shares vested was $74,731. No shares vested during the three month period ended March 31, 2015. As of March 31, 2015, there was $10,966 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.75 years as of March 31, 2015. Included in the total of unvested stock options at March 31, 2015, was 250,000 performance-based stock options. At March 31, 2015, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.75 years as of March 31, 2015.

SEARCHLIGHT MINERALS CORP.

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

The Company has agreed to waive the 15% limitation currently in the Rights Agreements with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 26% of the Company’s common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following lease and rental agreements as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Deferred income tax assets:

Net operating loss carryforward	$18,944,766	$18,520,488
Option compensation	1,467,477	1,451,484
Property, plant & equipment	1,330,212	1,264,961

Gross deferred income tax assets	21,742,455	21,236,933
Less: valuation allowance	(422,759)	(480,288)

Net deferred income tax assets	21,319,696	20,756,645

Deferred income tax liabilities:

Acquisition related liabilities	(48,224,926)	(48,304,113)

Net deferred income tax liability	$(26,905,230)	$(27,547,468)

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

A reconciliation of the deferred income tax benefit for the three month periods ended March 31, 2015 and 2014 at US federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components:

	March 31, 2015	March 31, 2014

Deferred tax benefit at statutory rates	$704,133	$572,140
State deferred tax benefit, net of federal benefit	60,354	49,041
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	57,529	100,186
Change in state NOL’s	(59,531)	(47,874)
Gain (loss) on the change in fair value of derivative liabilities	(95,985)	75,429
Other permanent differences	(24,262)	(25,535)

Deferred income tax benefit	$642,238	$723,387

The Company had cumulative net operating losses of $51,500,746 as of March 31, 2015 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2035.

State income tax allocation - The Company had cumulative net operating losses of $22,906,432 as of March 31, 2015 for state income tax purposes. The Company has placed a valuation allowance against state net operating loss carryforwards expected to expire unused. The remaining net operating loss carryforwards expire at various dates through 2035.

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

15.	COMMITMENTS AND CONTINGENCIES

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At March 31, 2015, the total potential liability for severance agreements was $112,500.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES (continued)

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

Total advance royalty fees were $45,000 and $45,000 for the three month periods ended March 31, 2015 and 2014, respectively. Advanced royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2015, the Company had $1,242,163 of deposits in excess of FDIC insured limits.

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

The following table provides details of transactions between the Company and NMC for the three months ended:

	March 31, 2015	March 31, 2014

Reimbursement of expenses	$-	$4,376
Consulting services provided	30,000	30,000
Advance royalty payments	45,000	45,000

Mineral and exploration expense – related party	$75,000	$79,376

The Company had outstanding balances due to NMC of $88,365 and $13,365 at March 31, 2015 and December 31, 2014, respectively.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	RELATED PARTY TRANSACTIONS (continued)

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes CMOW to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three month periods ended:

	March 31, 2015	March 31, 2014

Accounting support services	$63,064	$43,011
Direct benefit to CFO	$18,289	$16,774

The Company had an outstanding balance due to CMOW of $71,238 and $8,174 as of March 31, 2015 and December 31, 2014, respectively.

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

Total rent expense incurred under this sublease agreement was $5,001 and $8,457 for the three month periods ended March 31, 2015 and 2014, respectively. At March 31, 2015, the Company had an outstanding balance due to Ireland of $3,334. No amounts were due to Ireland as of December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three month period ended March 31, 2015 and changes in our financial condition from our year ended December 31, 2014. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Property and Equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 15 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operating expenses.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended March 31,
	2015	2014	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,627,985)	(1,711,069)	(4.9)%
Other income (expense)	(383,824)	76,383	(602.5)%
Income tax benefit	642,238	723,387	(11.2)%
Net loss	$(1,369,571)	$(911,299)	50.3%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the three months ended March 31, 2015. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2015	2014	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$481,629	$590,692	(18.5)%
Mineral exploration and evaluation expenses – related party	75,000	79,376	(5.5)%
Administrative – Clarkdale site	32,445	20,036	61.9%
General and administrative	615,012	590,672	4.1%
General and administrative – related party	68,064	51,468	32.2%
Gain on asset disposition	(2,548)	-	(100.0)%
Depreciation	358,383	378,825	(5.4)%
Total operating expenses	$1,627,985	$1,711,069	(4.9)%

Three month period ended March 31, 2015 and 2014. Operating expenses decreased to $1,627,985 during the three month period ended March 31, 2015 from $1,711,069 during the three month period ended March 31, 2014 as further discussed below.

Mineral exploration and evaluation expenses decreased to $481,629 during the three month period ended March 31, 2015 from $590,692 during the three month period ended March 31, 2014. The decrease is attributed to a reduction in staff that occurred at the latter part of the quarter ended March 31, 2014 resulting in reduced salary and benefit costs in 2015.

Mineral exploration and evaluation expenses – related party decreased to $75,000 during the three month period ended March 31, 2015 from $79,376 during the three month period ended March 31, 2014. The decrease is due to a decrease in expenditures associated with metallurgical consulting services in 2015. These expenses include fees paid to Nanominerals Corp. (“NMC”) for technical assistance and financing related activities. Once of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses increased to $615,012 during the three month period ended March 31, 2015 from $590,672 during the three month period ended March 31, 2014. The increase was primarily due to an increase in stock based compensation expense.

General and administrative expenses – related party increased to $68,064 during the three month period ended March 31, 2015 from $51,468 during the three month period ended March 31, 2014. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. (“Ireland”) for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party increased to $63,064 during the three months ended March 31, 2015 from $43,011 for the three months ended March 31, 2014. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $18,289 and $16,774 of the above fees for the three months ended March 31, 2015 and 2014, respectively. The increase in fees resulted from an increase in the volume and complexity of equity transactions in the fourth quarter of 2014.

Rent expense – related party decreased to $5,001 from $8,457 for the three months periods ended March 31, 2015 and 2014, respectively. The decrease is due to a reduction in the monthly rent paid under the terms of the lease agreement.

Depreciation expense decreased to $358,383 during the three month period ended March 31, 2015 from $378,825 during the three month period ended March 31, 2014. The decrease was due to the slag conveyance equipment becoming fully depreciated in the fourth quarter of 2014.

Other Income and Expenses Total other income (expense) amounted to expense of $383,824 during the three month period ended March 31, 2015, as compared to income of $76,383 during the three month period ended March 31, 2014. The decrease was due the change in the fair value of our derivative liabilities, resulting in a loss of $252,593 for the three month period ending March 31, 2015.

Income Tax Benefit Income tax benefit decreased to $642,238 for the three month period ended March 31, 2015 from $723,387 during the three month period ended March 31, 2014. The decrease in benefit was due to a reduction in operating expenses and a reduction in valuation allowance related to state net operating losses.

Net Loss The aforementioned factors resulted in a net loss of $1,369,571, or $0.01 per common share, for the three month period ended March 31, 2015, as compared to a net loss of $911,299, or $0.01 per common share, for the three month period ended March 31, 2014.

As of March 31, 2015, we had cumulative net operating loss carryforwards of $51,500,746 for federal income taxes. The federal net operating loss carryforwards expire between 2025 and 2035.

We had cumulative state net operating losses of approximately $22,906,432 as of March 31, 2015 for state income tax purposes. The state net operating loss carryforwards expire between 2015 and 2035.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the three month period ended March 31, 2015, we completed the following offerings:

Purchase of Additional Securities

On March 18, 2015, 13 note holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013, elected to purchase shares of our common stock in consideration of cancellation of amounts owed by the Company to such Note Holders for their March 18, 2015 interest on such Notes (the “March Interest Payment”), at a rate of $0.25 per share. In the aggregate, $129,115 of the $142,415 of interest owed was cancelled in exchange for 516,460 shares of the Company’s common stock. Such Note Holders included Luxor, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain of Mr. Oring’s affiliates.

In connection with the issuance of such shares, we entered a registration rights agreement (the “March Registration Rights Agreement”), dated March 18, 2015, with the Note Holders.

Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the SEC within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the shares of common stock issued to Note Holders in exchange for the cancellation of the March Interest Payment.

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The Note Holders will also be granted piggyback registration rights with respect to such shares.

Completion of Private Placement

On March 25, 2015, we completed a private placement (the “Offering”) of our securities to Luxor Capital Partners, LP (“Luxor”). Luxor and certain of its affiliates (the “Luxor Group”) are principal stockholders of the Company. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

In the Offering, we sold Four Million Two Hundred and Fifty Thousand (4,250,000) “Units” of the Company’s securities at a purchase price of $0.3529 per Unit, resulting in aggregate gross proceeds to us of $1,500,000. We intend to use the net proceeds from the Offering for general working capital purposes.

Each Unit consists of one (1) share (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”); and one common stock purchase warrant. Each warrant will entitle the warrant holder to purchase one (1) share of the Company’s Common Stock, at an exercise price (the “Warrant Exercise Price”) of $0.50 per share (the “Warrants,” and as exercised, collectively, the “Warrant Shares”). Such Warrants will expire five years from the date of issuance.

In connection with the Offering, we entered into a common stock and warrant purchase agreement (the “Purchase Agreement”), and a registration rights agreement (the “Registration Rights Agreement”), each dated March 25, 2015, with Luxor.

The Purchase Agreement contains representations and warranties of the Company and Luxor that are customary for transactions of the type contemplated in connection with the Offering.

Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”) within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the Shares of common stock issued to Luxor in the Offering, as well as any Warrant Shares (assuming that on the date of determination the Warrants are exercised in full).

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. Luxor will also be granted piggyback registration rights with respect to such shares.

In connection with the Offering, our board of directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”). Our Board of Directors has previously waived the 15% limitations currently in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, we have agreed further waive the existing limitations to allow Luxor to become the beneficial owners of up to 26% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor is the beneficial owner of approximately 24.43% of our common stock (including giving effect to any warrants or other rights to purchase share of our common stock). The foregoing descriptions of the terms, conditions and restrictions of the Rights Plan, do not purport and are not intended to be complete and are qualified in their entirety by the complete text of the Rights Plan, which is filed as Exhibit 4.1 of the Company’s registration statement on Form 8-A filed on August 25, 2009, and as amended on Form 8-A12G/A on September 24, 2009. A summary of the Rights Plan is set forth in such registration statement.

During the year ended December 31, 2014, we completed the following private placement offering:

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

In the Second Closing, we sold 2,997,500 “Units,” with each Unit consisting of: one share of the our common stock, $0.001 par value per share (each, a “Share”); and one half of a common stock purchase warrant, where each full warrant (each, a “Warrant”) will entitle the warrant holder to purchase one Share of our common stock at an exercise price of $0.30 per Share. Such Warrants will expire five years from the date of issuance. Such Units were sold to 11 investors for gross proceeds of $599,500. The price of each Unit was $0.20

In the First Closing, we sold 5,028,500 “Units,” with each Unit consisting of: one share of the Company’s common stock, $0.001 par value per share; and one half of a common stock purchase warrant, where each full warrant (each, a “Warrant”) will entitle the warrant holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such Warrants will expire five years from the date of issuance. The price of each Unit (including the value used to determine the cancellation of debt) was $0.20.

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

Working Capital Deficit

The following is a summary of our working capital deficit at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	Percent Increase/(Decrease)
Current Assets	$1,644,868	$887,690	85.3%
Current Liabilities	(6,372,583)	(1,235,042)	415.9%
Working Capital Deficit	$(4,727,715)	$(347,352)	(1,261.0)%

The increase in our working capital deficit was primarily attributable to reclassification of $3,145,094 of convertible notes and the related derivative liability of $1,471,212 to current liabilities in the first quarter of 2015 as the convertible notes can be called within one year of the balance sheet date. Unrestricted cash was $1,552,182 as of March 31, 2015, as compared to $584,976 as of December 31, 2014.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2015	2014	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(988,405)	$(1,234,600)	(19.9)%
Cash Flows Provided by (Used in) Investing Activities	455,611	(24,763)	1,939.9%
Cash Flows Provided by (Used in) Financing Activities	1,500,000	(90,000)	1,766.7%
Net Change in Cash During Period	$967,206	$(1,349,363)	171.7%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $988,405 during the three month period ended March 31, 2015 from $1,234,600 during the three month period ended March 31, 2014. The decrease was due to the continued deferral of certain payments resulting in an increase in accounts payable.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $455,611 during the three month period ended March 31, 2015, as compared to net cash used in investing activities of $24,763 during the three month period ended March 31, 2014. The increase was due to proceeds received from the sale of land in the first quarter of 2015.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1,500,000 during the three month period ended March 31, 2015, as compared to net cash used in financing activities of $90,000 during the three month period ended March 31, 2014. The increase was due to proceeds received from the private placement offering on March 25, 2015 and to continued deferral of payments on certain long term debt in 2015.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of March 31, 2015, we had an accumulated deficit of $56,775,380. As of March 31, 2015, we had a working capital deficit of $4,727,715, compared to a working capital deficit of $347,352 as of December 31, 2014. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of April 30, 2015, we had operating cash reserves in the amount of approximately $1,226,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of March 31, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

A decision on allocating additional funds for the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed. The Clarkdale Slag Project work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once the feasibility study is analyzed and we may require the necessary funding to fulfill this anticipated work program.

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

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $1,552,182 at March 31, 2015 and $584,976 at December 31, 2014. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended March 31, 2015 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: May 14, 2015	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer (Principal Accounting Officer)

