Form 10-Q
period 2015-06-30
Searchlight Minerals Corp.
filed 2015-08-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of August 13, 2015, the registrant had 153,978,637 outstanding shares of common stock.

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$2,185,134	$584,976
Prepaid expenses	89,098	75,214
Assets held for sale	-	227,500

Total current assets	2,274,232	887,690

Property and equipment, net	7,007,211	7,717,762
Assets held for sale, non-current portion	-	227,500
Restricted cash	227,345	-
Slag project	121,855,023	121,829,655
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Deferred financing fees	85,299	97,401
Reclamation bond and deposits, net	14,566	14,566

Total non-current assets	136,801,836	137,499,276

Total assets	$139,076,068	$138,386,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$907,411	$897,951
Accounts payable - related party	237,504	21,539
VRIC payable, current portion - related party	483,018	315,552
Convertible debt, net of discount	3,203,911	-
Derivative liability - convertible debt	690,302	-

Total current liabilities	5,522,146	1,235,042

Long-term liabilities
VRIC payable, net of current portion - related party	215,126	382,592
Convertible debt, net of discount	-	3,087,380
Derivative liability - convertible debt	-	1,218,619
Deferred tax liability	26,429,783	27,547,468

Total long-term liabilities	26,644,909	32,236,059

Total liabilities	32,167,055	33,471,101

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 151,763,208 and 144,153,748 shares,
respectively, issued and outstanding	151,763	144,153
Common stock subscribed	700,400	-
Additional paid-in capital	162,873,967	160,177,521
Accumulated deficit	(56,817,117)	(55,405,809)

Total stockholders' equity	106,909,013	104,915,865

Total liabilities and stockholders' equity	$139,076,068	$138,386,966

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	614,312	495,072	1,095,814	1,085,766
Mineral exploration and evaluation
expenses - related party	45,360	76,184	120,360	155,560
Administrative - Clarkdale site	31,252	29,796	63,822	49,832
General and administrative	81,112	567,629	696,123	1,158,300
General and administrative - related party	37,542	37,249	105,607	88,717
Loss (gain) on asset dispositions	-	45,115	(2,548)	45,115
Depreciation	356,955	379,169	715,337	757,993

Total operating expenses	1,166,533	1,630,214	2,794,515	3,341,283

Loss from operations	(1,166,533)	(1,630,214)	(2,794,515)	(3,341,283)

Other income (expense)
Rental revenue	5,100	8,290	10,200	15,670
Change in fair value of derivative liabilities	780,910	5,298	528,317	203,795
Interest expense	(137,283)	(129,698)	(273,655)	(259,695)
Interest and dividend income	620	13	660	516

Total other income (expense)	649,347	(116,097)	265,522	(39,714)

Loss before income taxes	(517,186)	(1,746,311)	(2,528,993)	(3,380,997)

Income tax benefit	475,447	582,910	1,117,685	1,306,297

Net loss	$(41,739)	$(1,163,401)	$(1,411,308)	$(2,074,700)

Comprehensive loss	$(41,739)	$(1,163,401)	$(1,411,308)	$(2,074,700)

Loss per common share - basic and diluted

Net loss	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding -

Basic	150,169,878	135,768,318	147,403,371	135,768,318

Diluted	150,169,878	135,768,318	147,403,371	135,768,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,411,308)	$(2,074,700)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	715,337	757,993
Stock based compensation	51,007	51,647
Stock based expenses	41,588
Amortization of prepaid expense	166,626	211,480
Amortization of debt financing fees and debt discount	128,633	118,858
Deferred income taxes	(1,117,685)	(1,306,297)
Change in fair value of derivative liabilities	(528,317)	(203,795)
Accounts payable settlement	(378,136)	-
(Gain) loss on asset disposition	(2,548)	45,115
Changes in operating assets and liabilities:
Restricted cash	(227,345)	-
Prepaid expenses	(180,510)	(160,527)
Reclamation bond and deposits	-	350
Accounts payable and accrued liabilities	707,308	715,731

Net cash used in operating activities	(2,035,350)	(1,844,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions, net	457,548	-
Purchase of property and equipment	(4,786)	(64,206)

Net cash provided by (used in) investing activities	452,762	(64,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	3,195,450	-
Stock issuance costs	(12,704)	-
Payments on VRIC payable - related party	-	(120,000)

Net cash provided by (used in) financing activities	3,182,746	(120,000)

NET CHANGE IN CASH	1,600,158	(2,028,351)

CASH AT BEGINNING OF PERIOD	584,976	2,065,824

CASH AT END OF PERIOD	$2,185,134	$37,473

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION

Interest paid, net of capitalized amounts	$15,926	$71,304

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued interest	$129,115	$-

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

As of June 30, 2015, the Company had cumulative net losses of $56,817,117 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the six month period ended June 30, 2015, the Company incurred a net loss of $1,411,308, had negative cash flows from operating activities of $2,035,350 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $3,247,914 at June 30, 2015.

To address liquidity constraints, the Company will seek additional sources of capital through the issuance of equity or debt financing. Additionally, the Company has reduced expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment of outsourced consulting fees where available, current and future board fees, officer salaries, monthly professional fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the Company’s business significantly. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the six months ended June 30, 2015 and 2014, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. At June 30, 2015 and 2014, 63,779,506 and 36,845,320 stock options, warrants and common shares issuable upon the conversion of notes were outstanding, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

Income taxes - For interim reporting periods, the Company uses the annualized effective tax rate (“AETR”) method to calculate its income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit for the year-to-date period. The income tax benefit for a quarter represents the difference between the year-to-date income tax benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual operating results and AETR.

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	RESTRICTED CASH

At June 30, 2015, restricted cash amounted to $227,345 and consisted of funds designated for debt collateral.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,737)	$518	$38,255	$(37,476)	$779
Lab equipment	249,061	(248,759)	302	249,061	(247,356)	1,705
Computers and
equipment	71,407	(58,143)	13,264	68,558	(54,025)	14,533
Vehicles	47,675	(45,808)	1,867	47,675	(45,458)	2,217
Slag conveyance
equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,195,364)	2,434,699	6,630,063	(3,863,860)	2,766,203
Grinding circuit	913,679	(16,667)	897,012	913,679	(11,667)	902,012
Extraction circuit	938,352	(368,834)	569,518	938,352	(274,997)	663,355
Leaching and filtration	1,300,618	(1,170,556)	130,062	1,300,618	(1,040,494)	260,124
Fero-silicate storage	4,326	(1,947)	2,379	4,326	(1,731)	2,595
Electrowinning building	1,492,853	(671,784)	821,069	1,492,853	(597,141)	895,712
Site improvements	1,677,844	(653,518)	1,024,326	1,675,906	(591,259)	1,084,647
Site equipment	360,454	(350,273)	10,181	360,454	(338,588)	21,866
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(8,120,306)	$7,007,211	$15,122,730	$(7,404,968)	$7,717,762

Depreciation expense was $356,955 and $379,169 for the three months ended June 30, 2015 and 2014, respectively and $715,337 and $757,993 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

The Company leases corporate office space under a sublease agreement from a related party as further discussed in Note 19. The lease agreement commenced September 1, 2013 and is for a two year period. Total rent expense was $5,001 and $8,457 for the three months ended June 30, 2015 and 2014 respectively and $10,002 and $16,914 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of June 30, 2015 and December 31, 2014, the cumulative interest cost capitalized and included in the Slag Project was $1,088,146 and $1,062,778, respectively.

The following table sets forth the change in the Slag Project for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Slag Pile, beginning balance	$121,829,655	$121,759,811
Capitalized interest costs	25,368	69,844
Slag Pile, ending balance	$121,855,023	$121,829,655

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Trade accounts payable	$552,411	$728,021
Accrued compensation and related taxes	248,016	88,293
Accrued interest	106,984	81,637
	$907,411	$897,951

Accounts payable – related party are discussed in Note 19.

6.	DERIVATIVE WARRANT LIABILITY

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

As of June 30, 2015, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.33 per share, and (ii) the number of warrants was increased by 2,396,921 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $1.35 per share. During the six month period ended June 30, 2015, the warrants increased by 584,487 as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 8,738,184 and 8,153,697 as of June 30, 2015 and December 31, 2014, respectively.

The following table sets forth the changes in the fair value of derivative liability for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Beginning balance	$-	$(81,574)
Adjustment to warrants	-	-
Change in fair value	-	81,574
Ending balance	$-	$-

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Dividend yield	-	-
Expected volatility	57.42% - 65.70%	29.38% - 153.76%
Risk-free interest rate	0.07% - 0.14%	0.02% - 0.26%
Expected life (years)	0.40 - 0.60	0.10 – 1.0

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

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) to certain investors resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes is five years, but as of June 30, 2015, the Notes can be called within one year. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries. At June 30, 2015, the first priority lien included $227,345 of restricted cash specifically dedicated to debt collateral.

The Company has agreed not to incur any additional secured indebtedness or any other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes will become due and payable at 120% of the principal balance. The holders of the Notes had the right to purchase, pro rata, up to $600,000 of additional separate notes by the first anniversary of the issuance date on the same general terms and conditions as the original Notes. On September 10, 2014, $69,000 of additional notes were issued.

At June 30, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

At issuance, the fair value of the compound derivative was $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity. The carrying value of the convertible debt, net of discount was comprised of the following:

	June 30, 2015	December 31, 2014

Convertible notes at face value	$4,069,000	$4,000,000
Issuance of additional notes	-	69,000
Unamortized discount	(865,089)	(981,620)
Convertible notes, net of discount	$3,203,911	$3,087,380

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following for the six month periods ended:

	June 30, 2015	June 30, 2014

Interest rate at 7%	$142,395	$139,533
Amortization of debt discount	116,531	107,676
Amortization of deferred financing fees	12,102	11,182
Total interest expense on convertible notes	$271,028	$258,391

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the six months ended June 30, 2015 and 2014 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	June 30, 2015	June 30, 2014

Expected volatility	101.46 - 105.61%	96.46 – 107.84%
Risk-free interest rate	1.01 - 1.13%	1.25 – 1.73%
Expected life (years)	2.0	2.5 - 3.0

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

The following table sets forth the changes in the fair value of the derivative liability for the six month period ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014

Beginning balance	$1,218,619	$755,709
Issuance of convertible debt	-	9,519
Change in fair value	(528,317)	453,391
Ending balance	$690,302	$1,218,619

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $11,914 and $6,225 for the three months periods ended June 30, 2015 and 2014, respectively and $25,369 and $25,840 for the six months periods ended June 30, 2015 and 2014, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending June 30:

2016	$540,000
2017	221,195
Thereafter	-

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	483,018

VRIC payable, net of current portion	$215,126

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

During the six month period ended June 30, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	As of June 30, 2015, the Company had received $700,400 of subscriptions for a private placement offering. The Company offered up to 5,714,285 units of the Company’s securities at a purchase price of $0.35 per unit. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The offering was completed on July 30, 2015 for total gross proceeds of $775,400.

b)	On May 21, 2015, the Company completed a private placement offering for gross proceeds of $995,050. A total of 2,843,000 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

c)	On March 23, 2015, the Company’s Board of Directors approved a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units will be issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The financing was completed on March 25, 2015.

d)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

During the six month period ended June 30, 2014 the Company did not issue any common stock.

The following summarizes the exercise price per share and expiration date of our outstanding warrants issued to investors and vendors to purchase common stock at June 30, 2015:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date

3,256,670	$1.33	November 2015
5,481,512	1.35	November 2015
7,042,387	1.85	November 2015
1,000,000	0.375	June 2016
3,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,496	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020
2,843,000	0.50	May 2020

35,867,567

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At June 30, 2015, the Company had 5,479,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At June 30, 2015, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of June 30, 2015, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share and had 3,812,500 options remaining available for issuance. As of June 30, 2015, 3,397,500 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of June 30, 2015, the Company had granted 2,130,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.71 per share and had 619,123 options remaining available for issuance. As of June 30, 2015, 2,102,484 of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of June 30, 2015, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share and had 1,047,953 options remaining available for issuance. As of June 30, 2015, 2,763,618 of the options granted were outstanding.

As of June 30, 2015, the Company had granted 9,215,000 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.47 per share. As of June 30, 2015, 9,215,000 of the options and warrants granted were outstanding.

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

Valuation of awards – At June 30, 2015, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the six month periods ended:

	June 30, 2015	June 30, 2014

Risk-free interest rate	0.24% - 1.75%	0.39% - 1.73%
Dividend yield	-	-
Expected volatility	91.23% - 105.83%	98.65% - 105.87%
Expected life (years)	1.00 - 4.25	2.00 - 4.25

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity – During the six months ended June 30, 2015, the Company granted stock-based awards as follows:

a)	On June 30, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.25 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.33 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On March 23, 2015, the Company’s Board of Directors unilaterally determined to amend 659,890 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2010 and have a weighted average exercise price of $0.83 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional expense of $31,544.

During the six month period ended June 30, 2014, the Company granted stock-based awards as follows:

a)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $8,919 and $18,622 for the three months ended June 30, 2015 and 2014, respectively and $51,007 and $51,647 for the six month period ended June 30, 2015 and 2014, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	17,387,745	$0.24	$0.55	4.53
Options/warrants granted	108,000	0.11	0.29	4.88
Options/warrants expired	(17,143)	0.25	0.70	-
Options/warrants exercised	-	-	-	-

Outstanding, June 30, 2015	17,478,602	$0.24	$0.55	4.08	$2,700

Exercisable, June 30, 2015	17,128,602	$0.23	$0.53	4.03	$2,700

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended June 30, 2015 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the six month period ended June 30, 2015:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2014	350,000	$0.93
Options/warrants granted	-	-
Options/warrants vested	-	-

Unvested, June 30, 2015	350,000	$0.93

For the three month periods ended June 30, 2015 and 2014, no options vested. For the six month periods ended June 30, 2015 and 2014 the total grant date fair value of shares vested was zero and $74,731, respectively. As of June 30, 2015, there was $6,937 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.51 years as of June 30, 2015. Included in the total of unvested stock options at June 30, 2015, was 250,000 performance-based stock options. At June 30, 2015, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.50 years as of June 30, 2015.

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

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following rental agreement as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

14.	GENERAL AND ADMINISTRATIVE EXPENSE

During the second quarter of 2015, the Company settled certain amounts due to a vendor for an expense reduction of $378,136.

15.	INCOME TAXES

The income tax benefit of $475,447 for the three months ended June 30, 2015 reflects an effective tax rate of 92%, which is higher than the effective tax rate of 33% for the three months ended June 30, 2014.  The income tax benefit of $1,117,685 for the six months ended June 30, 2015 reflects an effective tax rate of 44%, which is higher than the effective tax rate of 39% for the six months ended June 30, 2014. The increases in rates for each period are primarily attributed to increased gains recognized on the changes in fair values of derivative liabilities.

The effective tax rates of 92% and 44% for the three and six months ended June 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to the presence of significant permanent difference items which are included in the reported losses but are not included in calculating taxable income or loss. Such items include: the change in fair value of derivative liabilities, the amortization of debt discount and the expense related to the extension of certain stock warrants.

The overall effective income tax rate for the year could be different from the effective tax rate for the three and six months ended June 30, 2015. A summary of our deferred tax assets and liabilities as well as the Company’s federal and state net operating loss carryforwards are included in Note 14 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At June 30, 2015, the total potential liability for severance agreements was $112,500.

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

Total advance royalty fees were $45,000 and $45,000 for the three month periods ended June 30, 2015 and 2014, respectively and $90,000 and $90,000 for the six month periods ended June 30, 2015 and 2014, respectively. Advanced royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At June 30, 2015, the Company had $1,885,717 of deposits in excess of FDIC insured limits.

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

19.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the three and six months ended:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Reimbursement of expenses	$360	$784	$360	$2,600
Consulting services provided	-	30,400	30,000	62,960
Advance royalty payments	45,000	45,000	90,000	90,000

Mineral and exploration expense – related party	$45,360	$76,184	$120,360	$155,560

The Company had outstanding balances due to NMC of $133,725 and $13,365 at June 30, 2015 and December 31, 2014, respectively.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes CMOW to provide accounting support services. CMOW is an affiliate of our CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and six month periods ended:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Accounting support services	$32,541	$28,792	$95,605	$71,803
Direct benefit to CFO	$9,437	$11,229	$27,725	$28,003

The Company had an outstanding balance due to CMOW of $103,779 and $8,174 as of June 30, 2015 and December 31, 2014, respectively.

Ireland Inc. – The Company leases corporate office space under a sublease agreement with Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s directors is the CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland. The lease agreement expires August 31, 2015 and requires monthly lease payments of $1,667. The lease agreement did not require payment of a security deposit.

Total rent expense incurred under this sublease agreement was $5,001 and $8,457 for the three month periods ended June 30, 2015 and 2014, respectively, and $10,002 and $16,914 for the six month periods ended June 30, 2015 and 2014, respectively. No amounts were due to Ireland as of June 30, 2015 or December 31, 2014.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month period ended June 30, 2015 and changes in our financial condition from our year ended December 31, 2014. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Current Work Program

We are currently working on the following key steps in an effort to move expeditiously towards commercial operation:

1.	Thermal Pre-treatment Testing: Previous testing on slag material conducted by us on material from our Clarkdale Slag Project indicated that a high quality iron product could be produced from the slag material by using a thermal pre-treatment step prior to the autoclave process, which is designed to extract the gold. We conducted such tests to determine whether high quality iron could be produced from the slag material with the goal that the resulting iron may be sold at a price, which could at a minimum, pay for the cost of producing it and perhaps produce an additional cash flow above and beyond the revenue that we may receive from the extraction of gold from the slag pile. We also believe that the iron-removing pre-treatment of the slag material in this manner results in greater gold extraction from the autoclave process.

As a potentially lower cost alternative to the thermal pretreatment used thus far, we have also contacted a major international iron and steel producer regarding use of their patented commercial technology used in direct reduction of iron. The producer has agreed to perform a series of bench tests with its technology, to determine such technology’s applicability. We expect to disclose the results of these tests in the coming weeks.

2.	Autoclave Optimization

We recently installed certain required components to switch from using chlorine reagents to chlorine gas for the autoclave process. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave. We anticipate that this will also simplify and increase recovery of gold from the pregnant leach solution (PLS) derived from the autoclave process.

Initial test work conducted with the chlorine gas system has indicated that this system, used in lieu of the previous chlorine chemical system, provides a much higher oxidizing capability at a much lower total reagent cost, reduces the salt load in solution and therefore, eliminating the piping plugging problems encountered in previous autoclave test runs. Once additional bench autoclave tests have been completed to finalize the chemical and operating conditions, the 900 liter pilot autoclave will be operated to verify results to date at a larger scale.

3.	Third Party Review and Verification

We are in the process of hiring an independent team of well qualified and experienced experts to complete a technical review of the project. It is anticipated that a favorable report from this review would be used to facilitate the financing of the bankable feasibility study and commercial production facility.

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

Income taxes – For interim reporting periods, we use the annualized effective tax rate (“AETR”) method to calculate our income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit for the year-to-date period. The income tax benefit for a quarter represents the difference between the year-to-date income tax benefit for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in their estimation of the Company’s annual operating results and AETR.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Increase/ (Decrease)	2015	2014	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,166,533)	(1,630,214)	(28.4)%	(2,794,515)	(3,341,283)	(16.4)%
Other income (expense)	649,347	(116,097)	(659.3)%	265,522	(39,714)	(768.6)%
Income tax benefit	475,447	582,910	(18.4)%	1,117,685	1,306,297	(14.4)%
Net loss	$(41,739)	$(1,163,401)	(96.4)%	$(1,411,308)	$(2,074,700)	(32.0)%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the six months ended June 30, 2015. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Increase/ (Decrease)	2015	2014	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$614,312	$495,072	24.1%	$1,095,814	$1,085,766	0.9%
Mineral exploration and evaluation expenses – related party	45,360	76,184	(40.5)%	120,360	155,560	(22.6)%
Administrative – Clarkdale site	31,252	29,796	4.9%	63,822	49,832	28.1%
General and administrative	81,112	567,629	(85.7)%	696,123	1,158,300	(39.9)%
General and administrative – related party	37,542	37,249	0.8%	105,607	88,717	19.0%
Loss on equipment disposition	-	45,115	(100.0)%	(2,548)	45,115	(105.6)%
Depreciation	356,955	379,169	(5.9)%	715,337	757,993	(5.6)%
Total operating expenses	$1,166,533	$1,630,214	(28.4)%	$2,794,515	$3,341,283	(16.4)%

Six month period ended June 30, 2015 and 2014. Operating expenses decreased by 16.4% to $2,794,515 during the six month period ended June 30, 2015 from $3,341,283 during the six month period ended June 30, 2014. Operating expenses decreased primarily as a result of lower general and administrative expenses.

Mineral exploration and evaluation expenses increased to $1,095,814 during the six month period ended June 30, 2015 from $1,085,766 during the six month period ended June 30, 2014.

Mineral exploration and evaluation expenses – related party decreased to $120,360 during the six month period ended June 30, 2015 from $155,560 for the six month period ended June 30, 2014. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The decrease is attributed to less metallurgical consulting work performed by NMC.

Administrative – Clarkdale site expenses increased to $63,822 during the six month period ended June 30, 2015 from $49,832 for the six month period ended June 30, 2014. Administrative costs at the Clarkdale site increased due to a reduction of certain consulting in the first quarter of 2014 resulting in less administrative costs.

General and administrative expenses decreased to $696,123 during the six month period ended June 30, 2015 from $1,158,300 during the six month period ended June 30, 2014. The decrease was the result in a change in contract with our legal counsel from a set monthly retainer to actual charges incurred and to a settlement of certain invoices with a vendor resulting in an expense reduction of $378,136.

General and administrative – related party amounted to $105,607 and $88,717 for the six month periods ended June 30, 2015 and 2014, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party increased to $95,605 during the six month period ended June 30, 2015 from $71,803 for the six month period ended June 30, 2014. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $27,725 and $28,003 of the above fees for the six month periods ended June 30, 2015 and 2014, respectively. The change was due to an increase in the volume and complexity of equity transactions in the fourth quarter of 2014.

Rent expense– related party was $10,002 and $16,914 during the six month periods ended June 30, 2015 and 2014, respectively. The decrease is attributed to the reduction in rent expense per the rent agreement.

Gain (loss) on assets held for sale amounted to $2,548 and $(45,115) for the six month periods ended June 30, 2015 and 2014, respectively. The loss in 2014 was the result of writing down the assets from their book value of $290,115 to the estimated net selling price of $245,000. The gain in 2015 resulted from finalization of that sell in the first quarter of 2015.

Depreciation expense decreased to $715,337 during the six month period ended June 30, 2015 from $757,993 during the six month period ended June 30, 2014. The decrease was certain assets becoming fully depreciated in the fourth quarter of 2014.

Three month period ended June 30, 2015 and 2014. Operating expenses decreased to $1,166,533 during the three month period ended June 30, 2015 from $1,630,214 during the three month period ended June 30, 2014. Operating expense decreased primarily as a result of less general and administrative expense.

Mineral exploration and evaluation expenses increased to $614,312 during the three month period ended June 30, 2015 from $495,072 during the three month period ended June 30, 2014. The increase is attributed to hiring additional consultants to provide advisory services related to the assay process, estimated resource, extraction processes and possible financing for the Clarkdale Project during the second quarter of 2015.

Mineral exploration and evaluation expenses – related party decreased to $45,360 during the three month period ended June 30, 2015 from $76,184 during the three month period ended June 30, 2014. The increase is due to NMC providing less consulting services during the three month period ended June 30, 2015.

Administrative – Clarkdale site increased to $31,252 during the three month period ended June 30, 2015 from $29,796 for the three month period ended June 30, 2014.

General and administrative expenses decreased to $81,112 during the three month period ended June 30, 2015 from $567,629 during the three month period ended June 30, 2014. The decrease was the result in a change in contract with our legal counsel from a set monthly retainer to actual charges incurred and to a settlement of certain invoices with a vendor resulting in an expense reduction of $378,136.

General and administrative – related party amounted to $37,542 and $37,249 for the three month periods ended June 30, 2015 and 2014, respectively. These expenses include accounting support services and rent expense as further discussed below.

Accounting expenses – related party increased to $32,541 during the three month period ended June 30, 2015 from $28,792 for the three month period ended June 30, 2014. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $9,437 and $11,229 of the above fees for the three month periods ended June 30, 2015 and 2014, respectively. The increase in fees is attributed to normal workflow fluctuations.

Rent expense– related party was $5,001 and $8,457 during the three month periods ended June 30, 2015 and 2014, respectively. The decrease is due to a reduction in the monthly rent per the rent agreement.

Loss on assets held for sale amounted to zero and $45,115 for the three month periods ended June 30, 2015 and 2014, respectively. The loss in 2014 was the result of writing down the assets from their book value of $290,115 to the estimated net selling price of $245,000. There were no dispositions or assets held for sale during the three month period ended June 30, 2015.

Depreciation expense decreased to $356,955 during the three month period ended June 30, 2015 from $379,169 during the three month period ended June 30, 2014. The decrease is due to certain assets becoming fully depreciated in the fourth quarter of 2014.

Other Income and Expenses

Six month period ended June 30, 2015 and 2014. Total other income (expense) amounted to $265,522 during the six month period ended June 30, 2015 from $(39,714) during the six month period ended June 30, 2014. At June 30, 2015, our derivative liabilities had shorter lives resulting in reduced valuations and a larger gain on the change in fair value as compared to June 30, 2014.

Three month period ended June 30, 2015 and 2014. Total other income (expense) amounted to $649,347 during the three month period ended June 30, 2015 from $(116,097) during the three month period ended June 30, 2014. At June 30, 2015, our derivative liabilities had shorter lives resulting in reduced valuations and a larger gain on the change in fair value as compared to June 30, 2014.

Income Tax Benefit

Six month period ended June 30, 2015 and 2014. Our income tax benefit decreased to $1,117,685 for the six month period ended June 30, 2015 from $1,306,297 during the six month period ended June 30, 2014. The decrease in income tax benefit primarily resulted from decreased operating expenses due to factors discussed and an increase in permanent difference items.

Three month period ended June 30, 2015 and 2014. Income tax benefit decreased to $475,447 for the three month period ended June 30, 2015 from $582,910 during the three month period ended June 30, 2014. The decrease in income tax benefit primarily resulted from decreased operating expenses due to factors discussed and an increase in permanent difference items.

Net Loss

Six month period ended June 30, 2015 and 2014. The aforementioned factors resulted in a net loss of $1,411,308, or $0.01 per common share, for the six month period ended June 30, 2015, as compared to a net loss of $2,074,700, or $0.02 per common share, for the six month period ended June 30, 2014.

Three month period ended June 30, 2015 and 2014. The aforementioned factors resulted in a net loss of $41,739, or $0.00 per common share, for the three month period ended June 30, 2015, as compared to a net loss of $1,163,401, or $0.01 per common share, for the three month period ended June 30, 2014.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the six month period ended June 30, 2015, we completed the following offerings:

Subscriptions for Private Placement

As of June 30, 2015, we had received $700,400 of subscriptions for a private placement offering. We offered up to 5,714,285 units of our securities at a purchase price of $0.35 per unit. Each unit consists of one share of our common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to our common stock.

Completion of Private Placement

On May 21, 2015, we completed a private placement (the “Offering”) of our securities to five (5) investors (the “Investors”). The securities were issued and sold in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

In the Offering, we sold 2,843,000 “Units” of the Company’s securities at a purchase price of $0.35 per Unit, resulting in aggregate gross proceeds to us of $995,050. We intend to use the net proceeds from the Offering for general working capital purposes.

Each Unit consists of one (1) share (“Share”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”); and one common stock purchase warrant. Each warrant will entitle the warrant holder to purchase one (1) share of the Company’s Common Stock, at an exercise price (the “Warrant Exercise Price”) of $0.50 per share (the “Warrants,” and as exercised, collectively, the “Warrant Shares”). Such Warrants will expire five years from the date of issuance.

In connection with the Offering, we entered into a subscription agreement and a registration rights agreement (the “Registration Rights Agreement”) with each Investor.

Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”) within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement, and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the Shares issued to the Investors in the Offering, as well as any Warrant Shares (assuming that on the date of determination the Warrants are exercised in full).

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of Common Stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The Investors will also be granted piggyback registration rights with respect to such shares.

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

Working Capital Deficit

The following is a summary of our working capital deficit at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	Percent Increase/(Decrease)
Current Assets	$2,274,232	$887,690	156.2%
Current Liabilities	(5,522,146)	(1,235,042)	347.1%
Working Capital Deficit	$(3,247,914)	$(347,352)	835.0%

The increase in our working capital deficit was primarily attributable to reclassification of $3,203,911 of convertible notes and the related derivative liability of $690,302 to current liabilities in the first quarter of 2015 as the convertible notes can be called within one year of the balance sheet date. Unrestricted cash was $2,185,134 as of June 30, 2015, as compared to $584,976 as of December 31, 2014.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2015	2014	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(2,035,350)	$(1,844,145)	10.4%
Cash Flows Provided by (Used in) Investing Activities	452,762	(64,206)	(805.2)%
Cash Flows Provided by (Used in) Financing Activities	3,182,746	(120,000)	(2,752.3)%
Net Change in Cash During Period	$1,600,158	$(2,028,351)	(178.9)%

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $2,035,350 during the six month period ended June 30, 2015 from $1,844,145 during the six month period ended June 30, 2014. The increase was due to reclassification of $227,345 to restricted cash which consisted of funds designated for debt collateral.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $452,762 during the six month period ended June 30, 2015, as compared to net cash used in investing activities of $64,206 during the six month period ended June 30, 2014. The increase was due to proceeds received from the sale of land in the first quarter of 2015.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $3,182,746 during the six month period ended June 30, 2015, as compared to net cash used in financing activities of $120,000 during the six month period ended June 30, 2014. The increase was due to proceeds received from private placement offerings completed on May 21, 2015 and March 25, 2015 and to continued deferral of payments on certain long term debt in 2015.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of June 30, 2015, we had an accumulated deficit of $56,817,117. As of June 30, 2015, we had a working capital deficit of $3,247,914, compared to a working capital deficit of $347,352 as of December 31, 2014. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of July 31, 2015, we had operating cash reserves in the amount of approximately $2,017,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of June 30, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $2,185,134 at June 30, 2015 and $584,976 at December 31, 2014. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended June 30, 2015 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: August 14, 2015	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)