Form 10-Q
period 2015-09-30
Searchlight Minerals Corp.
filed 2015-11-23
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 20, 2015, the registrant had 154,306,537 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$1,230,358	$584,976
Prepaid expenses	96,373	75,214
Assets held for sale	-	227,500

Total current assets	1,326,731	887,690

Property and equipment, net	6,654,223	7,717,762
Assets held for sale, non-current portion	-	227,500
Restricted cash	227,345	-
Slag project	121,865,365	121,829,655
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Deferred financing fees	79,073	97,401
Reclamation bond and deposits, net	14,566	14,566

Total non-current assets	136,452,964	137,499,276

Total assets	$137,779,695	$138,386,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$976,433	$897,951
Accounts payable - related party	339,111	21,539
VRIC payable, current portion - related party	569,288	315,552
Convertible debt, net of discount	3,263,853	-
Derivative liability - convertible debt	465,359	-

Total current liabilities	5,614,044	1,235,042

Long-term liabilities
VRIC payable, net of current portion - related party	128,856	382,592
Convertible debt, net of discount	-	3,087,380
Derivative liability - convertible debt	-	1,218,619
Deferred tax liability	48,224,926	27,547,468

Total long-term liabilities	48,353,782	32,236,059

Total liabilities	53,967,826	33,471,101

Commitments and contingencies - Note 16

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 154,306,537 and 144,153,748 shares, respectively, issued and outstanding	154,306	144,153
Additional paid-in capital	163,940,513	160,177,521
Accumulated deficit	(80,282,950)	(55,405,809)

Total stockholders' equity	83,811,869	104,915,865

Total liabilities and stockholders' equity	$137,779,695	$138,386,966

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	674,637	396,409	1,770,453	1,482,176
Mineral exploration and evaluation expenses - related party	60,000	75,983	180,360	231,543
Administrative - Clarkdale site	26,682	34,080	91,244	83,912
General and administrative	590,130	504,629	1,285,513	1,662,929
General and administrative - related party	46,674	40,636	152,281	129,352
Loss (gain) on asset dispositions	-	18,095,234	(2,548)	18,140,349
Depreciation	352,988	378,181	1,068,325	1,136,174

Total operating expenses	1,751,111	19,525,152	4,545,628	22,866,435

Loss from operations	(1,751,111)	(19,525,152)	(4,545,628)	(22,866,435)

Other income (expense)
Rental revenue	5,100	6,105	15,300	21,775
Other expense	(10,591)	(18,659)	(10,591)	(18,659)
Change in fair value of derivative liabilities	224,943	125,635	753,260	329,430
Interest expense	(139,820)	(131,735)	(413,475)	(391,430)
Interest and dividend income	791	-	1,451	516

Total other income (expense)	80,423	(18,654)	345,945	(58,368)

Loss before income taxes	(1,670,688)	(19,543,806)	(4,199,683)	(22,924,803)

Income tax (expense) benefit	(21,795,143)	7,440,766	(20,677,458)	8,747,063

Net loss	$(23,465,831)	$(12,103,040)	$(24,877,141)	$(14,177,740)

Comprehensive loss	$(23,465,831)	$(12,103,040)	$(24,877,141)	$(14,177,740)

Loss per common share - basic and diluted

Net loss	$(0.15)	$(0.09)	$(0.17)	$(0.10)

Weighted average common shares outstanding -

Basic	153,298,984	135,768,318	149,390,171	135,768,318

Diluted	153,298,984	135,768,318	149,390,171	135,768,318

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,877,141)	$(14,177,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,068,325	1,136,174
Stock based compensation	228,732	62,947
Stock based expenses	41,588	-
(Gain) loss on asset dispositions and impairment	(2,548)	18,140,349
Amortization of prepaid expense	235,024	263,493
Amortization of debt financing fees and debt discount	194,801	180,197
Deferred income taxes	20,677,458	(8,747,063)
Change in fair value of derivative liabilities	(753,260)	(329,430)
Loss on interest settled in shares	10,666	19,005
Accounts payable settlement	(378,136)	-
Changes in operating assets and liabilities:
Restricted cash	(227,345)	-
Prepaid expenses	(256,183)	(204,576)
Reclamation bond and deposits	-	(325)
Accounts payable and accrued liabilities	982,360	1,236,483

Net cash used in operating activities	(3,055,659)	(2,420,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions, net	457,548	245,943
Purchase of property and equipment	(4,786)	(64,206)

Net cash provided by investing activities	452,762	181,737

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	3,270,451	575,000
Stock issuance costs	(22,172)	-
Proceeds from convertible notes	-	69,000
Payments on VRIC payable - related party	-	(120,000)

Net cash provided by financing activities	3,248,279	524,000

NET CHANGE IN CASH	645,382	(1,714,749)

CASH AT BEGINNING OF PERIOD	584,976	2,065,824

CASH AT END OF PERIOD	$1,230,358	$351,075

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL INFORMATION
Interest paid, net of capitalized amounts	$46,011	$154,735

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable satisifed by contribution of capital	$-	$50,000

Common stock issued in satisfaction of accrued interest	$243,880	$-

Common stock subscribed in satisfaction of accrued interest	$-	$126,700

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

In February 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties and its Board of Directors approved a change in its name from Phage to "Searchlight Minerals Corp.” effective June 23, 2005.

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

As of September 30, 2015, the Company had cumulative net losses of $80,282,950 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the nine month period ended September 30, 2015, the Company incurred a net loss of 24,877,141, had negative cash flows from operating activities of $3,055,659 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $4,287,313 at September 30, 2015.

To address liquidity constraints, the Company will seek additional sources of capital through the issuance of equity or debt financing. Additionally, the Company has reduced expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment where available of outsourced consulting fees, current and future board fees, officer salaries, monthly professional fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the Company’s business significantly. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

Basis of presentation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company’s fiscal year-end is December 31.

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of recording a full valuation allowance on certain deferred tax assets as discussed in Note 15. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on April 13, 2015.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the nine months ended September 30, 2015 and 2014, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. 73,162,932 and 37,054,430 stock options, warrants and common shares issuable upon the conversion of notes were outstanding as of September 30, 2015 and 2014, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

Income taxes - For interim reporting periods, the Company uses the annualized effective tax rate (“AETR”) method to calculate its income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit or expense for the year-to-date period. The income tax benefit or expense for a quarter represents the difference between the year-to-date income tax benefit or expense for the current year-to-date period less such amount for the immediately preceding year-to-date period. Management considers the impact of all known events in its estimation of the Company’s annual operating results and AETR.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RESTRICTED CASH

At September 30, 2015, restricted cash amounted to $227,345 and consisted of funds designated for debt collateral.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,868)	$387	$38,255	$(37,476)	$779
Lab equipment	249,061	(249,061)	-	249,061	(247,356)	1,705
Computers and equipment	71,407	(59,926)	11,481	68,558	(54,025)	14,533
Vehicles	47,675	(45,983)	1,692	47,675	(45,458)	2,217
Slag conveyance equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,361,115)	2,268,948	6,630,063	(3,863,860)	2,766,203
Grinding circuit	913,679	(19,167)	894,512	913,679	(11,667)	902,012
Extraction circuit	938,352	(415,750)	522,602	938,352	(274,997)	663,355
Leaching and filtration	1,300,618	(1,235,587)	65,031	1,300,618	(1,040,494)	260,124
Fero-silicate storage	4,326	(2,055)	2,271	4,326	(1,731)	2,595
Electrowinning building	1,492,853	(709,105)	783,748	1,492,853	(597,141)	895,712
Site improvements	1,677,844	(684,647)	993,197	1,675,906	(591,259)	1,084,647
Site equipment	360,454	(352,114)	8,340	360,454	(338,588)	21,866
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(8,473,294)	$6,654,223	$15,122,730	$(7,404,968)	$7,717,762

Depreciation expense was $352,988 and $378,181 for the three months ended September 30, 2015 and 2014, respectively and $1,068,325 and $1,136,174 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

The Company rents corporate office space on month-to-month terms from a related party as further discussed in Note 19. Total rent expense was $5,068 and $7,305 for the three months ended September 30, 2015 and 2014 respectively and $15,070 and $24,219 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of September 30, 2015 and December 31, 2014, the cumulative interest cost capitalized and included in the Slag Project was $1,098,488 and $1,062,778 respectively.

The following table sets forth the change in the Slag Project for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

Slag Pile, beginning balance	$121,829,655	$121,759,811
Capitalized interest costs	35,710	69,844

Slag Pile, ending balance	$121,865,365	$121,829,655

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

Trade accounts payable	$583,058	$728,021
Accrued compensation and related taxes	347,247	88,293
Accrued interest	46,128	81,637

	$976,433	$897,951

Accounts payable – related party are discussed in Note 19.

6.	DERIVATIVE WARRANT LIABILITY

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

As of September 30, 2015, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.27 per share, and (ii) the number of warrants was increased by 2,805,766 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $1.29 per share. During the nine month period ended September 30, 2015, the warrants increased by 993,332 as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 9,147,029 and 8,153,697 as of September 30, 2015 and December 31, 2014, respectively.

The following table sets forth the changes in the fair value of derivative liability for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

Beginning balance	$-	$(81,574)
Adjustment to warrants	-	-
Change in fair value	-	81,574

Ending balance	$-	$-

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Dividend yield	-	-
Expected volatility	30.46% - 65.70%	29.38% - 153.76%
Risk-free interest rate	0.00% - 0.14%	0.02% - 0.26%
Expected life (years)	0.10 - 0.60	0.10 – 1.0

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

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) to certain investors resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes is five years, but as of September 30, 2015, the Notes can be called within one year. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries. At September 30, 2015, the first priority lien included $227,345 of restricted cash specifically dedicated to debt collateral.

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

At September 30, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as further discussed in Note 8.

At issuance, the fair value of the compound derivative was $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount is being amortized to interest expense over the term of the Notes and the derivative liability is carried at fair value until conversion or maturity. The carrying value of the convertible debt, net of discount was comprised of the following:

	September 30, 2015	December 31, 2014

Convertible notes at face value	$4,069,000	$4,000,000
Issuance of additional notes	-	69,000
Unamortized discount	(805,147)	(981,620)

Convertible notes, net of discount	$3,263,853	$3,087,380

The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and are being amortized to interest expense over the term of the Notes. The effective interest rate on the Notes is 15.4% which included the following for the nine month periods ended:

	September 30, 2015	September 30, 2014

Interest rate at 7%	$213,612	$209,798
Amortization of debt discount	176,473	163,244
Amortization of deferred financing fees	18,327	16,953

Total interest expense on convertible notes	$408,412	$389,995

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the nine months ended September 30, 2015 and 2014 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	September 30, 2015	September 30, 2014

Expected volatility	101.46 - 105.61%	96.46 – 107.84%
Risk-free interest rate	0.92 - 1.13%	1.25 – 1.73%
Expected life (years)	2.0	2.5 - 3.0

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

The following table sets forth the changes in the fair value of the derivative liability for the nine month period ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014

Beginning balance	$1,218,619	$755,709
Issuance of convertible debt	-	9,519
Change in fair value	(753,260)	453,391

Ending balance	$465,359	$1,218,619

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $10,342 and $16,753 for the three months periods ended September 30, 2015 and 2014, respectively and $35,710 and $54,566 for the nine months periods ended September 30, 2015 and 2014, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending September 30:

2016	$630,000
2017	131,195
Thereafter	-

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	569,288

VRIC payable, net of current portion	$128,856

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 16.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

During the nine month period ended September 30, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	On September 18, 2015, the Company issued 327,900 units to certain convertible note holders for settlement of $114,765 interest due to them. Each unit consists of one share of the Company’s common stock at $0.35 per share and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The Company recognized a loss on the settlement of $10,666.

b)	On July 30, 2015, the Company completed a private placement offering for gross proceeds of $775,400. A total of 2,215,429 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. Financing fees related to this placement were $9,468.

c)	On May 21, 2015, the Company completed a private placement offering for gross proceeds of $995,050. A total of 2,843,000 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. Financing fees related to this placement were $12,704.

d)	On March 25, 2015, the Company completed a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units will be issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

e)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

During the nine month period ended September 30, 2014, the Company’s stockholders’ equity activity consisted of the following:

a)	On September 9, 2014, the Company approved the issuance of a private placement of the Company’s securities at a purchase price of $0.20 per Unit. Each Unit consists of one share of the Company’s common stock and one half of a common stock purchase warrant exercisable at $0.30 per share and expiring five years from the date of issuance.

As of September 30, 2014, the Company had received subscriptions for the purchase of these Units. $575,000 of proceeds were received by September 30, 2014 and were recorded as common stock subscribed. Additionally, 633,000 Units were subscribed to by convertible note holders in consideration of $126,700 of interest payments due on September 18, 2014. The first closing of the private placement was completed on October 24, 2014.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	STOCKHOLDERS’ EQUITY

The following summarizes the exercise price per share and expiration date of our outstanding warrants issued to investors and vendors to purchase common stock at September 30, 2015:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date

3,410,526	$1.27	November 2015
5,736,501	1.29	November 2015
7,042,387	1.85	November 2015
1,000,000	0.375	June 2016
3,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,496	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020
2,843,000	0.50	May 2020
2,215,429	0.50	July 2020
327,900	0.50	September 2020

38,819,741

Subsequent to quarter end, all of the warrants scheduled to expire in November 2015 were extended to November 30, 2016 as further explained in Note 20.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2015, the Company had 5,425,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2015, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2015, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share and had 3,812,500 options remaining available for issuance. As of September 30, 2015, 3,397,500 of the options granted were outstanding.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2015, the Company had granted 2,184,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.70 per share and had 565,123 options remaining available for issuance. As of September 30, 2015, 2,138,022 of the options granted were outstanding.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2015, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share and had 1,047,953 options remaining available for issuance. As of September 30, 2015, 2,763,618 of the options granted were outstanding.

As of September 30, 2015, the Company had granted 15,610,714 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.48 per share. As of September 30, 2015, all of the options and warrants granted were outstanding.

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

Valuation of awards – At September 30, 2015, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the nine month periods ended:

	September 30, 2015	September 30, 2014

Risk-free interest rate	0.24% - 1.75%	0.39% - 1.73%
Dividend yield	-	-
Expected volatility	91.23% - 110.32%	98.65% - 105.87%
Expected life (years)	0.30 - 4.75	2.00 - 4.25

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity – During the nine months ended September 30, 2015, the Company granted stock-based awards as follows:

a)	On September 30, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On August 28, 2015, the Company granted stock options for the purchase of 3,804,000 shares of common stock. The per share exercise price shall be equal to the greater of $0.50 or the closing price of the Company’s common stock on December 18, 2015. The options were granted to certain officers, directors, employees and consultants, will be fully vested on December 19, 2015 and expire on December 19, 2020.

c)	On August 28, 2015, the Company granted warrants for the purchase of 2,591,714 shares of common stock at an exercise price of $0.50 per share. The warrants were granted to three of the Company’s consultants for services provided, are fully vested and expire on August 28, 2020.

d)	On June 30, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.25 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

e)	On March 31, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.33 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

f)	On March 23, 2015, the Company’s Board of Directors unilaterally determined to amend 659,890 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2010 and have a weighted average exercise price of $0.83 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional expense of $31,544.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

During the nine month period ended September 30, 2014, the Company granted stock-based awards as follows:

a)	On September 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

d)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $177,725 and $11,300 for the three months ended September 30, 2015 and 2014, respectively and $228,732 and $62,947 for the nine month period ended September 30, 2015 and 2014, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	STOCK-BASED COMPENSATION (continued)

The following table summarizes the Company’s stock-based compensation activity for the nine month period ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	17,387,745	$0.24	$0.55	4.53
Options/warrants granted	6,557,714	0.07	0.49	5.09
Options/warrants expired	(35,605)	0.31	0.84	-
Options/warrants exercised	-	-	-	-

Outstanding, September 30, 2015	23,909,854	$0.20	$0.53	4.12	$-

Exercisable, September 30, 2015	19,805,854	$0.21	$0.53	3.93	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended September 30, 2015 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine month period ended September 30, 2015:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2014	350,000	$0.93
Options/warrants granted	3,804,000	0.09
Options/warrants vested	(50,000)	0.55

Unvested, September 30, 2015	4,104,000	$0.16

For the three month periods ended September 30, 2015 and 2014, the total grant fair value of shares vested was $27,708 and $27,708, respectively. For the nine month periods ended September 30, 2015 and 2014 the total grant date fair value of shares vested was $27,708 and $102,439, respectively. As of September 30, 2015, there was $262,468 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which the related expense will be recognized was 0.23 years as of September 30, 2015. Included in the total of unvested stock options at September 30, 2015, was 250,000 performance-based stock options. At September 30, 2015, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized was 0.25 years as of September 30, 2015.

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

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following rental agreement as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

14.	GAIN ON SETTLEMENT

During the second quarter of 2015, the Company settled certain amounts due to a vendor for a gain of $378,136.

15.	INCOME TAXES

The income tax expense of $21,795,143 for the three months ended September 30, 2015 reflects an effective tax rate of 1305%, which is higher than the effective tax rate of (38)% for the three months ended September 30, 2014.  The income tax expense of $20,677,458 for the nine months ended September 30, 2015 reflects an effective tax rate of 492%, which is higher than the effective tax rate of (38)% for the nine months ended September 30, 2014. The increases in rates for each period are attributed to a change in judgment regarding the need for a full valuation allowance on all of the beginning-of-year and current year deferred tax assets arising from federal and state net operating loss carryforwards, property, plant and equipment and stock based compensation. The change in judgment with respect to the application of the valuation allowance resulted from delays in receiving third party validation of the Company’s production process and as such, the Company’s timeline to production remains uncertain. The valuation allowance recorded on the beginning-of-year deferred tax assets was $20,756,645.

The effective tax rates of 1305% and 492% for the three and nine months ended September 30, 2015, respectively, differed from the U.S. statutory rate of 35%, primarily due to federal and state valuation allowances on all of the Company’s deferred tax assets as discussed above.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	INCOME TAXES (continued)

The overall effective income tax rate for the year could be different from the effective tax rate for the three and nine months ended September 30, 2015. A summary of our deferred tax assets and liabilities as well as the Company’s federal and state net operating loss carryforwards are included in Note 14 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At September 30, 2015, the total potential liability for severance agreements was $112,500.

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

Total advance royalty fees were $45,000 and $45,000 for the three month periods ended September 30, 2015 and 2014, respectively and $135,000 and $135,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Advanced royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At September 30, 2015, the Company had $921,654 of deposits in excess of FDIC insured limits.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the three and nine months ended:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Reimbursement of expenses	$-	$983	$360	$6,143
Consulting services provided	15,000	30,000	45,000	90,400
Advance royalty payments	45,000	45,000	135,000	135,000

Mineral and exploration expense – related party	$60,000	$75,983	$180,360	$231,543

The Company had outstanding balances due to NMC of $193,725 and $13,365 at September 30, 2015 and December 31, 2014, respectively. Additionally, during the nine month period ended September 30, 2014, NMC paid $50,000 of the Company’s expenses. Such amount was recorded as a contribution of capital.

Cupit, Milligan, Ogden & Williams, CPAs - The Company utilizes CMOW to provide accounting support services. CMOW is an affiliate of the Company’s CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges for Mr. Williams’ time. Mr. Williams is compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and nine month periods ended:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Accounting support services	$41,606	$33,331	$137,211	$105,133
Direct benefit to CFO	$12,066	$12,999	$39,791	$41,002

The Company had an outstanding balance due to CMOW of $145,386 and $8,174 as of September 30, 2015 and December 31, 2014, respectively.

Financial Consulting Services - Beginning in October of 2014, the Company utilized five individuals to provide financial consulting services. During the third quarter of 2015 the Company entered into consulting agreements with three of these individuals, all of the consultants provided similar services. One of these individuals is the son of the Company's CEO, in consideration for his services, the Company issued to him 2,063,143 warrants to purchase common stock at an exercise price of $0.50 per share, which the Company has valued at an aggregate of $70,112. The warrants are fully vested and expire five years from the date of grant.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	RELATED PARTY TRANSACTIONS (continued)

Ireland Inc. – The Company leases corporate office space on month-to-month terms from Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s directors is the CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland.

Total rent expense incurred to Ireland was $5,068 and $7,305 for the three month periods ended September 30, 2015 and 2014, respectively, and $15,070 and $24,219 for the nine month periods ended September 30, 2015 and 2014, respectively. No amounts were due to Ireland as of September 30, 2015 or December 31, 2014.

20.	SUBSEQUENT EVENT

Warrant extension - On November 12, 2015, the Company approved an amendment to the expiration dates of certain outstanding warrants to purchase up to an aggregate of 16,189,414 shares of the Company’s common stock. Prior to the amendment, these warrants were set to expire on November 12, 2015. After the amendment, these warrants are set to expire on November 30, 2016. The terms and conditions of these warrants remain the same in all other respects. These warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants using the Binomial Lattice model with the following assumptions, outputs and results:

Risk-free interest rate	0.47%
Expected volatility	88.50%
Expected life	1 year
Fair value	$ -

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2015 and changes in our financial condition from our year ended December 31, 2014. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we acquired and have been operating a large batch titanium autoclave (approximately 900 liter capacity). Numerous tests have been conducted in this autoclave in an effort to optimize the process parameters in order to maximize gold extraction from the slag material. The latter tests have resulted in gold metal recovery of 0.38 opt, with a back-calculated average slag head grade of 0.46 opt, resulting in an average 84% recovery of the gold in the slag material.

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

Pilot Autoclave Test Results

In the fourth quarter of 2014, three successful pilot autoclave tests, which consisted of heat treating the Clarkdale slag material prior to autoclave processing, confirmed feed grades of 0.3 to 0.6 opt gold contained in the slag material and gold recoveries of 0.25 to 0.50 ounces per ton. The percentage recoveries ranged from 79% to 94%, with an 84% average recovery. The first two tests (the highest recovered gold values) were conducted from fresher ground slag material that was pulverized using high pressure grinding rolls (HPGR). A third test was conducted from older HPGR-pulverized material and resulted in the lowest recovered gold value referred to above. We believe the third test was negatively affected by oxide layers that commonly form on the surface of older (aged) ground slag material.

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

The methodology that consistently provided the highest percentage recovery of metal from solution in the most recent tests was an ion exchange resin process, which was originally used in our plant in Clarkdale, Arizona.

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

In the second quarter of 2015, we awarded a contract to Midrex Technologies, Inc. (“Midrex”) to run bench scale testing in their test facility in Charlotte, N.C. to determine if their technology could produce a high quality iron product from the Company’s slag material in a more cost effective manner than previously used by us.

The report provided in connection with these tests by Midrex states: “This work successfully demonstrated the technical suitability of using Midrex’s FASTMET® technology to allow iron to be removed from copper slag. Up to 97.8% iron metallization was achieved in bench scale box furnace testing, exceeding the goal of 90.0% iron metallization. FASTMET® DRI was then melted in a crucible furnace separating the iron metal from the residual iron-lean slag. 350 grams of this resulting slag was ground and representative samples were sent to Searchlight for gold analysis. This report satisfies the deliverables contracted under proposal no. MTI-9502-99 and presents the evolution of the mix chemistries and bench scale testing.”

We believe that the Midrex technology uses much less costly natural gas coupled with a flux additive which also provides thermal energy, compared with our previously used method which uses electricity as its energy source. Since the leading cost source in the production of iron from the slag material is energy, we believe that the net result is a projected significant cost savings by using the Midrex technology. It is our intent to have Midrex perform additional bench tests and pilot scale tests to confirm these test results and to scale up their process.

We have also had discussions with Midrex on their potential interest in participating in a commercial scale project to produce iron from our slag pile.

An initial test performed by us on the glass (the resulting product following Midrex’s removal of the iron from the slag material) has shown the presence of gold. However, additional testing needs to be performed in order to quantify the amount of gold contained in the glass as well as to determine the optimal autoclave chemistry to use on the glass.

A work plan is being assembled with Midrex to include performing a pilot scale test which will allow a much larger quantity of glass to be produced for additional bench and pilot scale autoclave testing. Midrex’s pilot scale test unit is anticipated to process 50 to 100 kilograms of slag material per hour, thus producing sufficient glass for the Company to run pilot scale tests in our 900 liter autoclave which requires 100 kilograms of material per test run.

2.	Autoclave Optimization

We have installed certain required components to switch from using chlorine reagents to chlorine gas for the autoclave process. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave. We anticipate that this will also simplify and increase recovery of gold from the pregnant leach solution (PLS) derived from the autoclave process.

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

We have hired an independent team of well qualified and experienced experts to complete a technical review of the project. It is anticipated that a favorable report from this review would be used to facilitate the financing of the bankable feasibility study and commercial production facility.

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

Income taxes – For interim reporting periods, we use the annualized effective tax rate (“AETR”) method to calculate our income tax provision. Under this method, the AETR is applied to the interim year-to-date pre-tax losses to determine the income tax benefit or expense for the year-to-date period. The income tax benefit or expense for a quarter represents the difference between the year-to-date income tax benefit or expense for the current year-to-date period less such amount for the immediately preceding year-to-date period. We consider the impact of all known events in their estimation of the Company’s annual operating results and AETR.

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Increase/ (Decrease)	2015	2014	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Operating expenses	(1,751,111)	(19,525,152)	(91.0)%	(4,545,628)	(22,866,435)	(80.1)%
Other income (expense)	80,423	(18,654)	(531.1)%	345,945	(58,368)	(692.7)%
Income tax (expense) benefit	(21,795,143)	7,440,766	(392.9)%	(20,677,458)	8,747,063	(336.4)%
Net loss	$(23,465,831)	$(12,103,040)	93.9%	$(24,877,141)	$(14,177,740)	75.5%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the nine months ended September 30, 2015. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Increase/ (Decrease)	2015	2014	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$674,637	$396,409	70.2%	$1,770,453	$1,482,176	19.4%
Mineral exploration and evaluation expenses – related party	60,000	75,983	(21.0)%	180,360	231,543	(22.1)%
Administrative – Clarkdale site	26,682	34,080	(21.7)%	91,244	83,912	8.7%
General and administrative	590,130	504,629	16.9%	1,285,513	1,662,929	(22.7)%
General and administrative – related party	46,674	40,636	14.9%	152,281	129,352	17.7%
Loss on asset disposition	-	18,095,234	n/a	(2,548)	18,140,349	(100.0)%
Depreciation	352,988	378,181	(6.7)%	1,068,325	1,136,174	(6.0)%
Total operating expenses	$1,751,111	$19,525,152	(91.0)%	$4,545,628	$22,866,435	(80.1)%

Nine month period ended September 30, 2015 and 2014. Operating expenses decreased by 80.1% to $4,545,628 during the nine month period ended September 30, 2015 from $22,866,435 during the nine month period ended September 30, 2014. Operating expenses decreased primarily as a result of writing off the Searchlight Claims in the third quarter of 2014.

Mineral exploration and evaluation expenses increased to $1,770,453 during the nine month period ended September 30, 2015 from $1,482,176 during the nine month period ended September 30, 2014. The increase is attributed to hiring and utilizing additional consultants to provide advisory services related to the assay process, estimated resource, extraction processes and possible financing for the Clarkdale Project during the nine month period ended September 30, 2015.

Mineral exploration and evaluation expenses – related party decreased to $180,360 during the nine month period ended September 30, 2015 from $231,543 for the nine month period ended September 30, 2014. These expenses relate to services provided to us by Nanominerals Corp. (“NMC”). NMC is one of our principal stockholders and an affiliate of Carl S. Ager, our Vice President, Secretary and Treasurer and a director. We utilize the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides us with use of its laboratory, instrumentation, milling equipment and research facilities. We pay NMC an advance royalty payment of $15,000 per month and reimburse NMC for actual expenses incurred and consulting services provided. The decrease is attributed to less metallurgical consulting work performed by NMC in 2015.

Administrative – Clarkdale site expenses increased to $91,244 during the nine month period ended September 30, 2015 from $83,912 for the nine month period ended September 30, 2014. Administrative costs at the Clarkdale site increased due to a reduction of certain consulting in the first quarter of 2014 resulting in less administrative costs.

General and administrative expenses decreased to $1,285,513 during the nine month period ended September 30, 2015 from $1,662,929 during the nine month period ended September 30, 2014. The decrease was the result of a change in contract with our legal counsel from a set monthly retainer to actual charges incurred and to a settlement of certain invoices with a vendor resulting in an expense reduction of $378,136.

General and administrative – related party amounted to $152,281 and $129,352 for the nine month periods ended September 30, 2015 and 2014, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party increased to $137,211 during the nine month period ended September 30, 2015 from $105,133 for the nine month period ended September 30, 2014. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $39,791 and $41,002 of the above fees for the nine month periods ended September 30, 2015 and 2014, respectively. The change was due to an increase in the volume and complexity of equity transactions, an increase in anti-dilutive adjustments and derivative accounting.

Rent expense – related party was $15,070 and $24,219 during the nine month periods ended September 30, 2015 and 2014, respectively. The decrease is attributed to the reduction in rent expense per the rent agreement.

Gain (loss) on disposition of assets amounted to $2,548 and $(18,140,349) for the nine month periods ended September 30, 2015 and 2014, respectively. The loss in 2014 was comprised of the write off of the Searchlight claims, a loss on the sale of a building and lot and writing down land that was classified as held for sale. The gain in 2015 resulted from finalization of the sale of land in the first quarter of 2015.

Depreciation expense decreased to $1,068,325 during the nine month period ended September 30, 2015 from $1,136,174 during the nine month period ended September 30, 2014. The decrease was due to certain assets becoming fully depreciated.

Three month period ended September 30, 2015 and 2014. Operating expenses decreased to $1,751,111 during the three month period ended September 30, 2015 from $19,525,152 during the three month period ended September 30, 2014. Operating expenses decreased primarily as a result of writing off the Searchlight Claims in the third quarter of 2014.

Mineral exploration and evaluation expenses increased to $674,637 during the three month period ended September 30, 2015 from $396,409 during the three month period ended September 30, 2014. The increase is attributed to utilizing additional consultants to provide advisory services related to the assay process, estimated resource, extraction processes and possible financing for the Clarkdale Project during the third quarter of 2015.

Mineral exploration and evaluation expenses – related party decreased to $60,000 during the three month period ended September 30, 2015 from $75,983 during the three month period ended September 30, 2014. The decrease is due to NMC providing less consulting services during the three month period ended September 30, 2015.

Administrative – Clarkdale site decreased to $26,682 during the three month period ended September 30, 2015 from $34,080 for the three month period ended September 30, 2014.

General and administrative expenses increased to $590,130 during the three month period ended September 30, 2015 from $504,629 during the three month period ended September 30, 2014. The increase was primarily the result of granting 6,395,714 stock options and warrants to directors, officers, employees and consultants in the third quarter of 2015 which was partially offset by a reduction in legal fees due to a change in contract with our legal counsel from a set monthly retainer to actual charges incurred.

General and administrative – related party amounted to $46,674 and $40,636 for the three month periods ended September 30, 2015 and 2014, respectively. These expenses include accounting support services and rent expense as further discussed below.

Accounting expenses – related party increased to $41,606 during the three month period ended September 30, 2015 from $33,331 for the three month period ended September 30, 2014. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $12,066 and $12,999 of the above fees for the three month periods ended September 30, 2015 and 2014, respectively. The increase in fees is attributed to normal workflow fluctuations.

Rent expense– related party was $5,068 and $7,305 during the three month periods ended September 30, 2015 and 2014, respectively. The decrease is due to a reduction in the monthly rent per the rent agreement.

Loss on disposition of assets amounted to zero and $18,095,234 for the three month periods ended September 30, 2015 and 2014, respectively. The amount in 2014 was comprised of the write off of the Searchlight claims, adjustment to the loss on the sale of a building and lot and writing down land that was classified as held for sale. There were no dispositions or assets held for sale during the three month period ended September 30, 2015.

Depreciation expense decreased to $352,988 during the three month period ended September 30, 2015 from $378,181 during the three month period ended September 30, 2014. The decrease is due to certain assets becoming fully depreciated.

Other Income and Expenses

Nine month periods ended September 30, 2015 and 2014. Total other income (expense) amounted to $345,945 during the nine month period ended September 30, 2015 and $(58,368) during the nine month period ended September 30, 2014. At September 30, 2015, our derivative liabilities had shorter lives resulting in reduced valuations and a larger gain on the change in fair value as compared to September 30, 2014.

Three month periods ended September 30, 2015 and 2014. Total other income (expense) amounted to $80,423 during the three month period ended September 30, 2015 and $(18,654) during the three month period ended September 30, 2014. At September 30, 2015, our derivative liabilities had shorter lives resulting in reduced valuations and a larger gain on the change in fair value as compared to September 30, 2014.

Income Tax (Expense) Benefit

Nine month periods ended September 30, 2015 and 2014. We recognized income tax expense of $20,677,458 for the nine month period ended September 30, 2015 compared to an income tax benefit of $8,747,063 for the nine month period ended September 30, 2014. The change was due to placing a full valuation allowance on deferred tax assets arising from net operating loss carryforwards, property, plant and equipment and stock based compensation in the third quarter of 2015.

Three month periods ended September 30, 2015 and 2014. We recognized income tax expense of $21,795,143 for the three month period ended September 30, 2015 compared to an income tax benefit of $7,440,766 for the month period ended September 30, 2014. The change was due to placing a full valuation allowance on deferred tax assets arising from net operating loss carryforwards, property, plant and equipment and stock based compensation in the third quarter of 2015.

Net Loss

Nine month periods ended September 30, 2015 and 2014. The aforementioned factors resulted in a net loss of $24,877,141, or $0.17 per common share, for the nine month period ended September 30, 2015, as compared to a net loss of $14,177,740, or $0.10 per common share, for the nine month period ended September 30, 2014.

Three month periods ended September 30, 2015 and 2014. The aforementioned factors resulted in a net loss of $23,465,831, or $0.15 per common share, for the three month period ended September 30, 2015, as compared to a net loss of $12,103,040, or $0.09 per common share, for the three month period ended September 30, 2014.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the nine month period ended September 30, 2015, we completed the following offerings:

Purchase of Additional Securities

On September 18, 2015, 9 note holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013, elected to purchase “Units” of the Company’s securities in consideration of cancellation of amounts owed by the Company to such Note Holders for their September 18, 2015 interest on such Notes (the “September Interest Payment”), at a rate of $0.35 per Unit. Each Unit consists of one share of our common stock and one common stock purchase warrant. Each warrant is exercisable at $0.50 and expires five years after the issuance date. In the aggregate, $114,765 of the $142,415 of interest owed was cancelled in exchange for 327,900 units. Such Note Holders included Luxor Capital Partners, LP and certain of its affiliates, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain of Mr. Oring’s affiliates.

In connection with the issuance of such Units, we entered a registration rights agreement (the “September Registration Rights Agreement”), dated September 18, 2015, with the Note Holders.

Pursuant to the September Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the Securities and Exchange Commission (the “SEC”) within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the shares of common stock issued to Note Holders in exchange for the cancellation of the September Interest Payment.

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act of 1933, as amended, (the “Securities Act”). The Note Holders will also be granted piggyback registration rights with respect to such shares.

Completion of Private Placement

On July 30, 2015, we completed a private placement (the “Offering”) of our securities to certain accredited investors. The securities were issued and sold in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

In the Offering, we sold 2,215,429 “Units” of the Company’s securities at a purchase price of $0.35 per Unit, resulting in aggregate gross proceeds to us of $775,400. We intend to use the net proceeds from the Offering for general working capital purposes.

Each Unit consists of one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”); and one common stock purchase warrant. Each warrant will entitle the warrant holder to purchase one (1) share of the Company’s Common Stock, at an exercise price (the “Warrant Exercise Price”) of $0.50 per share (the “Warrants,” and as exercised, collectively, the “Warrant Shares”). Such Warrants will expire five years from the date of issuance.

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

Completion of Private Placement

On May 21, 2015, we completed a private placement (the “Offering”) of our securities to five (5) investors (the “Investors”). The securities were issued and sold in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

In the Offering, we sold 2,843,000 “Units” of the Company’s securities at a purchase price of $0.35 per Unit, resulting in aggregate gross proceeds to us of $995,050. We intend to use the net proceeds from the Offering for general working capital purposes.

Each Unit consists of one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”); and one common stock purchase warrant. Each warrant will entitle the warrant holder to purchase one (1) share of the Company’s Common Stock, at an exercise price (the “Warrant Exercise Price”) of $0.50 per share (the “Warrants,” and as exercised, collectively, the “Warrant Shares”). Such Warrants will expire five years from the date of issuance.

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

Each Unit consists of one (1) share of the Company’s common stock, $0.001 par value per share (the “Common Stock”); and one common stock purchase warrant. Each warrant will entitle the warrant holder to purchase one (1) share of the Company’s Common Stock, at an exercise price (the “Warrant Exercise Price”) of $0.50 per share (the “Warrants,” and as exercised, collectively, the “Warrant Shares”). Such Warrants will expire five years from the date of issuance.

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

Working Capital Deficit

The following is a summary of our working capital deficit at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	Percent Increase/(Decrease)
Current Assets	$1,326,731	$887,690	49.5%
Current Liabilities	(5,614,044)	(1,235,042)	354.6%
Working Capital Deficit	$(4,287,313)	$(347,352)	1134.3%

The increase in our working capital deficit was primarily attributable to reclassification of $3,263,853 of convertible notes (net of discount) and the related derivative liability of $465,359 to current liabilities in the first quarter of 2015 as the convertible notes can be called within one year of the balance sheet date. Additionally, to address liquidity constraints, we have elected to defer payment on obligations due to related party service providers and debt holders resulting in an increase in current liabilities. Unrestricted cash was $1,230,358 as of September 30, 2015, as compared to $584,976 as of December 31, 2014.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2015	2014	Percent Increase/(Decrease)
Cash Flows Used in Operating Activities	$(3,055,659)	$(2,420,486)	26.2%
Cash Flows Provided by Investing Activities	452,762	181,737	149.1%
Cash Flows Provided by Financing Activities	3,248,279	524,000	519.9%
Net Change in Cash During Period	$645,382	$(1,714,749)	(137.6)%

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $3,055,659 during the nine month period ended September 30, 2015 from $2,420,486 during the nine month period ended September 30, 2014. The increase was due to reclassification of $227,345 to restricted cash which consisted of funds designated for debt collateral and to increased payments to our metallurgical consultants due to an expansion of our technical program.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $452,762 during the nine month period ended September 30, 2015, as compared to $181,737 during the nine month period ended September 30, 2014. The increase is due to additional proceeds received from asset sales and to less equipment purchased in 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $3,248,279 during the nine month period ended September 30, 2015, as compared to $524,000 during the nine month period ended September 30, 2014. The increase was due to additional funds received from private placement offerings completed and to continued deferral of payments on certain long term debt in 2015.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of September 30, 2015, we had an accumulated deficit of $80,282,950. As of September 30, 2015, we had a working capital deficit of $4,287,313, compared to a working capital deficit of $347,352 as of December 31, 2014. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of October 31, 2015, we had operating cash reserves in the amount of approximately $1,012,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of September 30, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities in 2015, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on our consolidated financial statements upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $1,230,358 at September 30, 2015 and $584,976 at December 31, 2014. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended September 30, 2015 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: November 23, 2015	By:	/s/ Martin B. Oring
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Melvin L. Williams
Melvin L. Williams
Chief Financial Officer
(Principal Accounting Officer)