Form 10-K
period 2015-12-31
Searchlight Minerals Corp.
filed 2016-04-05
CIK 1084226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 (106,718,331 shares) was approximately $26,679,583 (computed based on the closing sale price of the common stock at $0.25 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the issuer outstanding as of March 31, 2016 was 286,291,994 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Currently, we are in the process of optimizing the various components of the production process, including the thermal pre-treatment testing and autoclave process. We have also hired an independent team of well qualified and experienced experts to complete a technical review of the project. It is anticipated that a favorable report from this review would be used to facilitate the financing of the bankable feasibility study and commercial production facility.

We have not been profitable since inception and there is no assurance that we will develop profitable operations in the future. Our net loss for the years ended December 31, 2015 and 2014 was $27,086,775 and $18,513,603, respectively. As of December 31, 2015, we had an accumulated deficit of $82,492,584. We cannot assure you that we will have profitable operations in the future.

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

2.	Autoclave Optimization: We have installed certain required components to switch from using chlorine reagents to chlorine gas for the autoclave process. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave. We anticipate that this will also simplify and increase recovery of gold from the pregnant leach solution (PLS) derived from the autoclave process.

Initial test work conducted with the chlorine gas system has indicated that this system, used in lieu of the previous chlorine chemical system, provides a much higher oxidizing capability at a much lower total reagent cost, reduces the salt load in solution and therefore, eliminates the piping plugging problems encountered in previous autoclave test runs. Once additional bench autoclave tests have been completed to finalize the chemical and operating conditions, the 900 liter pilot autoclave will be operated to verify results to date at a larger scale.

3.	Third Party Review and Verification: We have hired an independent team of well qualified and experienced experts to complete a technical review of the project. It is anticipated that a favorable report from this review would be used to facilitate the financing of the bankable feasibility study and commercial production facility.

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

Employees

As of December 31, 2015, we had 11 full-time employees. We also had two significant consultants who provide services to our Clarkdale Slag Project operations. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

We have a history of operating losses and have an accumulated deficit. We recorded a net loss of $27,086,775 and $18,513,603 for the years ended December 31, 2015 and 2014, respectively, and have incurred cumulative net losses from operations of $82,492,584 and $55,405,809 as of December 31, 2015 and 2014, respectively. In addition, we had cash reserves of approximately $453,744 and $584,976 at December 31, 2015 and 2014, respectively. We have not commenced our proposed mineral processing and mining operations and are still in the exploration stages of our proposed operations. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future.

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

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project and our corporate operations at this time. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 31, 2016, we had operating cash reserves of approximately $1,670,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next 12 months and we will require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As of December 31, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount of classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In connection with our March 18, 2016 Offering to Luxor, the Board of Directors has also authorized, subject to stockholder approval, certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, among other things, would eliminate a classified Board of Directors and increase the number of authorized shares of our capital stock.

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and generally are not exercisable. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of our outstanding common stock. However, the applicable threshold percentage will not exceed 20% or more of our outstanding common stock in the case of any person or group who owned 15% or more of our outstanding common stock as of August 24, 2009, except in the case of one of our principal stockholders, Luxor Capital Partners, L.P. (“Luxor”), for whom we agreed to waive the 15% threshold to allow Luxor to acquire an unlimited amount of equity in connection with an Offering completed on March 18, 2016. These persons may be deemed to include certain of our officers, directors and principal stockholders. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights are designed to provide additional protection against abusive or unfair takeover tactics, such as offers for all shares at less than full value or at an inappropriate time (in terms of maximizing long-term stockholder value), partial tender offers and selective open-market purchases. The rights are intended to assure that our board of directors has the ability to protect stockholders and us if efforts are made to gain control of us in a manner that is not in the best interests of us and our stockholders. The rights could have the effect of delaying, deferring or preventing a change of control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of the common stock.

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

We currently rent the office space for our corporate headquarters at the current rate of $1,734 per month under a month-to-month sublease agreement from Ireland Inc. The office space, located at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052, consists of approximately 1,000 square feet.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the year ended December 31, 2015 is included in Exhibit 95 to this Annual Report on Form 10-K.

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

	Closing Sale Price
	High	Low
Year Ended December 31, 2015
Fourth Quarter	$0.22	$0.08
Third Quarter	0.35	0.18
Second Quarter	0.32	0.22
First Quarter	0.49	0.21

Year Ended December 31, 2014
Fourth Quarter	$0.50	$0.17
Third Quarter	0.29	0.18
Second Quarter	0.31	0.17
First Quarter	0.35	0.17

On March 31, 2016, the closing sales price on the OTCQB for the common stock was $0.08 as reported on the website of the NASDAQ Stock Market. As of March 31, 2016, there were 286,291,994 outstanding shares of common stock and approximately 147 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms). However, the number of holders of record of our shares of common stock (including the number of persons or entities holding stock in nominee or street name through various brokerage firms) exceeds the number of holders which would permit us to terminate the registration of our common stock under Section 12(g) of the Exchange Act.

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

Equity Compensation Plan Information

The following table provides information, as of December 31, 2015, with respect to options and warrants outstanding and available under our equity compensation plans, other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by security holders	8,325,448	$0.62	5,371,576
Equity compensation plans not approved by security holders	15,610,714	0.48	-
TOTAL	23,936,162	$0.53	5,371,576

As of December 31, 2015, we had also granted 15,610,714 options and warrants outside of stock option plans.

Recent Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold in the first quarter of 2016:

Conversion of Existing Notes and Completion of Private Placement

Luxor Capital Partners, LP (“Luxor”), on behalf of itself and certain of its affiliates (collectively, the “Luxor Group”), demanded repayment from the Company of all of the outstanding principal and interest owing on their Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Luxor Notes”). Lacking sufficient funds to make such repayments, we agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s restricted common stock, $0.001 par value per share (the “Common Stock”), at a rate of $0.035 per share. On March 18, 2016, Luxor and its affiliates provided the Company with Conversion Notices consistent with such terms and conditions. In the aggregate, the Luxor Group converted $2,691,000 owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s Common Stock. The Company has subsequently cancelled the Luxor Notes.

The Company also agreed to sell to Luxor 42,857,143 shares of Common Stock, at a purchase price of $0.035 per share, for a total consideration of $1,500,000. On March 18, 2016, we completed a private placement (the “Offering”) of our securities to Luxor on such terms and conditions. The securities were issued in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. We intend to use the net proceeds from the Offering for general working capital purposes. In connection with the Offering, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement, each dated March 18, 2016, with Luxor. The Common Stock Purchase Agreement contains representations and warranties of the Company and Luxor that are customary for transactions of the type contemplated in connection with the Offering.

The Luxor Group has also agreed, as a condition of the Offering, that all of its 12,128,708 currently owned warrants shall not be exercisable until at least September 18, 2016. In addition, in connection with the Offering, our Board of Directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our Common Stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our Common Stock (an “acquiring person”). Our Board of Directors has previously waived the 15% limitation in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owner of up to 26% of the shares of our Common Stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, we have agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not an “acquiring person” under the Rights Agreement under any circumstance. Following the Offering, Luxor is the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) of approximately 49.83% of our Common Stock.

The Board of Directors has also authorized, subject to stockholder approval, certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, among other things, would eliminate a classified Board of Directors and increase the number of authorized shares of our capital stock. The Board of Directors will call for an annual meeting of our stockholders and will nominate five designees, three of which shall be designees of Luxor, for election as directors at such meeting.

Private Placement of Additional Securities

Pursuant to a letter agreement between us and Luxor, dated March 18, 2016, entered into by Luxor and us (the “Letter Agreement”), Luxor agreed that it, or its designees, will invest up to an additional $1,250,000 in to be issued shares of our Common Stock, at a purchase price of $0.045 per share, upon the completion of certain milestones set forth in such Letter Agreement. The securities will be issued in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder. We intend to use the net proceeds from such sales for general working capital purposes. In connection with the additional investment described in the Letter Agreement, we entered into a common stock purchase agreement, dated March 18, 2016 (the “Second Common Stock Purchase Agreement”) with Luxor Capital Group, LP, an affiliate of Luxor (“Luxor Capital”). The Second Common Stock Purchase Agreement contains representations and warranties of the Company and Luxor Capital that are customary for transactions of the type contemplated in connection with the Offering. In addition, upon the completion of certain milestones set forth in such Letter Agreement, we will enter into a Registration Rights Agreement with Luxor Capital or its designees.

Additional Note Conversions

Also on March 18, 2016, Martin Oring, one of our directors and our Chief Executive Officer, and members of his family, pursuant to Amendments to Convertible Promissory Notes, dated March 18, 2016, provided us with Conversion Notices whereby they elected to convert all of the principal and accrued but unpaid interest owing on their Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Oring Notes” and together with the Luxor Notes, the “2013 Notes”), into shares of our Common Stock at a rate of $0.035 per share. In the aggregate, Mr. Oring and his family members converted $428,491 owing on such notes in exchange for 12,242,600 shares of the Company’s Common Stock. The Company has subsequently cancelled the Oring Notes.

The following sets forth information regarding unregistered securities sold in the fourth quarter of 2015:

Purchase of Additional Securities

On September 18, 2015, nine note holders (“Note Holders”) of our secured convertible promissory notes (“Notes”) that were issued pursuant to a Secured Convertible Note Purchase Agreement entered into on September 18, 2013, elected to purchase “Units” of the Company’s securities in consideration of cancellation of amounts owed by the Company to such Note Holders for their September 18, 2015 interest on such Notes (the “September Interest Payment”), at a rate of $0.35 per Unit. Each Unit consists of one share of our common stock and one common stock purchase warrant. Each warrant is exercisable at $0.50 and expires five years after the issuance date. In the aggregate, $114,765 of the $142,415 of interest owed was cancelled in exchange for 327,900 units. Such Note Holders included Luxor Capital Partners, LP and certain of its affiliates, Martin Oring, one of our directors, and our Chief Executive Officer and President, and certain of Mr. Oring’s affiliates.

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

In connection with the Offering, our board of directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”). Our Board of Directors has previously waived the 15% limitations currently in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, we have agreed further waive the existing limitations to allow Luxor to become the beneficial owners of up to 26% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor was the beneficial owner of approximately 24.43% of our common stock (including giving effect to any warrants or other rights to purchase share of our common stock).

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

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2015. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

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

2.	Autoclave Optimization: We have installed certain required components to switch from using chlorine reagents to chlorine gas for the autoclave process. We believe that this will not only significantly lower supply costs on the commercial unit but will eliminate the potential problems of salt formation in the autoclave. We anticipate that this will also simplify and increase recovery of gold from the pregnant leach solution (PLS) derived from the autoclave process.

Initial test work conducted with the chlorine gas system has indicated that this system, used in lieu of the previous chlorine chemical system, provides a much higher oxidizing capability at a much lower total reagent cost, reduces the salt load in solution and therefore, eliminates the piping plugging problems encountered in previous autoclave test runs. Once additional bench autoclave tests have been completed to finalize the chemical and operating conditions, the 900 liter pilot autoclave will be operated to verify results to date at a larger scale.

3.	Third Party Review and Verification: We have hired an independent team of well qualified and experienced experts to complete a technical review of the project. It is anticipated that a favorable report from this review would be used to facilitate the financing of the bankable feasibility study and commercial production facility.

Anticipated Cash Requirements

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. During the next 12 months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs during the next 12 months and we will require additional financing in order to fund these activities. As of December 31, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

A decision on allocating additional funds for the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed. The Clarkdale Slag Project work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once the feasibility study is completed and analyzed. Therefore, our current financial resources will not be sufficient to allow us to meet the anticipated costs of our testing, feasibility and commercialization programs and we may require additional financing in order to fund these activities. We do not currently have any financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

In order to proceed with our testing and feasibility activities during the next 12 months we will need additional financing. If the actual costs are significantly greater than anticipated, if we proceed with our testing and feasibility activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during the next 12 months, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

Results of Operations

Years Ended December 31, 2015 and 2014

The following table illustrates a summary of our results of operations for the periods set forth below:

	Year Ended December 31
	2015	2014
Revenue	$-	$-
Operating expenses	(6,442,039)	(27,388,661)
Rental revenue	20,400	26,875
Interest and dividend income	1,833	516
Interest expense	(553,862)	(527,841)
Other expense	(10,591)	(18,659)
Change in derivative liabilities	574,942	(381,336)
Income tax (expense) benefit	(20,677,458)	9,775,503
Net loss	$(27,086,775)	$(18,513,603)

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the year ended December 31, 2015. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Year Ended December 31
	2015	2014

Mineral exploration and evaluation expenses	$2,284,197	$2,136,184
Mineral exploration and evaluation expenses – related party	225,360	307,408
Administrative – Clarkdale site	110,965	108,529
General and administrative	2,207,915	5,009,328
General and administrative – related party	195,555	175,095
(Gain) loss on asset dispositions and impairment	(2,548)	18,140,349
Depreciation	1,420,595	1,511,768
Total operating expenses	$6,442,039	$27,388,661

Operating expenses decreased by 76.5% to $6,442,039 during the year ended December 31, 2015 from $27,388,661 during the year ended December 31, 2014. Operating expenses were higher in 2014 primarily as a result of abandonment of the Searchlight mining claims and to additional general and administrative expenses incurred.

Mineral exploration and evaluation expenses increased by 6.9% to $2,284,197 during the year ended December 31, 2015 from $2,136,184 during the year ended December 31, 2014. Mineral exploration and evaluation expenses increased in 2015 primarily as a result of more consulting fees incurred due to hiring firms to independently validate the technical program.

Mineral exploration and evaluation expenses – related party decreased by 26.7% to $225,360 during the year ended December 31, 2015 from $307,408 during the year ended December 31, 2014. Expenses include advance royalty payments, consulting fees and expense reimbursements due to NMC. The decrease was due to less consulting fees provided by NMC in 2015 as more work was performed by outside firms hired to independently validate the technical program.

General and administrative expenses decreased by 55.9% and amounted to $2,207,915 during the year ended December 31, 2015 from $5,009,328 during the year ended December 31, 2014. General and administrative expenses decreased primarily as a result of granting significantly less stock options and warrants to executive officers, directors, employees, consultants and affiliates during 2015 as compared to 2014. Additionally, we incurred significantly less legal fees due to a change in our fee arrangement with our legal counsel from a fixed monthly fee to actual charges incurred.

General and administrative – related party amounted to $195,555 and $175,095 for the years ended December 31, 2015 and 2014, respectively. These expenses include accounting support services and rent expense. The accounting support services are performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our Chief Financial Officer. Rent payments are made to Ireland Inc. (“Ireland”) for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our directors is the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Accounting expenses – related party increased to $175,283 during the year ended December 31, 2015 from $145,875 for the year ended December 31, 2014. The increase was due to more complex transactions. These fees do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $59,596 and $42,304 of the above fees for the years ended December 31, 2015 and 2014, respectively.

Rent expense – related party decreased to $20,272 during the year ended December 31, 2015 from $29,220 for the year ended December 31, 2014. The decrease was due to reduced monthly rental payments required under a new sublease agreement.

Loss on asset dispositions and impairment amounted to $18,140,349 during the year ended December 31, 2014. The amount was comprised of the write off of the Searchlight mining claims, adjustment to the loss on the sale of a building and lot and writing down land that was classified as held for sale. We completed the sale of the land in 2015 and recognized a gain of $2,548.

Depreciation expense decreased 6% to $1,420,595 during the year ended December 31, 2015 from $1,511,768 during the year ended December 31, 2014. The decrease was due to certain large equipment becoming fully depreciated in the fourth quarter of 2014.

Other Income and Expenses. Total other income (expense) increased to net income of $32,722 during the year ended December 31, 2015 from net expense of $900,445 during the year ended December 31, 2014. The change was primarily due to the change in fair values of our derivative liabilities.

We received incidental rental revenue of $20,400 and $26,875 during the years ended December 31, 2015 and 2014, respectively. Rental arrangements are minor in amount and are typically on a month to month basis.

Income Tax (Expense) Benefit. Income tax expense was $20,677,458 during the year ended December 31, 2015 and income tax benefit was $9,775,503 during the year ended December 31, 2014. In 2015, income tax expense was primarily the result of a change in judgement regarding the need for a full valuation allowance on all of the beginning-of-year and current year deferred tax assets arising from federal and state net operating loss carryforwards, property, plant and equipment and stock based compensation. The change in judgment with respect to the application of the valuation allowance resulted from delays in receiving third party validation of the Company’s production process and as such, our timeline to production remains uncertain. During 2014, the income tax benefit was primarily a result of reversal of deferred tax liabilities related to the Searchlight mining claims which were written off in September 2014 and to an increase in income tax benefit due to granting 18,661,000 stock options and warrants to officers, directors, employees, consultants and affiliates.

Net Loss. The aforementioned factors resulted in a net loss of $27,086,775 or $0.18 per common share, for the year ended December 31, 2015, as compared to a net loss of $18,513,603, or $0.14 per common share, for the year ended December 31, 2014.

As of December 31, 2015 and 2014, we had cumulative net operating loss carryforwards of $55,099,095 and $50,227,272, respectively, for federal income tax purposes. The federal net operating loss carryforwards expire between 2025 and 2035.

We had cumulative state net operating losses of $21,580,786 and $23,374,445 as of December 31, 2015 and 2014, respectively, for state income tax purposes. The state net operating loss carryforwards began expiring in 2012 and unless used will continue to expire through 2035.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities. During 2015 and 2014, we completed the following issuances of convertible notes and conducted the following financings of our securities:

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

In connection with the Offering, our board of directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”). Our Board of Directors has previously waived the 15% limitations currently in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, we have agreed further waive the existing limitations to allow Luxor to become the beneficial owners of up to 26% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement. Following the Offering, Luxor was the beneficial owner of approximately 24.43% of our common stock (including giving effect to any warrants or other rights to purchase share of our common stock).

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

Working Capital

The following is a summary of our working capital at December 31, 2015 and 2014:

	At December 31,
	2015	2014
Current assets	$613,798	$887,690
Current liabilities	(6,126,012)	(1,235,042)
Working capital deficit	$(5,512,214)	$(347,352)

As of December 31, 2015, we had an accumulated deficit of $82,492,584. As of December 31, 2015, we had working capital deficit of $5,512,214, compared to $347,352 as of December 31, 2014. The decrease in our working capital was primarily attributable to our net loss offset by the receipt of net proceeds of $3,248,279 from stock issuances and net proceeds of $457,548 from the disposition of property in 2015. Cash was $453,744 as of December 31, 2015, as compared to $584,976 as of December 31, 2014.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2015	2014
Cash used in operating activities	$(3,604,928)	$(3,086,798)
Cash provided by investing activities	452,762	181,737
Cash provided by financing activities	3,020,934	1,424,213
Net decrease in cash during year	$(131,232)	$(1,480,848)

Net Cash Used in Operating Activities. Net cash used in operating activities increased to $3,604,928 during the year ended December 31, 2015 from $3,086,798 during the year ended December 31, 2014. In 2014, less cash was consumed by operating activities due to voluntary relinquishment of certain accounts payable – related party, accrued salaries and directors fees. Additionally, certain accounts payable – related party were satisfied through the issuance of common stock.

Net Cash Provided by Investing Activities. Net cash provided by investing activities increased to $452,762 during the year ended December 31, 2015 from net cash provided by investing activities of $181,737 during the year ended December 31, 2014. The change was due to more proceeds received from the sale of a property in 2015 and to less equipment purchases during 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities increased to $3,020,934 for the year ended December 31, 2015 compared to $1,424,213 for the year ended December 31, 2014. The increase in cash provided by financing activities was the result of more cash received from private placements in 2015 as compared to 2014.

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

We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations. As of December 31, 2015, we had a working capital deficit of $5,512,214, compared to $347,352 as of December 31, 2014. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of March 31, 2016, we had operating cash reserves in the amount of approximately $1,670,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of December 31, 2015, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In order to proceed with our testing and feasibility activities during the next 12 months we will need additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP.  The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17 which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

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

We had unrestricted cash totaling $453,744 at December 31, 2015 and $584,976 at December 31, 2014. Our cash is invested primarily in money market funds and are not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Tel: 702-784-0000 Fax: 702-784-0161 www.bdo.com	6671 Las Vegas Blvd. South, Suite 200 Las Vegas, NV 89119

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Searchlight Minerals Corp.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Searchlight Minerals Corp. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Searchlight Minerals Corp.at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
April 4, 2016

BDO USA, LLP, a Delaware limited liability partnership, is the U.S. member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

BDO is the brand name for the BDO network and for each of the BDO Member Firms.

SEARCHLIGHT MINERALS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$453,744	$584,976
Prepaid expenses	87,325	75,214
Deferred financing fees	72,729	-
Assets held for sale	-	227,500

Total current assets	613,798	887,690

Property and equipment, net	6,301,953	7,717,762
Assets held for sale, non-current portion	-	227,500
Restricted cash	227,345	-
Slag project	121,874,102	121,829,655
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Deferred financing fees	-	97,401
Reclamation bond and deposits, net	14,566	14,566

Total non-current assets	136,030,358	137,499,276

Total assets	$136,644,156	$138,386,966

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,151,183	$897,951
Accounts payable - related party	348,916	21,539
VRIC payable, current portion - related party	657,295	315,552
Convertible debt, net of discount	3,324,941	-
Derivative liability - convertible debt	590,536	-
Derivative warrant liability	53,141	-

Total current liabilities	6,126,012	1,235,042

Long-term liabilities
VRIC payable, net of current portion - related party	40,849	382,592
Convertible debt, net of discount	-	3,087,380
Derivative liability - convertible debt	-	1,218,619
Deferred tax liability	48,224,926	27,547,468

Total long-term liabilities	48,265,775	32,236,059

Total liabilities	54,391,787	33,471,101

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 154,306,537 and 144,153,748 shares, respectively, issued and outstanding	154,306	144,153
Additional paid-in capital	164,590,647	160,177,521
Accumulated deficit	(82,492,584)	(55,405,809)

Total stockholders' equity	82,252,369	104,915,865

Total liabilities and stockholders' equity	$136,644,156	$138,386,966

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	2,284,197	2,136,184
Mineral exploration and evaluation expenses - related party	225,360	307,408
Administrative - Clarkdale site	110,965	108,529
General and administrative	2,207,915	5,009,328
General and administrative - related party	195,555	175,095
(Gain) loss on asset dispositions	(2,548)	18,140,349
Depreciation	1,420,595	1,511,768

Total operating expenses	6,442,039	27,388,661

Loss from operations	(6,442,039)	(27,388,661)

Other income (expense)
Rental revenue	20,400	26,875
Other expense	(10,591)	(18,659)
Change in fair value of derivative liabilities	574,942	(381,336)
Interest expense	(553,862)	(527,841)
Interest and dividend income	1,833	516

Total other income (expense)	32,722	(900,445)

Loss before income taxes	(6,409,317)	(28,289,106)

Income tax (expense) benefit	(20,677,458)	9,775,503

Net loss	$(27,086,775)	$(18,513,603)

Comprehensive loss	$(27,086,775)	$(18,513,603)

Loss per common share - basic and diluted

Net loss	$(0.18)	$(0.14)

Weighted average common shares outstanding -

Basic	150,629,365	136,874,342

Diluted	150,629,365	136,874,342

See Accompanying Notes to these Consolidated Financial Statements

F-3

SEARCHLIGHT MINERALS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock			Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2013	135,768,318	$135,768	$154,268,204	$(36,892,206)	$117,511,766

Share-based compensation	-	-	2,229,233	-	2,229,233

Contributions of capital	-	-	1,108,953	-	1,108,953

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.20 per share net of $3,287 issuance costs	7,392,500	7,392	1,467,821	-	1,475,213

Issuance of common stock for accrued interest under Common Stock Purchase Agreement, $0.20 per share	633,500	634	126,066	-	126,700

Loss on interest settled in shares	-	-	19,005	-	19,005

Issuance of common stock for accounts payable related party, $0.32 per share	359,430	359	114,659	-	115,018

Modification of private placement warrants	-	-	13,863	-	13,863

Issuance of warrants to affiliates	-	-	829,717	-	829,717

Net loss, December 31, 2014	-	-	-	(18,513,603)	(18,513,603)

Balance, December 31, 2014	144,153,748	144,153	160,177,521	(55,405,809)	104,915,865

Share-based compensation	-	-	878,866	-	878,866

Issuance of common stock for accrued interest, $0.25 per share	516,460	516	128,599	-	129,115

Issuance of common stock for accrued interest, $0.35 per share	327,900	328	125,103	-	125,431

Issuance of common stock for cash under Common Stock Purchase Agreement, $0.35 per share, net of $22,172 financing costs	9,308,429	9,309	3,238,970	-	3,248,279

Modification of private placement warrants	-	-	41,588	-	41,588

Net loss, December 31, 2015	-	-	-	(27,086,775)	(27,086,775)

Balance, December 31, 2015	154,306,537	$154,306	$164,590,647	$(82,492,584)	$82,252,369

See Accompanying Notes to these Consolidated Financial Statements

F-4

SEARCHLIGHT MINERALS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,086,775)	$(18,513,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,420,595	1,511,768
Stock based compensation	878,866	2,229,233
Stock based expenses	41,588	843,580
(Gain) loss on asset dispositions and impairment	(2,548)	18,140,349
Amortization of prepaid expense	341,141	394,754
Amortization of debt financing fees and debt discount	262,233	242,709
Deferred income taxes	20,677,458	(9,775,503)
Change in fair value of derivative liabilities	(574,942)	381,336
Loss on interest settled in shares	10,666	19,005
Accounts payable settlement	(378,136)	-
Changes in operating assets and liabilities:
Prepaid expenses	(353,252)	(332,365)
Reclamation bond and deposits	-	(325)
Accounts payable and accrued liabilities	1,158,178	1,772,264

Net cash used in operating activities	(3,604,928)	(3,086,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions	457,548	245,943
Purchase of property and equipment	(4,786)	(64,206)

Net cash provided by investing activities	452,762	181,737

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	3,270,451	1,478,500
Stock issuance costs	(22,172)	(3,287)
Cash restricted for debt collateral	(227,345)	-
Proceeds from convertible notes	-	69,000
Payments on VRIC payable - related party	-	(120,000)

Net cash provided by financing activities	3,020,934	1,424,213

NET CHANGE IN CASH	(131,232)	(1,480,848)

CASH AT BEGINNING OF PERIOD	584,976	2,065,824

CASH AT END OF PERIOD	$453,744	$584,976
-
SUPPLEMENTAL INFORMATION
Interest paid, net of capitalized amounts	$47,748	$157,416

Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable satisfied by contribution of capital - related party	$-	$342,427

Accrued salaries and fees satisfied by contribution of capital	$-	$511,526

VRIC payable satisfied by contribution of capital - related party	$-	$255,000

Common stock issued in satisfaction of accrued interest	$243,880	$126,700

Common stock issued in satisfaction of accounts payable - related party	$-	$115,018

Derivative liability - convertible debt	$-	$9,519

See Accompanying Notes to these Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

As of December 31, 2015, the Company had cumulative net losses of $82,492,584 from operations and had not commenced its commercial mining and mineral processing operations; rather it is still in the exploration stage. For the year ended December 31, 2015, the Company incurred a net loss of $27,086,775, had negative cash flows from operating activities of $3,604,928 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $5,512,214 at December 31, 2015.

To address liquidity constraints, the Company intends to seek additional sources of capital through the issuance of equity or debt financing. Additionally, the Company has reduced expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment where available of outsourced consulting fees, current and future board fees, officer salaries, monthly professional fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the Company’s business significantly. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

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

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between levels.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. 73,189,240 and 60,761,162 stock options, warrants and common shares issuable upon the conversion of notes were outstanding as of December 31, 2015 and 2014, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases. The standard requires that a lessee recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the previous GAAP.  The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17 which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance is expected to affect only the presentation and disclosures of the Company’s consolidated financial statements.

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

2.	RESTRICTED CASH

At December 31, 2015, restricted cash amounted to $227,345 and consisted of funds designated for debt collateral.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Furniture and fixtures	$38,255	$(37,963)	$292	$38,255	$(37,476)	$779
Lab equipment	249,061	(249,061)	-	249,061	(247,356)	1,705
Computers and equipment	71,407	(61,644)	9,763	68,558	(54,025)	14,533
Vehicles	47,675	(46,158)	1,517	47,675	(45,458)	2,217
Slag conveyance equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,526,867)	2,103,196	6,630,063	(3,863,860)	2,766,203
Grinding circuit	913,679	(21,667)	892,012	913,679	(11,667)	902,012
Extraction circuit	938,352	(462,668)	475,684	938,352	(274,997)	663,355
Leaching and filtration	1,300,618	(1,300,618)	-	1,300,618	(1,040,494)	260,124
Fero-silicate storage	4,326	(2,163)	2,163	4,326	(1,731)	2,595
Electrowinning building	1,492,853	(746,426)	746,427	1,492,853	(597,141)	895,712
Site improvements	1,677,844	(715,775)	962,069	1,675,906	(591,259)	1,084,647
Site equipment	360,454	(353,638)	6,816	360,454	(338,588)	21,866
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(8,825,564)	$6,301,953	$15,122,730	$(7,404,968)	$7,717,762

Depreciation expense was $1,420,595 and $1,511,768 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

The Company rents corporate office space on month-to-month terms from a related party as further discussed in Note 18. Total rent expense was $20,272 and $29,220 for the years ended December 31, 2015 and 2014, respectively.

On March 9, 2015, the Company completed the sale of three parcels of land for net proceeds of $457,548 with half of the net proceeds designated for operating purposes and the remaining half designated for debt and is recorded as restricted cash on the consolidated balance sheet.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects allocation of purchase price to the components of the Clarkdale Slag Project:

Allocation of acquisition cost:
Clarkdale Slag Project (including net deferred income tax liability assumed of $48,076,734)	$120,766,877
Land - smelter site and slag pile	5,916,150
Land	3,300,000
Income property and improvements	309,750

Total	$130,292,777

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. As of December 31, 2015 and 2014, the cumulative interest cost capitalized and included in the Slag Project was $1,107,226 and $1,062,778 respectively.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CLARKDALE SLAG PROJECT (continued)

The following table sets forth the changes to the Clarkdale Slag Project components for the years ended December 31:

	2015	2014

Slag Pile, beginning balance	$121,829,655	$121,759,811
Capitalized interest costs	44,447	69,844

Slag Pile, ending balance	$121,874,102	$121,829,655

Land - smelter site and slag pile	$5,916,150	$5,916,150

Land, beginning balance	$1,696,242	$3,300,000
Held for sale	-	(1,603,758)

Land, ending balance	$1,696,242	$1,696,242

Income property and improvements, beginning balance	$-	$309,750
Assets sold	-	(309,750)
Income property and improvements, ending balance	$-	$-

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31:

	2015	2014

Trade accounts payable	$589,657	$728,021
Accrued compensation and related taxes	435,469	88,293
Accrued interest	126,057	81,637

	$1,151,183	$897,951

Amounts due to related parties are discussed in Note 18.

6.	DERIVATIVE WARRANT LIABILITY

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

In each November since 2012, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended for one year at each extension. The current expiration date is November 30, 2016. In all other respects, the terms and conditions of the warrants remained the same.

With respect to the extensions, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

	November 12, 2015	November 11, 2014

Risk-free interest rate	0.51%	0.14%
Expected volatility	88.50%	142.72%
Expected life (years)	1.0	1.0

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     DERIVATIVE WARRANT LIABILITY (continued)

As of December 31, 2015, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $1.27 per share, and (ii) the number of warrants was increased by 2,805,766 warrants. In connection with the financing completed with Luxor Capital Partners, L.P. and its affiliates (“Luxor”) on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $1.29 per share. During the year ended December 31, 2015, the warrants increased by 993,332 as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 9,147,029 and 8,153,697 as of December 31, 2015 and 2014, respectively.

The following table sets forth the changes in the fair value of derivative liability for the years ended December 31:

	2015	2014

Beginning balance	$-	$(81,574)
Adjustment to warrants	-	-
Change in fair value	(53,141)	81,574

Ending balance	$(53,141)	$-

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the years ended December 31:

	2015	2014

Dividend yield	-	-
Expected volatility	30.46% - 141.15%	29.38% - 153.76%
Risk-free interest rate	0.00% - 0.65%	0.02% - 0.26%
Expected life (years)	0.10 - 0.90	0.10 – 1.0

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

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes was five years, but the Notes can be demanded by the holders. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries. At December 31, 2015, the first priority lien included $227,345 of restricted cash specifically dedicated to debt collateral.

The Company may not incur additional secured indebtedness or other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes will become due and payable at 120% of the principal balance. The holders of the Notes had the right to purchase, pro rata, up to $600,000 of additional separate notes by September 18, 2014 on the same general terms and conditions as the original Notes. In September 2014, $69,000 of additional notes were issued.

At December 31, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as discussed in Note 8.

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

	2015	2014

Convertible notes at face value	$4,069,000	$4,000,000
Issuance of additional notes	-	69,000
Unamortized discount	(744,059)	(981,620)

Convertible notes, net of discount	$3,324,941	$3,087,380

Interest expense related to the Notes included the following for the years ended December 31:

	2015	2014

Interest rate at 7%	$284,830	$281,015
Amortization of debt discount	237,561	219,875
Amortization of deferred financing fees	24,671	22,834

Total interest expense on convertible notes	$547,062	$523,724

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE LIABILITY – CONVERTIBLE NOTES

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the years ended December 31, 2015 and 2014 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	2015	2014

Expected volatility	101.46 – 139.57%	96.46 – 117.85%
Risk-free interest rate	0.92 - 1.31%	1.25 – 1.73%
Expected life (years)	2.0 – 2.75	2.5 - 3.0

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

The following table sets forth the changes in the fair value of the derivative liability for the years ended December 31:

	2015	2014

Beginning balance	$1,218,619	$755,709
Issuance of convertible debt	-	9,519
Change in fair value	(628,083)	453,391

Ending balance	$590,536	$1,218,619

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $44,448 and $69,844 for the years ended December 31, 2015 and 2014, respectively. Interest costs incurred have been capitalized and included in the Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the years ending December 31:

2016	$720,000
2017	41,195
Thereafter	-

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	657,295

VRIC payable, net of current portion	$40,849

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 15.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY

During the year ended December 31, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	On November 12, 2015, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 16,189,414 shares of the Company’s common stock. The expiration date of the warrants was extended from November 12, 2015 to November 30, 2016. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants at zero.

b)	On September 18, 2015, the Company issued 327,900 units as consideration for cancellation of an aggregate of $114,765 of interest payments due on the convertible notes as of September 18, 2015. Each unit consists of one share of the Company’s common stock at $0.35 per share and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The Company recognized a loss on the settlement of $10,666. The remaining note holders received interest payments in cash.

c)	On July 30, 2015, the Company completed a private placement offering for gross proceeds of $775,400. A total of 2,215,429 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. Financing fees related to this placement were $9,468.

d)	On May 21, 2015, the Company completed a private placement offering for gross proceeds of $995,050. A total of 2,843,000 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. Financing fees related to this placement were $12,704.

e)	On April 20, 2015, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 3,000,000 shares of the Company’s common stock. The expiration date of the warrants was extended from June 1, 2015 to June 1, 2017. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s June 1, 2005 private placement. Related to this amendment, an expense of $41,588 was recorded and included in general and administrative expense.

f)	On March 25, 2015, the Company completed a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units will be issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY (continued)

g)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 of interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

During the year ended December 31, 2014, the Company’s stockholders’ equity activity consisted of the following:

a)	On December 23, 2014, the Board of Directors approved of entering into an exchange agreement with Cupit, Milligan, Ogden and Williams (“CMOW”) which provided for issuance of 359,430 shares of the Company’s common stock directly to Mr. Williams for the balance due to CMOW of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. CMOW is a related party as further discussed in Note 18.

b)	On December 23, 2014, the Company granted warrants for the purchase of 2,041,000 and 1,940,000 shares of common stock at $0.50 per share to VRIC and NMC, respectively. The warrants were granted in part to incentivize their continued support of the Company. The warrants expire on December 23, 2019. The warrants are considered indexed to the Company’s common stock and are classified as equity. The fair value of the warrants was calculated by the binomial lattice model and amounted to $720,840. VRIC and NMC are related parties as further discussed in Note 18.

c)	On December 18, 2014, due to liquidity needs, certain of the Company’s officers, directors, employees, consultants and affiliates voluntarily agreed to relinquish certain accrued salary, directors’ fees, invoices and other amounts due to them as of December 15, 2014 in the aggregate total of $1,008,953. The relinquishments were recorded as contributions of capital. The relinquishments involved certain related parties as more fully described in Notes 10 and 18.

d)	On December 8, 2014, the Company completed a private placement offering for gross proceeds of $599,500. A total of 2,997,500 units were issued at a price of $0.20. Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such warrants expire five years from the date of issuance. The warrants are considered indexed to the Company’s common stock and are classified as equity.

Total financing fees related to the October and December 2014 private placements amounted to $3,287.

e)	On November 11, 2014, the Company granted warrants for the purchase of 1,000,000 shares of common stock at $0.30 per share to NMC. The warrants were granted for investor relations. The warrants are fully vested and expire on November 11, 2019. The fair value of the warrants was calculated by the binomial lattice model and amounted to $108,877. The warrants are considered indexed to the Company’s common stock and are classified as equity. NMC is a related party as more fully described in Note 18.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY (continued)

f)	On November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 14,520,373 shares of the Company’s common stock. The expiration date of the warrants was extended from November 12, 2014 to November 12, 2015. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants at zero.

h)	On November 11, 2014, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holder, to amend the expiration date of 1,000,000 warrants issued in June 1, 2005. The expiration date of the warrants was extended from June 1, 2015 to June 1, 2017. The modification resulted in additional expense of $13,863.

i)	On October 24, 2014, the Company completed a private placement offering for gross proceeds of $1,005,700. A total of 5,028,500 units were issued at a price of $0.20. Each unit consisted of one share of the Company’s common stock and one-half of one share purchase warrant where each full warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.30 per share. Such warrants will expire five years from the date of issuance. The warrants are considered indexed to the Company’s common stock and are classified as equity. 4,395,000 units were sold for gross proceeds of $879,000 and 633,500 units were issued to convertible note holders in consideration of cancellation of an aggregate of $126,700 of interest payments due on the convertible notes as of September 18, 2014.

Luxor was issued 455,000 units as consideration of cancellation of $91,000 of interest payments due on the convertible notes as of September 18, 2014. In addition, Mr. Martin Oring, one of the Company’s directors, and Chief Executive Officer and President, and certain of his affiliates, purchased 500,000 units for gross proceeds of $100,000, and was issued 41,125 units as consideration of cancellation of $8,225 of interest payments due on the convertible notes as of September 18, 2014.

j)	On October 1, 2014 and on September 1, 2014, NMC contributed $50,000, respectively, of capital to the Company for payment of invoices from a consulting firm for metallurgical services. NMC is a related party as more fully described in Note 18.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	STOCKHOLDERS’ EQUITY (continued)

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at December 31, 2015:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date

1,000,000	$0.375	June 2016
3,410,526	1.27	November 2016
5,736,501	1.29	November 2016
7,042,387	1.85	November 2016
3,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,496	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020
2,843,000	0.50	May 2020
2,215,429	0.50	July 2020
327,900	0.50	September 2020

38,819,741

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At December 31, 2015, the Company had 5,371,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At December 31, 2015, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2015, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share, of which, 3,397,500 were outstanding. At December 31, 2015, options available for issuance under this plan amounted to 3,812,500.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participants shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of December 31, 2015, the Company had granted 2,238,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.68 per share, of which 2,177,627 were outstanding. As of December 31, 2015, options available for issuance under this plan amounted to 511,123.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of December 31, 2015, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share, of which 2,750,321 were outstanding. As of December 31, 2015, options available for issuance under this plan amounted to 1,047,953.

As of December 31, 2015, the Company had granted 15,610,714 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.48 per share. As of December 31, 2015, all of the options and warrants granted were outstanding.

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

Valuation of awards – At December 31, 2015, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the years ended December 31:

	2015	2014

Risk-free interest rate	0.24% - 1.76%	0.39% - 1.76%
Dividend yield	-	-
Expected volatility	91.23% - 123.12%	98.65% - 118.15%
Suboptimal exercise factor	2.00	2.50
Expected life (years)	1.00 - 4.10	2.00 - 4.25

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION (continued)

Stock-based compensation activity – During the year ended December 31, 2015, the Company granted stock-based awards as follows:

a)	On December 31, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.11 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On September 30, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

c)	On August 28, 2015, the Company granted stock options for the purchase of 3,804,000 shares of common stock at an exercise price of $0.50 per share. The options were granted to certain officers, directors, employees and consultants, are fully vested and expire on December 19, 2020.

d)	On August 28, 2015, the Company granted warrants for the purchase of 2,591,714 shares of common stock at an exercise price of $0.50 per share. The warrants were granted to three of the Company’s consultants for services provided, are fully vested and expire on August 28, 2020.

e)	On June 30, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.25 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

f)	On March 31, 2015, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.33 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2020. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

g)	On March 23, 2015, the Company’s Board of Directors unilaterally determined to amend 659,890 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2010 and have a weighted average exercise price of $0.83 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional expense of $31,544.

During the year ended December 31, 2014, the Company granted stock-based awards as follows:

a)	On December 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.30 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on December 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION (continued)

b)	On December 23, 2014, the Company granted stock options for the purchase of 4,099,000 shares of common stock at $0.50 per share. The options were granted to certain of the Company’s directors, executive officers and employees for compensation, are fully vested and expire on December 23, 2019. The exercise price of the stock options exceeded the closing price of the Company’s common stock for the grant date.

c)	On December 18, 2014, the Company granted stock options for the purchase of 7,965,000 shares of common stock at $0.41 per share. 4,734,000 of the options were granted under stock option plans. The options were granted to certain of the Company’s directors, executive officers and employees for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

d)	On December 18, 2014, the Company granted stock options for the purchase of 225,000 shares of common stock at $0.41 per share. The options were granted to consultants for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

e)	On December 18, 2014, the Company granted stock warrants for the purchase of 200,000 shares of common stock at $0.41 per share. The warrants were granted to a consultant for compensation, are fully vested and expire on December 18, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

f)	On November 19, 2014, the Company granted stock warrants for the purchase of 975,000 shares of common stock at $0.30 per share. The warrants were granted to consultants for compensation, are fully vested and expire on November 19, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

g)	On September 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.22 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

h)	On June 30, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.24 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

i)	On March 31, 2014, the Company granted stock options under the 2009 Directors Plan for the purchase of 54,000 shares of common stock at $0.26 per share. The options were granted to three of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2019. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

j)	On January 13, 2014, the Company extended the expiration date of 200,000 warrants issued to a consultant. The expiration date was extended from January 13, 2014 to January 13, 2016. All other terms were unchanged. The modification resulted in additional expense of $5,011.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK-BASED COMPENSATION (continued)

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $878,866 and $2,229,233 for the years ended December 31, 2015 and 2014, respectively. Such expenses have been included in general and administrative and mineral exploration and evaluation expense.

The following table summarizes the Company’s stock-based compensation activity for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	3,800,331	$0.56	$1.01	3.76
Options/warrants granted	13,680,000	0.16	0.43	4.96
Options/warrants expired	(92,586)	0.76	1.42
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2014	17,387,745	0.24	0.55	4.53
Options/warrants granted	6,611,714	0.13	0.49	4.84
Options/warrants expired	(63,297)	0.25	0.76	-
Options/warrants exercised	-	-	-	-

Outstanding, December 31, 2015	23,936,162	$0.21	$0.53	3.88	$-

Exercisable, December 31, 2015	23,636,162	$0.20	$0.52	3.89	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the year ended December 31, 2015 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards - The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the year ended December 31, 2015:

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2014	350,000	$0.93
Options/warrants granted	3,804,000	0.13
Options/warrants vested	(3,854,000)	0.13

Unvested, December 31, 2015	300,000	$0.99

For the years ended December 31, 2015 and 2014, the total grant fair value of shares vested was $515,152 and $102,439, respectively. As of December 31, 2015, there was $3,475 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which the related expense will be recognized was 0.92 years as of December 31, 2015. Included in the total of unvested stock options at December 31, 2015, was 250,000 performance-based stock options. At December 31, 2015, management determined that achievement of the performance targets was probable. The weighted average period over which they are estimated to vest was one year as of December 31, 2015.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.	PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following rental agreement as lessor:

Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

14.	INCOME TAXES

The Company is a Nevada corporation and is subject to federal, Arizona income taxes. Nevada does not impose a corporate income tax.

Significant components of the Company’s net deferred income tax assets and liabilities were as follows at December 31:

	2015	2014
Deferred income tax assets:

Net operating loss carryforward	$20,133,546	$18,520,488
Option compensation	1,779,327	1,451,484
Property, plant & equipment	1,523,674	1,264,961

Gross deferred income tax assets	23,436,547	21,236,933
Less: valuation allowance	(23,436,547)	(480,288)

Net deferred income tax assets	-	20,756,645

Deferred income tax liabilities:

Acquisition related liabilities	(48,224,926)	(48,304,113)

Net deferred income tax liability	$(48,224,926)	$(27,547,468)

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The realizability of deferred tax assets are reviewed at each balance sheet date. During the year ended December 31, 2015, the Company had a change in judgment regarding the need for a full valuation allowance on all of the beginning-of-year and current year deferred tax assets arising from federal and state net operating loss carryforwards, property, plant and equipment and stock based compensation. The change in judgment with respect to the application of the valuation allowance resulted from delays in receiving third party validation of the Company’s production process and as such, the Company’s timeline to production remains uncertain. The valuation allowance recorded on the beginning-of-year deferred tax assets was $20,756,645.

The Company’s deferred tax liabilities are related to depletable assets. Deferred income tax liabilities were recorded on GAAP basis over income tax basis using statutory federal and state rates with the corresponding increase in the purchase price allocation to the assets acquired. The resulting estimated future federal and state income tax liabilities associated with the temporary difference between the acquisition consideration and the tax basis are reflected as an increase to the total purchase price which has been applied to the underlying mineral and slag project assets in the absence of there being a goodwill component associated with the acquisition transactions.

A reconciliation of the deferred income tax (expense) benefit for the years ended at U.S. federal and state income tax rates to the actual tax provision recorded in the financial statements consisted of the following components for the years ended December 31:

	2015	2014

Deferred tax benefit at statutory rates	$2,243,261	$9,901,187
State deferred tax benefit, net of federal benefit	192,280	848,673
Increase (decrease) in deferred tax benefit from:
Change in valuation allowance	(22,956,259)	252,999
Change in state NOL’s	(238,122)	(191,495)
Gain (loss) on the change in fair value of derivative liabilities	218,478	(131,595)
Other permanent differences	(137,096)	(904,266)

Deferred income tax (expense) benefit	$(20,677,458)	$9,775,503

The Company had cumulative net operating losses of $55,099,095 as of December 31, 2015 for federal income tax purposes. The federal net operating loss carryforwards will expire between 2025 and 2035.

State income tax allocation - The Company had cumulative net operating losses of $21,580,786 as of December 31, 2015 for state income tax purposes. The state net operating loss carryforwards expire at various dates through 2035.

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At December 31, 2015, the total potential liability for severance agreements was $112,500.

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

Total advance royalty fees were $180,000 for the years ended December 31, 2015 and 2014. Advanced royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At December 31, 2015, the Company had $91,355 of deposits in excess of FDIC insured limits.

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

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS (continued)

The following table provides details of transactions between the Company and NMC for the years ended December 31:

	2015	2014

Reimbursement of expenses	$360	$7,008
Consulting services provided	45,000	120,400
Advance royalty payments	180,000	180,000

Mineral and exploration expense – related party	$225,360	$307,408

During the year ended December 31, 2014, NMC paid $100,000 of the Company’s expenses. In addition, on December 18, 2014, NMC relinquished $242,428 of amounts due to them. Such amounts were recorded as contributions to capital. The Company had outstanding balances due to NMC of $188,725 and $13,365 at December 31, 2015 and 2014, respectively.

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

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the years ended December 31:

	2015	2014

Accounting support services	$175,283	$145,875
Direct benefit to CFO	$59,596	$42,304

On December 23, 2014, the Board of Directors approved of entering into an exchange agreement with CMOW which provided for issuance of 359,430 shares of the Company’s common stock directly to Mr. Williams for the balance due to CMOW of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. The Company had an outstanding balance due to CMOW of $158,457 and $8,174 as of December 31, 2015 and 2014, respectively.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	RELATED PARTY TRANSACTIONS (continued)

Financial Consulting Services – Beginning in October of 2014, the Company utilized five individuals to provide financial consulting services. During the third quarter of 2015, the Company entered into consulting agreements with three of these individuals, all of the consultants provided similar services. One of these individuals is the son of the Company’s CEO, in consideration for his services, the Company issued to him 2,063,143 warrants to purchase common stock at an exercise price of $0.50 per share, which the Company has valued at an aggregate of $258,553. The warrants are fully vested and expire five years from the date of grant.

Ireland Inc. – The Company leases corporate office space on month-to-month terms from Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s directors is the CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland.

Total rent expense incurred to Ireland was $20,272 and $29,220 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, $1,734 was due to Ireland. No amounts were due as of December 31, 2014.

19.	SUBSEQUENT EVENTS

Conversion of Convertible Notes - Luxor, on behalf of itself and certain of its affiliates (collectively, the “Luxor Group”), demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Luxor Notes”). Lacking sufficient funds to make such repayments, the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s Common Stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s Common Stock. The Company has subsequently cancelled the Luxor Notes.

Also on March 18, 2016, Martin Oring, one of our directors and our Chief Executive Officer, and members of his family, pursuant to Amendments to Convertible Promissory Notes, dated March 18, 2016, provided us with Conversion Notices whereby they elected to convert all of the principal and accrued but unpaid interest owing on their Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Oring Notes” and together with the Luxor Notes, the “Notes”), into shares of the Company’s Common Stock at a rate of $0.035 per share. In the aggregate, Mr. Oring and his family members converted $428,491 owing on such notes in exchange for 12,242,600 shares of the Company’s Common Stock. The Company has subsequently cancelled the Oring Notes.

Private Placement – On March 18, 2016, the Company also agreed to sell to the Luxor Group, pursuant to a Common Stock Purchase Agreement, $1,500,000 of the Company’s Common Stock at a rate of $0.035 per share, totaling 42,857,143 shares.

The Luxor Group has agreed, as a condition of the Offering, that all of its 12,128,708 currently owned warrants shall not be exercisable until at least September 18, 2016.

In addition, in connection with the Offering, the Board of Directors agreed to further waive all of the existing limitations under the Rights Agreement, dated August 24, 2009, so that the Luxor Group would not be deemed an “acquiring person” under the Rights Agreement under any circumstance.

SEARCHLIGHT MINERALS CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS (continued)

Amendment to Certain Outstanding Common Stock Purchase Warrants - On March 17, 2016, the Board of Directors approved an amendment to the expiration dates of certain outstanding warrants to purchase up to an aggregate of 16,189,414 shares of the Company’s common stock. Prior to the amendment, these warrants were set to expire on November 30, 2016. After the amendment, these warrants are now set to expire on November 30, 2017. The terms and conditions of these warrants remain the same in all other respects. These warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The modification resulted in additional expense of $40,250.

Amendment to Certain Outstanding Stock Options – On March 17, 2016, the Company’s Board of Directors unilaterally determined to amend 1,428,748 stock options by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2011 and have a weighted average exercise price of $0.98 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. The modification resulted in additional expense of $8,813.

Increase in Authorized Shares of Common Stock - The Board of Directors has authorized, subject to stockholder approval, certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, among other things, would increase the number of authorized shares of the Company’s capital stock.

F-38

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K for the year ended December 31, 2015, our management, with the participation of principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, such disclosure controls and procedures were effective at a reasonable level of assurance to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our board members are encouraged to attend meetings of the board of directors and the annual meeting of stockholders. The board of directors held 14 meetings 2015. Officers serve at the discretion of the board of directors.

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

For Messrs. Mack, Conboy and Estra, we believe that each did not have any transactions or other relationships which would have exceeded the AMEX objective standards or would otherwise interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Committees of the Board Of Directors

Audit Committee. We have an Audit Committee and an audit committee charter. Our Audit Committee is presently comprised of Michael W. Conboy, Jordan M. Estra and John E. Mack. Mr. Mack is the Chairman of the Audit Committee. Each of Messrs. Conboy, Estra and Mack is an independent director. We believe that each of Messrs. Estra and Mack qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). On September 8, 2006, we adopted a revised audit committee charter and a whistle blower policy. The purpose of the amendments to the audit committee charter is to expand on the role of the Audit Committee’s relationship with external auditors and the primary committee responsibilities. The purpose of the whistle blower policy is to encourage all employees to disclose any wrongdoing that may adversely impact us, our stockholders, employees, investors, or the public at large. The policy also sets forth (i) an investigative process of reported acts of wrongdoing and retaliation, and (ii) procedures for reports of questionable auditing, accounting and internal control matters from employees on a confidential and anonymous basis and from other interested third parties. A copy of our audit committee charter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 27, 2006. Our Audit Committee is responsible for:

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

Our Compensation Committee is comprised of John E. Mack, Michael W. Conboy and Jordan M. Estra. Mr. Estra is the Chairman of the Compensation Committee. Each of Messrs. Mack, Conboy and Estra is an independent director.

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

Our Nominating and Governance Committee is comprised of Martin B. Oring, John E. Mack, Michael W. Conboy, Jordan M. Estra and Carl S. Ager. Mr. Conboy is the Chairman of the Nominating and Governance Committee. Each of Messrs. Mack, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

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

Our Disclosure Committee is presently comprised of John E. Mack, Carl S. Ager, Martin B. Oring, Michael W. Conboy and Jordan M. Estra. Mr. Mack is the Chairman of the Disclosure Committee. Each of Messrs. Mack, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2015, with the exception of the following:

Item 11.         Executive Compensation

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

Item 14.         Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, which we will file with the Securities and Exchange Commission within 120 days after our fiscal year end.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	First Amendment to the Amended and Restated Bylaws of Searchlight Minerals Corp.(3)
4.1	Specimen Stock Certificate (4)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (5)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (6)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (6)
10.3	2007 Stock Option Plan (7)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (8)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (9)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (10)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (11)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (12)

10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (13)
10.10	Notice of Exercise Option (14)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (15)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (16)
10.13	Special Warranty Deed dated February 15, 2007 (16)
10.14	Bill of Sale dated February 15, 2007 (16)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (16)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (17)
10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (18), (19)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (18)
10.20	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (20)
10.21	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (21)
10.22	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
10.23	Form of Securities Purchase Agreement, dated June 7, 2012 (23)
10.24	Form of Registration Rights Agreement, dated June 7, 2012 (23)
10.25	Form of Voting Agreement, dated June 7, 2012 (23)
10.26	Form of Secured Convertible Note Purchase Agreement, dated September 18, 2013, by and between Searchlight Minerals Corp. and the investors listed on Schedule I attached thereto (24)
10.27	Form of Secured Convertible Promissory Note of Searchlight Minerals Corp. dated September 18, 2013 (24)
10.28	Form of Registration Rights Agreement, dated September 18, 2013, between Searchlight Minerals Corp. and each of the several purchasers signatory thereto (24)
10.29	Form of Pledge and Security Agreement, dated September 18, 2013, by and among Searchlight Minerals Corp., Clarkdale Minerals, LLC, and Clarkdale Metals Corp. in favor of the Collateral Agent on behalf of the Secured Parties listed on the signature pages thereto (24)
10.30	First Amendment to Voting Agreement and Irrevocable Proxy Coupled with Interest, effective September 18, 2013, by and among Searchlight Minerals Corp. and each of the undersigned stockholders thereto (24)
10.31	Sublease Agreement, dated September 1, 2013, by and between Ireland, Inc. and Searchlight Minerals Corp. (24)
10.32	Effluent lease dated August 25, 2005 between Town of Clarkdale and Clarkdale Minerals, LLC (25)
10.33	Form of Warrant, dated October 24, 2014 (26)
10.34	Letter from Cupit, Milligan, Ogden & Williams, dated as of December 23, 2014 (27)
10.35	Common Stock and Warrant Purchase Agreement, dated March 25, 2015 (28)
10.36	Warrant, dated March 25, 2015 (28)
10.37	Registration Rights Agreement, dated March 18, 2015 (28)
10.38	Form of Registration Rights Agreement, dated March 18, 2015 (28)
10.39	Form of Warrant, dated May 21, 2015 (29)
10.40	Form of Registration Rights Agreement, dated May 21, 2015 (29)
10.41	Form of Warrant, dated July 30, 2015 (30)
10.42	Form of Registration Rights Agreement, dated July 30, 2015 (30)
10.43	Form of Amendment to Secured Convertible Promissory Note, dated March 18, 2016 (31)
10.44	Common Stock Purchase Agreement, dated March 18, 2016 (31)
10.45	Form of Registration Rights Agreement, dated March 18, 2016 (31)
10.46	Letter Agreement, dated March 18, 2016 (31)
10.47	Second Common Stock Purchase Agreement, dated March 18, 2016 (31)

14.1	Code of Ethics (32)
21.1	List of Wholly Owned Subsidiaries*
23.3	Consent BDO USA, LLP*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure*
99.1	Audit Committee Charter (32)
99.2	Disclosure Committee Charter (33)
99.3	Related Party Transactions Policy (34)
99.4	Compensation Committee Charter (35)
99.5	Nominating and Corporate Governance Charter (35)
99.6	Corporate Governance Guidelines (35)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(7)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(15)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(21)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 11, 2012.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(25)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2013
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2014
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on December 29, 2014
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on March 30, 2015
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on May 28, 2015
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on August 4, 2015
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on March 23, 2016
(32)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(33)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(34)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(35)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2016	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President and Director	April 4, 2016
Martin B. Oring	(Principal Executive Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and	April 4, 2016
Carl S. Ager	Director

/s/ MELVIN L. WILLIAMS	Chief Financial Officer	April 4, 2016
Melvin L. Williams	(Principal Accounting Officer)

/s/ MICHAEL W. CONBOY	Director	April 4, 2016
Michael W. Conboy

/s/ JOHN E. MACK	Director	April 4, 2016
John E. Mack

/s/ JORDAN M. ESTRA	Director	April 4, 2016
Jordan M. Estra