Form 10-K/A
period 2015-12-31
Searchlight Minerals Corp.
filed 2016-04-29
CIK 1084226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

The number of shares of common stock of the issuer outstanding as of April 22, 2016 was 286,310,744 shares.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Searchlight Minerals Corp. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2016. This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, “Searchlight,” “Company,” “we,” “us” and “our” refer to Searchlight Minerals Corp. and its consolidated subsidiaries, principally Clarkdale Minerals LLC, a Nevada limited liability company, and Clarkdale Metals Corp., a Nevada corporation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

General Information

The following sets forth certain information with respect to the individuals who currently serve as members of the Board of Directors (the “Board”) of the Company as of the date of this filing:

Our bylaws provide that the terms of office of the members of our Board be divided into three classes, Class I, Class II and Class III, the members of which serve for staggered three-year terms. The terms of the current Class I, Class II and Class III directors are set to expire at the next annual meeting of stockholders for the 2017, 2016 and 2018 years, respectively. At each annual meeting of stockholders, directors chosen to succeed those whose terms then expire are elected for a term of office expiring at the third succeeding annual meeting of stockholders after their election or until their successors are elected and qualify, subject to their prior death, resignation or removal. Our Board presently consists of five directors. None of our directors or executive officers is related to one another.

Our Board members are encouraged to attend meetings of the Board and the annual meeting of stockholders. The Board held 14 meetings during 2015. Officers serve at the discretion of the Board.

The following table sets forth certain biographical information with respect to our directors and executive officers:

Name	Position	Age

Martin B. Oring	Director (Class III), Chairman of the Board, Chief Executive Officer and President	70
Carl S. Ager	Director (Class II), Vice President, Secretary and Treasurer	41
John E. Mack	Director (Class II)	68
Michael W. Conboy	Director (Class I)	40
Jordan M. Estra	Director (Class I)	68

Martin B. Oring, Director, Chairman of the Board, President and Chief Executive Officer. Mr. Oring has been a member of our Board since October 6, 2008 and our Chairman of the Board, President and Chief Executive Officer since October 1, 2010. Mr. Oring has been a member of the board of directors of Eos Petro, Inc. since October 12, 2012, and served as its Chief Executive Officer from June 2013 through January 2016. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Dublin, Ireland, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring contributes his leadership skills, knowledge and finance background, and business experience to our Board. In addition, we believe that Mr. Oring’s membership on our Board helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

Carl S. Ager, Director, Vice President, Secretary and Treasurer. Mr. Ager has been a member of our Board since July 25, 2005 and our Vice President, Secretary and Treasurer since October 7, 2005. In 1997, Mr. Ager obtained his Bachelor of Applied Sciences – Engineering Geophysics degree from Queen’s University in Kingston, Ontario. Since January, 2003, Mr. Ager has been President of CSA Management Corp, a private Nevada corporation which provides consulting services, including business planning and administration. However, CSA has not had active operations since 2005. Mr. Ager also served as Vice President and a director of Nanominerals from June 2003 until June 2007. Prior to joining Nanominerals and CSA Management, Mr. Ager’s experience included working as an investment executive for Scotia McLeod, one of Canada’s leading full-service brokerage firms (2000-2002). As an engineer and an executive with experience in working with natural resource companies, we believe that Mr. Ager contributes his leadership skills, knowledge, finance and technology background, and business experience to our Board. In addition, we believe that Mr. Ager’s membership on our Board helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

John E. Mack, Director. Mr. Mack has over 35 years of international banking and financial business management experience. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited in Tokyo, Japan. Prior to joining Shinsei Bank and for more than twenty-five years, Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including twelve years as Corporate Treasurer. Since 2006, Mr. Mack has been retired and has served as a director in several companies. Mr. Mack is a member of the board of directors of Flowers National Bank, Incapital Holdings LLC and Medley Capital Corporation, and is Vice-Chairman and a director of Islandsbanki hf located in Reykjavik, Iceland. Mr. Mack holds an MBA from the University of Virginia Darden School of Business and received his bachelor's degree in economics from Davidson College. Mr. Mack is a “Financial Expert” in accordance with SEC and exchange listing audit committee requirements. In determining Mr. Mack’s qualifications to serve on our Board, the Board has considered, among other things, his experience and expertise in finance, accounting and management. In addition, we believe that Mr. Mack’s membership on our Board helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

Michael W. Conboy, Director. Mr. Conboy has been a member of our Board since October 26, 2010. Since 2003, Mr. Conboy has worked at Luxor Capital Group, LP, an investment management firm based in New York, New York, and currently serves as its Director of Research. Luxor Capital Group, LLC is one of the Company’s principal stockholders. From 2000-2003, Mr. Conboy worked as a distressed investments analyst at ING in New York and London for ING’s internal proprietary desk, where he was actively involved in numerous restructurings. Since 2010, he also has served as the Chairman of the board of directors of CML Metals Corp., which is focused on redeveloping the Comstock/Mountain Lion iron ore mine in southwestern Utah. Mr. Conboy also serves as a director of Innovate Loan Servicing Corporation, a finance company focused on the subprime auto loan sector. Mr. Conboy earned his B.S. in Business Administration from Georgetown University. As an investment banker and an executive with experience in working with natural resource companies, we believe that Mr. Conboy contributes his leadership skills, knowledge, finance and industry background, and business experience to our Board. In addition, we believe that Mr. Conboy’s membership on our Board helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

Jordan M. Estra, Director. Mr. Estra has been a member of our Board since March 1, 2010. Mr. Estra is also a director of Starcore International Mines and Meadow Bay Gold, both publicly traded gold mining companies. Since July 2010, Mr. Estra has been President and Chief Executive Officer of Ensurge, Inc., a mining investment company seeking gold mining opportunities in Brazil. He became a director of Ensurge in February 2010. From May 2009 until July 2010, Mr. Estra had been the Managing Director of Private Equity at Sutter Securities Incorporated in San Francisco, California and Boca Raton, Florida, where he specializes in raising capital for emerging natural resource companies. From October 2009 through December 2009, Mr. Estra served as the Chief Executive Officer of Signature Exploration and Production Corp. From April 2007 to April 2009, Mr. Estra was a Managing Director of Investment Banking with Jesup & Lamont Securities, Inc. Mr. Estra was a Senior Vice President of Investment Banking with Dawson James Securities, Inc. from September 2006 to March 2007 and a Managing Director of Healthcare Investment Banking with Stanford Financial Group from June 2003 to September 2006. From 1986 to 2003, Mr. Estra held senior research and/or investment banking positions with a number of brokerage and investment banking firms. From 1971 to 1986, Mr. Estra held various positions in finance, corporate strategic planning and marketing with AMAX, Inc., a global natural resources leader with interests in precious metals, copper, lead, zinc, coal, oil and gas, molybdenum, tungsten and iron ore. He served as Assistant to the Chairman and was Vice President of Marketing and Strategic Planning when he resigned in 1986 to pursue a career on Wall Street. Mr. Estra graduated with High Distinction from Babson College with a degree in International Economics and with Honors from the Columbia University Graduate School of Business with an MBA in Finance. He holds Series 7, 24, 63, 86 and 87 securities licenses. As an investment banker and an executive with experience in working with natural resource companies and as an Audit Committee financial expert, we believe that Mr. Estra contributes his leadership skills, knowledge, finance and technology background, and business experience to our Board. In addition, we believe that Mr. Estra’s membership on our Board helps to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

Consultants

Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. We have engaged Nanominerals as a consultant to provide us with the use of its laboratory, instrumentation, milling equipment and research facilities, which has allowed us to perform tests and analysis both effectively and in a more timely manner than would otherwise be available from other such consultants. Dr. Charles A. Ager performs the services for us in his authorized capacity with Nanominerals under our consulting arrangement with Nanominerals. Carl S. Ager, our Vice President, Secretary and Treasurer, is the son of Dr. Ager. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. The following sets forth certain biographical information with respect to Dr. Ager:

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

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board. In addition to considering an appropriate balance of knowledge, experience and capability, the Board has as an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.

Independent Directors; Review, Approval or Ratification of Transactions with Related Persons

We currently have five members on our Board. We believe that each of John E. Mack, Michael W. Conboy and Jordan M. Estra is independent under the criteria established by Section 803A of the NYSE Amex LLC (“AMEX”) Company Guide for director independence, but that neither of the remaining two members are independent. The AMEX criteria include various objective standards and a subjective test. A member of the Board is not considered independent under the objective standards if, for example, he or she is employed by us. Mr. Oring and Mr. Ager are not independent because they are our employees. The subjective test requires that each independent director not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We considered commercial, financial services, charitable, and other transactions and other relationships between us and each director and his or her family members and affiliated entities.

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

We have ongoing business relationships with affiliates of our management and principal stockholders. In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project. We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project with Nanominerals, one of our principal stockholders, which is an affiliate of a member of our executive management and Board, Carl S. Ager. In addition, Martin B. Oring, our President and Chief Executive Officer and a member of our Board, serves as a consultant to Ireland Inc. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs. However, the existence of these continuing obligations may create a conflict of interest between us and all of our Board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. In addition, Nanominerals’ interest in Ireland, Inc. and its other mining related business interests may create a conflict of interest between us and our Board members and senior executive management who are affiliates of Nanominerals.

Because we currently have only three independent directors, the existence of these continuing obligations to our affiliates may create a conflict of interest between us and our non-independent Board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. We intend to make good faith efforts to recruit independent persons to our Board. We intend to evaluate the independence of each of our directors in connection with the preparation of the proxy statement for our next annual meeting of stockholders.

Although we only have three independent directors, the Board has adopted a written Related Person Transactions Policy, which describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

Compensation Committee. We have a Compensation Committee and have adopted a Compensation Committee charter. Our Compensation Committee assists our Board in determining and developing plans for the compensation of our officers, directors and employees. Specific responsibilities include the following:

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

Nominating and Governance Committee. We have a Nominating and Governance Committee and have adopted a Nominating and Governance Committee charter. Our Nominating and Governance Committee will assist the Board by identifying and recommending individuals qualified to become members of our Board, reviewing correspondence from our stockholders, establishing, evaluating and overseeing our corporate governance guidelines, and recommending compensation plans for our directors. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees,

•	establishing a policy for considering stockholder nominees for election to our Board,

•	evaluating and recommending candidates for election to our Board, and

•	recommending and determining the compensation of our directors.

Our Nominating and Governance Committee is comprised of Martin B. Oring, John E. Mack, Michael W. Conboy, Jordan M. Estra and Carl S. Ager. Mr. Conboy is the Chairman of the Nominating and Governance Committee. Each of Messrs. Mack, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

Disclosure Committee and Charter. We have a Disclosure Committee and a Disclosure Committee charter. A copy of the Disclosure Committee charter was filed as an exhibit to our Form 10-KSB filed with the SEC on April 13, 2004. The purpose of the Disclosure Committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Our Disclosure Committee is presently comprised of John E. Mack, Carl S. Ager, Martin B. Oring, Michael W. Conboy and Jordan M. Estra. Mr. Mack is the Chairman of the Disclosure Committee. Each of Messrs. Mack, Conboy and Estra is an independent director. However, Messrs. Oring and Ager are not independent directors.

Board Leadership Structure and Risk Oversight

Our Board has an integrated structure in which the roles of Chairman and Chief Executive Officer are combined. The Board has determined that our three non-management directors are independent. Generally, our Board structure provides that an independent lead director presides at the executive sessions of the non-management directors and at all Board meetings at which the Chairman is not present, serves as liaison between the Chairman and the independent directors, frequently communicates with the Chief Executive Officer, calls meetings of the independent directors, obtains Board member and management input, sets the agenda for the Board with the Chief Executive Officer, approves meeting schedules to assure there is sufficient time for discussion of all agenda items, works with the Chief Executive Officer to ensure that the Board members receive the right information on a timely basis, stays current on major risks and focuses the Board members on such risks, molds a cohesive board, works with the Audit Committee and Compensation Committee to evaluate Board and committee performance, facilitates communications among directors, assists in recruiting and retention for new Board members, ensures that committee structure and committee assignments are appropriate and effective, ensures outstanding governance processes, and leads discussions regarding Chief Executive Officer performance, personal development and compensation. Our former lead independent director, Martin B. Oring, became our President and Chief Executive Officer in October 2010, and, therefore, no longer is an independent director. We currently do not have a lead independent director.

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

Related Person Transactions Policy

On March 17, 2009, the Board adopted a written Related Person Transactions Policy, which describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest. Related party transactions, which are limited to those described in this policy, are subject to the approval or ratification by the Audit Committee in accordance with this policy.

Our Code of Ethics, which applies to our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer and all senior financial officers, provides that all conflicts of interest should be avoided. Pursuant to Item 404 of Regulation S-K of the Securities Act, certain transactions between the issuer and certain related persons need to be disclosed in our filings with the SEC. In addition, under Section 78.140 of the Nevada Revised Statutes, certain transactions between us and our directors and officers may need to be approved by our Board or a duly authorized committee of the Board. Finally, SEC rules require our Board to assess whether relationships or transactions exist that may impair the independence of our outside directors. The policy is intended to provide guidance and direction on related party transactions.

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

For purposes of the policy, “related party” means any of the following:

•	a director and any director nominee,

•	an executive officer,

•	a person known by us to be the beneficial owner of more than 5% of our common stock,

•	an entity which is owned or controlled by a person listed above, or an entity in which a person listed above has a substantial ownership interest or control of such entity, or

•	a person who is an immediate family member of any of the foregoing.

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

All related party transactions are required to be disclosed to the Audit Committee of the Board and any material related party transaction are required to be disclosed to the full Board. Related party transactions will be brought to management’s and the Board’s attention in a number of ways. Each of our directors and executive officers is instructed and periodically reminded to inform the Office of the Secretary of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions. Any potential related party transactions that are brought to our attention are analyzed by our legal department, or if none exists, our outside counsel, in consultation with management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction requiring compliance with the policy.

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

The Audit Committee will apply these factors, and any other factors it deems relevant to its determination, in a manner that is consistent with the rules and regulations promulgated by the SEC and the objectives of the policy. Given that this list of factors is non-exclusive and, further, that the factors have not been assigned any particular level of importance with respect the other factors, the Audit Committee will have a certain amount of discretion in applying these factors. The members of the Audit Committee, however, must exercise their reasonable business judgment in making a determination regarding the transaction at issue.

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

For example, regarding transactions that would impair independence, if our securities become listed on a national securities exchange that requires a certain percentage of the Board to be independent, and the Audit Committee determines that a particular transaction will impair the independence of an outside director, potentially causing us to contradict the exchange mandated independence requirement, that particular transaction may be rejected. However, there could arise a situation where, due to the importance of the transaction to our overall business and financial position and strategic objectives and our ability to appoint another independent director, such a transaction might be approved by the Audit Committee.

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

Under the policy, any “related party transaction” will be consummated or will continue only if:

•	the Audit Committee shall approve or ratify such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party,

•	the transaction is approved by the disinterested members of the Board, or

•	if the transaction involves compensation, that such transaction is approved of by our Compensation Committee.

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

Rule 10b5-1 Plans

The Board has authorized directors and other executive officers who are subject to our stock-trading pre-clearance and quarterly blackout requirements, at their election, to enter into plans, at a time they are not in possession of material non-public information, to purchase or sell shares of our common stock that satisfy the requirements of Exchange Act Rule 10b5-1. Rule 10b5-1 permits trading on a pre-arranged, “automatic-pilot” basis subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. Using these plans, officers and directors can gradually diversify their investment portfolios and spread stock trades over a period of time regardless of any material, non-public information they may receive after adopting their plans. As a result, trades under 10b5-1 plans by our directors and other executive officer may not be indicative of their respective opinions of our performance at the time of the trade or of our potential future performance. The Board believes that it is appropriate to permit directors and senior executives, whose ability to purchase or sell our common stock is otherwise substantially restricted by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information, to engage in pre-arranged trading in accordance with Rule 10b5-1. Trades by our directors and executive officers pursuant to Rule 10b5-1 trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC, as required by applicable law. Currently, we do not have any Rule 10b5-1 trading plans for any of our officers and directors.

Stockholder Communication with Our Board of Directors

Our Board has established a process for stockholders to communicate with the Board or with individual directors. Stockholders who wish to communicate with our Board or with individual directors should direct written correspondence to our Corporate Secretary at our principal executive offices located at 2360 West Horizon Ridge Pkwy., Suite 100, Henderson, Nevada, 89052. Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock,

•	the name and address, as they appear on our books, of the stockholder sending such communication, and

•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

The Corporate Secretary will forward such communications to our Board or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, and based solely on our review of the copies of such reports furnished to us and written representations from the directors and executive officers, we believe that all reports needed to be filed by current Section 16 reporting persons have been filed in a timely manner for the year ended December 31, 2015, with the exception of the following: A Form 4 filed by Mr. Oring on November 3, 2015, reflecting two acquisition transactions from September 18, 2015, and another Form 4 filed by Mr. Oring on March 24, 2015, reflecting two acquisition transactions from March 18, 2015.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation received during the two years ended December 31, 2015 by our Chief Executive Officer, former Chief Financial Officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this Report:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Martin B. Oring,	2015	200,000		-	-	256,280	-	-	-		456,280
Director, President and CEO (2)	2014	6,250	(2)	-	-	729,443	-	-	49,580	(2)	785,273
Carl S. Ager,	2015	160,000		-	-	44,849	-	-	-		204,849
Director, Vice President and Secretary (3)	2014	33,327	(3)	-	-	332,316	-	-	-		365,643
Melvin L. Williams,	2015	130,000		-	-	21,143	-	-	59,596	(4)	210,739
Chief Financial Officer (4)	2014	27,077	(4)	-	-	223,557	-	-	42,304	(4)	292,938

(1)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 11 to the consolidated financial statements (“Stock-Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2015 for our valuation assumptions used to calculate the grant date fair value.

(2)	Mr. Oring was appointed as our President and Chief Executive Officer on October 1, 2010. Mr. Oring entered into an employment agreement on October 1, 2010 for an annual salary of $30,000. Mr. Oring was also paid a director fee of $10,000 per month through June 30, 2011. Mr. Oring’s director fees are included in other compensation in the above table. Effective July 1, 2011, Mr. Oring’s total base compensation was increased to $200,000 per annum. Mr. Oring’s salary as our President and Chief Executive Officer was unchanged but his director fees were increased to $170,000 per annum or $14,167 per month. Due to our continuing liquidity needs, Mr. Oring received cash compensation of $47,497 and voluntarily agreed to relinquish $23,750 of salary and $120,420 of director’s fees due to him as of December 15, 2014. Mr. Oring did not receive any cash payments during the year ended December 31, 2015. At December 31, 2015 and 2014 we had total accrued compensation payable to Mr. Oring of $208,333 and $8,333 respectively.

(3)	Mr. Ager was appointed as our Secretary, Treasurer and Chief Financial Officer on October 7, 2005. Mr. Ager entered into an employment agreement on January 1, 2006 and received an annual salary of $160,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Ager’s annual base compensation to $120,000. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Ager to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Due to our continuing liquidity needs, Mr. Ager received cash compensation of $26,660 and voluntarily agreed to relinquish $126,673 of salary due to him as of December 15, 2014. Mr. Ager did not receive any cash payments during the year ended December 31, 2015. At December 31, 2015 and 2014 we had compensation payable to Mr. Ager of $166,660 and $6,667 respectively.

(4)	Mr. Williams was appointed as our Chief Financial Officer on June 14, 2006. Mr. Williams entered into an employment agreement on June 14, 2006 and received an annual salary of $130,000 from January 1, 2008 until September 30, 2010. From October 1, 2010 through June 30, 2011, we agreed to reduce Mr. Williams’ annual base compensation to $97,500. Effective July 1, 2011, the Compensation Committee approved to restore cash compensation levels for Mr. Williams to his base salary that existed prior to the 25% reduction based on the favorable results from autoclave testing. Due to our continuing liquidity needs, Mr. Williams received cash compensation of $21,660 and voluntarily agreed to relinquish $102,923 of accrued compensation due to him as of December 15, 2014. Mr. Williams received no cash payments during the year ended December 31, 2015. At December 31, 2015 and 2014 we had compensation payable to Mr. Williams of $135,410 and $5,417 respectively.

Other compensation includes direct benefit to Mr. Williams of $59,596 and $42,304 from fees incurred in 2015 and 2014, respectively, with Cupit, Milligan, Ogden & Williams, an affiliate of Mr. Williams, to provide accounting support services. These amounts were based on the profit percentage derived by Mr. Williams from the revenue earned by Cupit Milligan in the applicable period, as applied to the fees for services provided to us. As of December 31, 2015 we had outstanding fees payable to Cupit Milligan of $158,457 and $8,147 respectively.

Mr. Williams resigned as our Chief Financial Officer effective April 8, 2016.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options for each of our Named Executive Officers outstanding as of December 31, 2015:

Name and Position	Number of Securities Underlying Options (#)Exercisable		Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Stock Awards Number of Shares or Units of Stock that Have Not Vested (#)

Martin B. Oring(1) Director, President and CEO	15,000		-		-	$1.20	3/31/2016	(3)	-
	25,714		-		-	$0.70	6/30/2016	(3)	-
	18,462		-		-	$0.98	9/30/2016	(3)	-
	100,000		-		-	$0.91	10/1/2016	(3)	-
	50,000		-		-	$1.45	10/6/2016	(3)	-
	100,000		-		-	$0.91	12/22/2016	(3)	-
	450,000	(1)	-		-	$1.22	9/21/2016		-
	50,000		-		-	$1.45	10/6/2016		-
	50,000		-		-	$1.45	10/6/2017		-
	3,500,000		-		-	$0.41	12/18/2019		-
	1,154,000		-		-	$0.50	12/23/2019		-
	100,000		-		-	$0.91	10/1/2020		-
	2,000,000	(4)	-		-	$0.50	12/19/2020
	-		150,000	(1)	-	$1.22	9/21/2021		-

Carl S. Ager Director, Vice President, Treasurer and Secretary	225,000	(2)	-		-	$1.22	9/21/2016		-
	-		100,000	(2)	-	$1.22	9/21/2021		-
	1,000,000		-		-	$0.41	12/18/2019		-
	1,014,000		-		-	$0.50	12/23/2019		-
	350,000	(4)	-		-	$0.50	12/19/2020

Melvin L. Williams Chief Financial Officer	75,000		-		-	$1.22	7/8/2016	(5)	-
	243,902		-		-	$0.41	7/8/2016	(6)	-
	256,098		-		-	$0.41	4/8/2017	(7)	-
	824,000		-		-	$0.50	12/23/2019		-
	165,000	(4)	-		-	$0.50	12/19/2020

(1)	On September 21, 2011, Mr. Oring was granted options to purchase up to 600,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 600,000 options, 200,000 options vested on execution of the agreement. The remaining 400,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 150,000 options vested upon completion of defined target from metallurgical tests; (ii) 150,000 will vest upon obtaining a funding commitment to construct a gold recovery facility; and (iii) 100,000 vested upon Mr. Oring completing 30 months of service as CEO.

(2)	On September 21, 2011, Mr. Ager was granted options to purchase up to 325,000 shares of our common stock pursuant to a non-qualified stock option agreement. Of the 325,000 options, 125,000 options vested on execution of the agreement. The remaining 200,000 options vest over the term of the option in connection with the occurrence of certain events, as follows: (i) 100,000 options vested upon completion of defined target from metallurgical tests and (ii) 100,000 will vest upon obtaining a funding commitment to construct a gold recovery facility.

(3)	On March 23, 2015, our Board unilaterally determined to amend these stock options by extending their expiration dates by twelve months.

(4)	On August 28, 2015 Mr. Oring, Mr. Ager and Mr. Williams were granted 2,000,000, 350,000 and 165,000 shares of our common stock respectively, pursuant to a non-qualified option agreement. The options were fully vested at December 31, 2015.

(5)	The original expiration date for such options was September 21, 2016. Mr. Williams resigned effective as of April 8, 2016. As such, all vested ISOs held by Mr. Williams pursuant to the 2009 Option Plan shall terminate three months after the date service terminates, which is July 7, 2016.

(6)	The original expiration date for such options was December 18, 2019. Mr. Williams resigned effective as of April 8, 2016. As such, all vested ISOs held by Mr. Williams pursuant to the 2009 Option Plan shall terminate three months after the date service terminates, which is July 7, 2016.

(7)	The original expiration date for such options was December 18, 2019. Mr. Williams resigned effective as of April 8, 2016. As such, all vested Non-Qualified Stock Options held by Mr. Williams pursuant to the 2009 Option Plan shall terminate one year after the date service terminates, which is April 8, 2017.

Potential Payments upon Termination of Employment or a Change of Control

We have entered into change in control agreements with Martin B. Oring, our President and Chief Executive Officer, Carl S. Ager, our Vice President, Secretary and Treasurer, and Melvin L. Williams, our former Chief Financial Officer, in connection with their respective employment agreements. The agreement with Mr. Oring provides for the vesting of any unvested options granted in connection with his employment agreement in the event of a significant corporate transaction generally resulting in a sale or change of control. The agreements for Mr. Ager and Mr. Williams provide for payments to be made to each named executive officer upon termination of employment; however, Mr. Williams resigned on April 8, 2016.

In the event that the agreement with Mr. Ager is terminated by us, other than for cause, we will provide Mr. Ager with six months written notice or payment equal to six months of his monthly salary.

The severance amounts are payable in cash, in a lump sum. As of December 31, 2015, in the event of a qualifying termination, Mr. Ager would have been entitled to cash payments totaling $80,000 and Mr. Williams would have been entitled to cash payments totaling $32,500.

Director Compensation

This section provides information regarding the compensation policies for our directors and amounts paid and securities awarded to these directors in the year ended December 31, 2015.

From January 1, 2008 until September 30, 2010, we agreed to pay non-employee directors compensation of $3,000 per month in cash. From October 1, 2010 through June, 30, 2011, the directors agreed to reduce their base cash compensation by 25% to $2,250 per month. As of July 1, 2011, we agreed to restore the base cash compensation to $3,000 per month. In addition, directors have a choice between receiving $9,000 value of our common stock per quarter, where the appropriate number of shares to equal $9,000 is determined by the closing price of our stock on the last trading day of each quarter, or a number of options to purchase twice the number of shares of common stock that the director would otherwise receive if the director elected to receive shares, with an exercise price based on the closing price of our stock on the last trading day of each quarter. Effective April 1, 2011, the Board implemented a policy whereby the number of options granted for quarterly compensation to each director is limited to 18,000 options per quarter.

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

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Robert D. McDougal (4)	$36,000	(8)	-	$39,886	-	-	$75,886
Jordan M. Estra (5)	$36,000	(8)	-	$39,886	-	-	$75,886
Michael W. Conboy (6)	-		-	-	-	-	-
John E. Mack(7)	$36,000	(8)	-	$39,886	-	-	$75,886

(1)	No stock awards were granted for the year ended December 31, 2015.

(2)	Amounts listed in this column represent the aggregate grant date fair value for grants during the fiscal year, computed in accordance with Accounting Standards Codification 718, “Compensation—Stock Compensation,” (ASC 718), rather than the amounts realized by the named individuals. See Note 11 to the consolidated financial statements (“Stock Based Compensation”) included in our Annual Report on Form 10-K for the year ended December 31, 2015 for our valuation assumptions used to calculate the grant date fair value.

(3)	The following stock option awards were made to the directors in the table in 2015, as computed in accordance with ASC 718: (i) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.33 per share and a grant date value of $0.16 per share (March 31, 2015); (ii) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.25 per share and a grant date value of $0.12 per share (June 30, 2015); (iii) 18,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.22 per share and a grant date value of $0.10 per share (September 30, 2015); (iv) 18,000 stock options each to Jordan M. Estra, John E. Mack and Robert D. McDougal with an exercise price of $0.11 per share and a grant date value of $0.05 per share (December 31, 2015); and (v) 250,000 stock options each to Jordan M. Estra, Robert D. McDougal and John E. Mack with an exercise price of $0.50 per share and a grant date value of $0.13 per share (August 28, 2015).

(4)	Mr. McDougal held 1,818,804 stock options and no unvested shares as stock awards, at December 31, 2015. We granted 322,000 stock options and no shares as stock awards to Mr. McDougal in 2015. Mr. McDougal passed away on January 15, 2016.

(5)	Mr. Estra held 1,849,518 stock options, and no unvested shares as stock awards, at December 31, 2015. We granted 322,000 stock options and no shares as stock awards to Mr. Estra in 2015.

(6)	Mr. Conboy held no stock options and no unvested shares as stock awards, at December 31, 2015. We granted no stock options and no shares as stock awards to Mr. Conboy in 2015.

(7)	Mr. Mack held 1,661,800 stock options, which included 100,000 unvested stock options, at December 31, 2015. We granted 322,000 stock options and no shares as stock awards to Mr. Mack in 2015.

(8)	Due to our continuing liquidity needs, Mr. McDougal, Mr. Estra and Mr. Mack each received no cash compensation during the year ended December 31, 2015. As of December 31, 2015 amounts outstanding and owed to Mr. McDougal, Mr. Estra and Mr. Mack amounted to $37,500 respectively.

Limitation of Liability of Directors

Nevada Revised Statutes provide that, subject to certain exceptions, or unless the articles of incorporation or an amendment thereto provide for greater individual liability, a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that his act or failure to act constituted a breach of his fiduciary duties as a director or officer, and his breach of those duties involved intentional misconduct, fraud or a knowing violation of law. Our Articles of Incorporation do not contain a provision which provides for greater individual liability of our directors and officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 22, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown and the officers, directors and stockholders can be reached at our principal offices at 2360 West Horizon Ridge Parkway, Suite 100, Henderson, Nevada 89052:

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock(1)
DIRECTORS AND OFFICERS

	Carl S. Ager	23,057,576	(2)(9)	7.88%

	Melvin L. Williams	2,033,430	(3)	*

	Robert D. McDougal	2,128,384	(4)	*

	Martin B. Oring	17,330,934	(5)	5.89%

	Jordan M. Estra	1,871,519	(6)	6.65%

	John. E. Mack	1,679,800	(7)	*

	Michael W. Conboy	0	(8)	*

	All officers and directors as a group (7 persons)	48,101,643		15.64%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

	Nanominerals Corp. 3500 Lakeside Court, Suite 206 Reno, Nevada 89509	19,868,576	(9)	6.86%

	Dr. Charles A. Ager 17146 – 20th Avenue Surrey, British Columbia, Canada V3S 9N4	20,913,766	(9)(10)	7.22%

	Luxor Capital Group, LP 1114 Ave of the Americas 29th Floor New York, NY 10036	142,665,754	(11)	49.83%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 286,310,744 shares of common stock outstanding as of April 22, 2016.

(2)	Consists of 500,000 shares of common stock and options to acquire an additional 2,689,000 shares of our common stock (of which 100,000 may vest after 60 days following April 22, 2016) held directly by Carl S. Ager, our Vice President, Secretary and Treasurer and a member of our Board. In addition, Mr. Ager is a 17.5% stockholder of Nanominerals, a company that owns 16,400,000 of our outstanding shares of common stock and warrants to purchase up to 3,468,576 shares of our common stock. However, Mr. Ager does not have any voting or investment powers over the 16,400,000 shares or the 3,468,576 warrants owned by Nanominerals. For purposes of Rule 13d-3 of the Exchange Act, Mr. Ager may be deemed to be a beneficial owner of the 16,400,000 shares and the 3,468,576 warrants owned by Nanominerals by virtue of his ownership interest in Nanominerals. However, for purposes of Section 13(d) of the Exchange Act, Mr. Ager disclaims beneficial ownership of all but a number of shares not in excess of 2,870,000 of the 16,400,000 shares and 607,000 of the 3,468,576 warrants owned by Nanominerals, which reflects his 17.5% ownership interest in Nanominerals. See footnote (9) below.

(3)	Consists of 449,430 shares held directly by Melvin L. Williams and in his personal IRA, and 20,000 shares held by Cupit, Milligan, Ogden & Williams PSP and Trust, dated 1/1/97, and options to acquire an additional 1,564,000 shares of our common stock. On April 8, 2016, Mr. Williams resigned as the Chief Financial Officer of the Company.

(4)	Consists of 309,580 shares held by Robert D. McDougal as Trustee of the Robert D. McDougal and Edna D. McDougal Family Trust Dated December 13, 2007 and options to acquire an additional 1,818,804 shares of our common stock. Mr. McDougal passed away on January 15, 2016.

(5)	Consists of 305,000 shares held directly by Martin B. Oring (or jointly with his wife), 6,679,749 shares held by Martin Oring Financial Trust dated December 20, 2006, a family trust of which Mr. Oring’s wife serves as a trustee, 2,222,921 shares held by Wealth Preservation Defined Benefit Plan and options and warrants to acquire an additional 8,123,264 shares of common stock (of which 150,000 may vest after 60 days following April 22, 2016) held by Mr. Oring and his affiliated entities.

(6)	Consists of an aggregate of 4,000 shares held directly by Jordan M. Estra (jointly with his wife) and in his personal IRA, and options to acquire an additional 1,867,519 shares of our common stock held by Mr. Estra and his affiliated entities.

(7)	Consists of options to acquire 1,679,800 shares of our common stock (of which 50,000 may vest after 60 days following April 22, 2016) held by John Mack.

(8)	Michael Conboy is employed by Luxor Capital Group, LP as the Director of Research. However, for purposes of Section 13(d) of the Exchange Act, Mr. Conboy disclaims beneficial ownership of all shares beneficially owned by Luxor Capital Group, LP. See footnote (11) below.

(9)	Nanominerals is a privately held Nevada corporation which owns 16,400,000 shares of our common stock and warrants to purchase up to 3,468,576 shares of common stock. Carl S. Ager, one of our officers and directors, owns 17.5% of the issued and outstanding shares of Nanominerals. Dr. Charles A. Ager, the sole director and officer of Nanominerals, and his wife, Carol Ager, collectively own 35% of the issued and outstanding shares of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 3,468,576 warrants owned by Nanominerals. A group of additional shareholders of Nanominerals, none of whom is an officer or director of Searchlight or Nanominerals, collectively own 47.5% of the outstanding shares of Nanominerals.

(10)	These shares include the 16,400,000 shares and warrants to purchase up to 3,468,576 shares of common stock owned by Nanominerals. Pursuant to a Schedule 13D filed by Dr. Ager, Dr. Ager and his wife, Carol Ager, collectively own 35% of the outstanding shares of Nanominerals. Dr. Ager is the sole director and officer of Nanominerals. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and the 3,468,576 warrants owned by Nanominerals. See footnote (9) above. In addition, Dr. Ager’s affiliate, Geotech Mining Inc., owns 140,000 shares of common stock. Further, Mrs. Ager owns 765,190 shares in her own name, and her affiliate, Geosearch Inc., owns an additional 140,000 shares.

(11)	Luxor Capital Group, LP (“Luxor Capital Group”) acts as the investment manager of Luxor Capital Partners, LP, Luxor Spectrum, LLC, Luxor Wavefront, LP, Luxor Capital Partners Offshore Master Fund, LP, Luxor Capital Partners Offshore, Ltd., Luxor Spectrum Offshore Master Fund, LP, Luxor Spectrum Offshore, Ltd. and Thebes Offshore Master Fund, LP and to an account it separately manages (collectively, the “Luxor Reporting Entities”). The Luxor Reporting Entities beneficially own an aggregate of 142,665,754 shares of common stock and warrants to purchase up to an additional 16,532,789 shares of common stock. All 16,532,789 warrants, however, are not exercisable until September 18, 2016. Luxor Management, LLC (“Luxor Management”) is the general partner of Luxor Capital Group. Christian Leone is the managing member of Luxor Management. Luxor Capital Partners Offshore Master Fund, LP is a subsidiary of Luxor Capital Partners Offshore, Ltd., and Luxor Spectrum Offshore Master Fund, LP is a subsidiary of Luxor Spectrum Offshore, Ltd. LCG Holdings, LLC (“LCG Holdings”) serves as the general partner or the managing member of certain of the Luxor Reporting Entities. Mr. Leone is the managing member of LCG Holdings. Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to be the beneficial owner of the 142,665,754 shares and 16,532,789 warrants beneficially owned by the Luxor Reporting Entities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

General

We have ongoing business relationships with affiliates of our management and principal stockholders. In particular, we have continuing obligations under the agreements under which we acquired the assets relating to our Clarkdale Slag Project. We remain obligated to pay a royalty which may be generated from the operations of the Clarkdale Slag Project to Nanominerals, one of our principal stockholders, which is an affiliate of one member of our executive management and Board, Carl S. Ager. We also have engaged Nanominerals as a paid consultant to provide technical services to us. Further, our President and Chief Executive Officer and a member of our Board, serves as a consultant to Ireland Inc., a publicly traded, mining related company. We also rent office space from Ireland Inc. under a sublease agreement. These persons are subject to a fiduciary duty to exercise good faith and integrity in handling our affairs. However, the existence of these continuing obligations may create a conflict of interest between us and our Board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. In addition, Nanominerals’ interest in Ireland Inc. and its other mining related business interests may create a conflict of interest between us and our Board members and senior executive management who are affiliates of Nanominerals.

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

We currently have three independent directors and the existence of these continuing obligations to our affiliates may create a conflict of interest between us and certain of our Board members and senior executive management, and any disputes between us and such persons over the terms and conditions of these agreements that may arise in the future may raise the risk that the negotiations over such disputes may not be subject to being resolved in an arms’ length manner. We intend to make good faith efforts to recruit additional independent persons to our Board. We intend that any transactions with our affiliates will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Although we only have three independent directors, the Board has adopted a written Related Person Transactions Policy, which describes the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which: (i) we were, are or will be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had, has or will have a direct or indirect material interest. There can be no assurance that the above conflicts will not result in adverse consequences to us and the interests of the other stockholders.

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

The following is a description of related party transactions in the two most recent fiscal years ended December 31, 2015.

Transactions with Nanominerals Corp. and Affiliates

General. Nanominerals is a private Nevada corporation principally engaged in the business of mineral exploration. Nanominerals does not have any employees and relies on third party consultants for the provision of services. Nanominerals is one of our principal stockholders. Dr. Ager and Mrs. Ager, collectively own 35% of the outstanding common stock of Nanominerals. One of our executive officers and directors, Carl S. Ager, and our former President and Chief Executive Officer, Ian R. McNeil, are stockholders of Nanominerals, but neither currently serves as an officer, director or employee of Nanominerals. Messrs. Ager and McNeil each owns 17.5% of the issued and outstanding shares of common stock of Nanominerals, representing an aggregate of 35% of the outstanding common stock of Nanominerals. Dr. Ager currently is the sole officer and director of Nanominerals, and controls its day to day operations. Further, Mr. Ager has given an irrevocable proxy to Dr. Ager to vote his shares of Nanominerals during the time that Mr. Ager serves as one of our directors or executive officers. Dr. Ager has sole voting and investment powers over the 16,400,000 shares and 3,468,576 common stock purchase warrants owned by Nanominerals. Messrs. Ager and McNeil are the son and son-in-law, respectively, of Dr. Ager and Mrs. Ager. Dr. Ager, Mr. Ager and Mr. McNeil may be considered promoters of the Company by virtue of their positions in the Company and Nanominerals. Nanominerals is the principal stockholder of another publicly traded mining company (Ireland Inc.) and has other mining related business interests which may create a conflict of interest between us and our Board members and senior executive management who are affiliates of Nanominerals.

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

During the years ended December 31, 2015 and 2014, we utilized the services of Nanominerals to provide technical assistance and financing related activities primarily to the Clarkdale Slag Project. In addition, Nanominerals provided us with the use of its laboratory, instrumentation, milling equipment and research facilities. For the year ended December 31, 2015, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000 and $45,000 and $360, respectively. $188,725 was due to Nanominerals as of December 31, 2015.

For the year ended December 31, 2014, we incurred total advanced royalty payments, consulting fees and reimbursement of expenses to Nanominerals of $180,000, $120,400 and $7,008, respectively. $13,365 was due to Nanominerals as of December 31, 2014.

During the year ended December 31, 2014, Nanominerals paid $100,000 of our expenses and, additionally, on December 18, 2014, relinquished $242,428 of amounts due to them. Such amounts were recorded as contributions to capital.

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

Transactions with Verde River Iron Company and Harry B. Crockett

Under the terms of a letter agreement, dated November 22, 2006 and as amended on February 15, 2007, with VRIC, Harry B. Crockett and Gerald Lembas, and an Agreement and Plan of Merger with VRIC and Transylvania, dated and completed on February 15, 2007, we acquired all of the outstanding shares of Transylvania from VRIC through the merger of Transylvania into our wholly-owned subsidiary, Clarkdale Minerals LLC, a Nevada limited liability company. VRIC is an affiliate of one of our principal stockholders, Marcia Crockett, who is the widow of one of our former Board members, Harry B. Crockett. As a result of the merger, we own title to the approximately 200-acre property underlying a slag pile located in Clarkdale, Arizona from which we are seeking to recover base and precious metals through the reprocessing of slag material, approximately 600 acres of additional land adjacent to the project property and a commercial building in the town of Clarkdale, Arizona. In accordance with the terms of these agreements, we: (i) paid $10,100,000 in cash to VRIC, and (ii) issued 16,825,000 shares of our common stock to Harry B. Crockett and Gerald Lembas, the equity owners of VRIC, and certain designees of VRIC under the agreements, who are not our affiliates. The $10,100,000 cash payment to VRIC consisted of (i) $9,900,000 in connection with the acquisition of Transylvania and (ii) $200,000 paid to VRIC for an option to enter into the reorganization with Transylvania.

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

During the year ended December 31, 2015, we made no payments related to the pursuant to the deferral recorded effective May 1, 2014.

At December 31, 2015, the balance of the principal obligation owing under the letter agreement was $698,144. Actual payments made or relinquished under the letter agreement from January 1, 2014 through December 31, 2015 were as follows:

	Total Payments and Relinquishments	Amount Applied to Interest	Amount Applied to Principal	Balance

At 12/31/13:				$1,272,041

Quarter Ended 3/31/14	90,000	19,615	70,385	1,207,050
Quarter Ended 6/30/14	90,000	18,198	71,802	1,140,751
Quarter Ended 9/30/14	90,000	16,753	73,247	1,073,117
Quarter Ended 12/31/14	105,000	14,457	90,543	1,004,121

2014 Totals	$375,000	$69,023	$305,977	$698,144

Quarter Ended 3/31/15	-	-	-	698,144
Quarter Ended 6/30/15	-	-	-	698,144
Quarter Ended 9/30/15	-	-	-	698,144
Quarter Ended 12/31/15	-	-	-	698,144

2015 Totals	$-	$-	$-	$698,144

Other than the total $30,000 monthly payment, which includes imputed interest as set forth in the table above, we have accounted for the payments that are dependent upon future events as contingent payments. Upon meeting the contingency requirements described above, the purchase price of the Clarkdale Slag Project will be adjusted to reflect the additional consideration.

Transactions with Affiliate of Chief Financial Officer

During the years ended December 31, 2015 and 2014, we utilized the accounting firm of Cupit, Milligan, Ogden & Williams, an affiliate of Melvin L. Williams, our former Chief Financial Officer, to provide accounting support services.

We incurred total fees to Cupit, Milligan of $175,283 and $145,875 for the years ended December 31, 2015 and 2014, respectively. On December 23, 2014, our Board approved of entering into an exchange agreement with Cupit, Milligan which provided for issuance of 359,430 shares of our common stock directly to Mr. Williams for the balance due to Cupit Milligan of $115,018 as of November 30, 2014. The price of $0.32 per share used in the exchange was the closing market price of the Company’s common stock on the agreement date. At December 31, 2015 and 2014, we had outstanding balances due to the firm of $158,457 and $8,174, respectively.

These accounting support services included bookkeeping input for Clarkdale facility, assistance in preparing working papers for quarterly and annual reporting, and preparation of federal and state tax filings. These expenses do not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams of the above Cupit, Milligan fees was $59,596 and $42,304 for the years ended December 31, 2015 and 2014, respectively.

Effective April 8, 2016, Mr. Williams resigned as our Chief Financial Officer.

Transactions with Ireland Inc.

We lease corporate office space under a sublease agreement with Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, our CEO provides consulting services to Ireland. The lease agreement commenced September 1, 2013, was for a two-year period and required monthly lease payments of $2,819 for the first year and $1,667 for the second year. The lease agreement was renewed on September 1, 2015 on a month-to-month basis for a period of 12 months, with $1,734 monthly lease payments. The lease agreement did not require payment of a security deposit.

Total rent expense incurred under this sublease agreement was $20,772 and $29,220 for the years ended December 31, 2015 and 2014, respectively. No amounts were due to Ireland as of December 31, 2015 or 2014.

Transactions with Luxor Capital Group, L.P.

On September 18, 2013, we completed a private placement (the “Offering”) of secured convertible notes (the “Notes”) to certain investors (collectively, the “Purchasers”), resulting in aggregate gross proceeds to us of $4,000,000. We did not pay any commissions or brokers’ fees in connection with the Offering. The Notes were issued in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder.

Luxor Capital Group, LP and certain of its associates and affiliates (collectively, “Luxor”) purchased $2,600,000 of the Notes in the Offering. Luxor and certain other funds managed by Luxor are principal stockholders of the Company, and Michael Conboy, one of our directors, currently serves as Luxor’s Director of Research.

In connection with the Offering, we entered into certain agreements, including a Secured Convertible Note Purchase Agreement, a Registration Rights Agreement and a Pledge and Security Agreement (the “Security Agreement”), each dated September 18, 2013, with the Purchasers. Our two wholly-owned subsidiaries, Clarkdale Metals Corp. and Clarkdale Minerals, LLC, agreed to guarantee the obligations underlying the Notes. We and our subsidiaries granted a first priority lien in all of our assets pursuant to the terms of the Security Agreement. The Bank of Utah has agreed to act as the collateral agent under the Security Agreement.

The Notes contain the following terms and conditions: (i) the Notes are due five (5) years from the date of issuance, provided that the Purchasers have a put option with respect to the Notes, on the second anniversary of the issuance date and every six (6) months thereafter, at par plus accrued and unpaid interest; (ii) the Notes may not be prepaid without the consent of the holders of the majority-in-interest of the Notes; (iii) the Notes have customary provisions relating to events of default; (iv) interest on the Notes accrues at a rate of 7% per annum, which will be payable in cash semi-annually; (v) following and during the continuance of an event of default, the Notes will bear interest at a rate per annum equal to the rate otherwise applicable thereto, plus an additional 2% per annum; and (vi) each Note is convertible at any time while the Note is outstanding, at the option of the holder, into shares of our common stock, at $0.40 per share. The Notes have customary anti-dilution provisions, including, without limitation, provisions for the adjustment to the exercise price based on certain stock dividends and stock splits. In addition, the conversion price of the Notes may require adjustment upon the issuance of equity securities (including the issuance of debt convertible into equity) by us at prices below the then existing conversion price, subject to certain exempt issuances which will not result in an adjustment to the exercise price.

The Notes are secured by a first priority lien on all of our assets and our two subsidiaries in favor of the Purchasers. However, we have the right to cause defeasance of the liens and to reduce the interest rate on the Notes to 4% per annum, if, at any time, we deposit additional collateral and other agreements, satisfactory to the holders of the majority-in-interest of the Notes, with the collateral agent. We have agreed not to incur any (a) additional secured indebtedness, or (b) indebtedness of any kind (unsecured or secured) with a maturity of less than 5 years from the issuance date of the Notes, in each case, without the written consent of the holders of the majority-in-interest of the Notes, except for purposes of defeasance or trade payables in the ordinary course of business.

In connection with the Offering, our Board agreed to waive certain provisions of our Rights Agreement, dated November 12, 2009 (the “Rights Agreement”), including the 15% limitation currently in the Rights Agreement with respect to Luxor, and to allow Luxor to become the beneficial owners of up to 22% of the shares of our common stock, without being deemed to be an “acquiring person” under the Rights Agreement.

Following demand by Luxor of the repayment of the amount of all of the outstanding principal and interest owing on their Notes, we, lacking sufficient funds to make such repayment, agreed to allow Luxor to convert such amount into shares of our restricted common stock at a rate of $0.035 per share. On March 18, 2016, Luxor provided the Company with Conversion Notices consistent with such terms and conditions. In the aggregate, Luxor converted $2,691,000 owing on their Notes in exchange for 76,885,714 shares of the Company’s common stock. The Company has subsequently cancelled Luxor’s Notes.

The Company also agreed to sell to Luxor 42,857,143 shares of our common stock, at a purchase price of $0.035 per share, for a total consideration of $1,500,000. On March 18, 2016, we completed a private placement (the “2016 Offering”) of our securities to Luxor on such terms and conditions. The securities were issued in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. We intend to use the net proceeds from the 2016 Offering for general working capital purposes. In connection with the 2016 Offering, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement, each dated March 18, 2016, with Luxor. The Common Stock Purchase Agreement contains representations and warranties of the Company and Luxor that are customary for transactions of the type contemplated in connection with the 2016 Offering.

Luxor also agreed, as a condition of the 2016 Offering, that all of its 16,532,789 currently owned warrants shall not be exercisable until at least September 18, 2016. In addition, in connection with the 2016 Offering, our Board agreed to waive certain provisions of the Rights Agreement with respect to accounts managed by Luxor. In particular, we agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not an “acquiring person” under the Rights Agreement under any circumstance. Following the 2016 Offering, Luxor became the beneficial owner (as defined in Rule 13d-3 of the Exchange Act of approximately 49.83% of our common stock.

The Board also authorized, subject to stockholder approval, certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, among other things, would eliminate a classified Board of Directors and increase the number of authorized shares of our capital stock. The Board of Directors will call for an annual meeting of our stockholders and will nominate five designees, three of which shall be designees of Luxor, for election as directors at such meeting.

In addition, pursuant to a letter agreement between us and Luxor, dated March 18, 2016 (the “Letter Agreement”), Luxor agreed that it, or its designees, will invest up to an additional $1,250,000 in to be issued shares of our common stock, at a purchase price of $0.045 per share, upon the completion of certain milestones. The securities will be issued in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. We intend to use the net proceeds from such sales for general working capital purposes. In connection with the additional investment described in the Letter Agreement, we entered into a common stock purchase agreement, dated March 18, 2016 (the “Second Common Stock Purchase Agreement”) with Luxor Capital Group, LP, an affiliate of Luxor (“Luxor Capital”), which, among other things, sets forth the milestones and contains customary representations and warranties of the Company and Luxor Capital. In addition, upon the completion of certain milestones set forth in the Second Common Stock Purchase Agreement, we will enter into a Registration Rights Agreement with Luxor Capital or its designees.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid by us or billed or expected to be billed for the audit and other services provided by BDO USA, LLP, our independent auditors for the years ended December 31, 2015 and 2014:

	2015	2014

Audit Fees	$132,228	$124,852
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$132,228	$124,852

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	First Amendment to the Amended and Restated Bylaws of Searchlight Minerals Corp.(3)
4.1	Specimen Stock Certificate (4)
4.2	Rights Agreement, dated August 24, 2009, between Searchlight Minerals Corp. and Empire Stock Transfer Inc. (5)
10.1	2009 Stock Incentive Award Plan, adopted December 15, 2009 (6)
10.2	2009 Equity Incentive Plan for Directors, adopted December 15, 2009 (6)
10.3	2007 Stock Option Plan (7)
10.4	Assignment Agreement dated for reference June 1, 2005 between Searchlight Minerals Corp. and Nanominerals Corp. (8)
10.5	First Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated August 31, 2005 (9)
10.6	Second Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated October 24, 2005 (10)
10.7	Employment Agreement between Searchlight Minerals Corp. and Carl S. Ager dated as of January 1, 2006 (11)
10.8	Employment Agreement between Searchlight Minerals Corp. and Melvin L. Williams dated as of June 14, 2006 (12)
10.9	Letter Agreement dated November 22, 2006 among Verde River Iron Company, LLC, Harry B. Crockett, Gerald Lembas and Searchlight Minerals Corp. (13)
10.10	Notice of Exercise Option (14)
10.11	Amendment No. 1 to Letter Agreement dated February 15, 2007 (15)
10.12	Agreement and Plan of Merger dated February 15, 2007 between Verde River Iron Company, LLC, Transylvania International, Inc., Clarkdale Minerals LLC and Searchlight Minerals Corp. (16)
10.13	Special Warranty Deed dated February 15, 2007 (16)
10.14	Bill of Sale dated February 15, 2007 (16)
10.15	Effluent lease dated August 25, 2004 between Town of Clarkdale, Transylvania International, Inc. and Verde River Iron Company, LLC (16)
10.16	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Carl S. Ager. (16)
10.17	First Amendment to Employment Agreement dated February 16, 2007 between Searchlight Minerals Corp. and Melvin L. Williams. (17)
10.18	Employment Agreement with Martin B. Oring, dated October 1, 2010, and as amended on November 8, 2010 (18), (19)
10.19	Non-Qualified Stock Option Agreement with Martin B. Oring, dated October 1, 2010 (18)
10.20	Mining Claim Purchase Agreements regarding transfer of title to Searchlight Claims (20)
10.21	Development Agreement, dated as of January 9, 2009, between Clarkdale Minerals, LLC and the Town of Clarkdale, Arizona (21)
10.22	Third Amendment to Assignment Agreement between Nanominerals Corp. and Searchlight Minerals Corp. dated July 25, 2011 (22)
10.23	Form of Securities Purchase Agreement, dated June 7, 2012 (23)
10.24	Form of Registration Rights Agreement, dated June 7, 2012 (23)
10.25	Form of Voting Agreement, dated June 7, 2012 (23)
10.26	Form of Secured Convertible Note Purchase Agreement, dated September 18, 2013, by and between Searchlight Minerals Corp. and the investors listed on Schedule I attached thereto (24)
10.27	Form of Secured Convertible Promissory Note of Searchlight Minerals Corp. dated September 18, 2013 (24)

10.28	Form of Registration Rights Agreement, dated September 18, 2013, between Searchlight Minerals Corp. and each of the several purchasers signatory thereto (24)
10.29	Form of Pledge and Security Agreement, dated September 18, 2013, by and among Searchlight Minerals Corp., Clarkdale Minerals, LLC, and Clarkdale Metals Corp. in favor of the Collateral Agent on behalf of the Secured Parties listed on the signature pages thereto (24)
10.30	First Amendment to Voting Agreement and Irrevocable Proxy Coupled with Interest, effective September 18, 2013, by and among Searchlight Minerals Corp. and each of the undersigned stockholders thereto (24)
10.31	Sublease Agreement, dated September 1, 2013, by and between Ireland, Inc. and Searchlight Minerals Corp. (24)
10.32	Effluent lease dated August 25, 2005 between Town of Clarkdale and Clarkdale Minerals, LLC (25)
10.33	Form of Warrant, dated October 24, 2014 (26)
10.34	Letter from Cupit, Milligan, Ogden & Williams, dated as of December 23, 2014 (27)
10.35	Common Stock and Warrant Purchase Agreement, dated March 25, 2015 (28)
10.36	Warrant, dated March 25, 2015 (28)
10.37	Registration Rights Agreement, dated March 18, 2015 (28)
10.38	Form of Registration Rights Agreement, dated March 18, 2015 (28)
10.39	Form of Warrant, dated May 21, 2015 (29)
10.40	Form of Registration Rights Agreement, dated May 21, 2015 (29)
10.41	Form of Warrant, dated July 30, 2015 (30)
10.42	Form of Registration Rights Agreement, dated July 30, 2015 (30)
10.43	Form of Amendment to Secured Convertible Promissory Note, dated March 18, 2016 (31)
10.44	Common Stock Purchase Agreement, dated March 18, 2016 (31)
10.45	Form of Registration Rights Agreement, dated March 18, 2016 (31)
10.46	Letter Agreement, dated March 18, 2016 (31)
10.47	Second Common Stock Purchase Agreement, dated March 18, 2016 (31)
14.1	Code of Ethics (33)
21.1	List of Wholly Owned Subsidiaries (32)
23.3	Consent BDO USA, LLP* (32)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
95.1	Mine Safety Disclosure (32)
99.1	Audit Committee Charter (33)
99.2	Disclosure Committee Charter (34)
99.3	Related Party Transactions Policy (35)
99.4	Compensation Committee Charter (36)
99.5	Nominating and Corporate Governance Charter (36)
99.6	Corporate Governance Guidelines (36)
101.INS	XBRL Instance Document (32)
101.SCH	XBRL Taxonomy Extension Schema Document (32)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (32)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (32)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (32)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (32)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 28, 2009.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on April 29, 2009.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(4)	Filed with the SEC as an exhibit to our Registration Statement on Form 10-SB originally filed on July 11, 2000.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form 8-A filed on August 25, 2009 (No. 000-30995), which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Common Share Purchase Rights.
(6)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 17, 2009.
(7)	Filed with the SEC as an exhibit to our proxy statement on Schedule 14A filed on May 22, 2007.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 16, 2005.
(9)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on November 21, 2005.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2005.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 2, 2006.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 20, 2006.

(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on November 28, 2006.
(14)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 16, 2007.
(15)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on February 12, 2009.
(16)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 22, 2007.
(17)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 23, 2007.
(18)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 4, 2010.
(19)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2010.
(20)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on December 23, 2008.
(21)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on May 7, 2009.
(22)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 27, 2011.
(23)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 11, 2012.
(24)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 24, 2013.
(25)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on November 12, 2013
(26)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 28, 2014
(27)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on December 29, 2014
(28)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on March 30, 2015
(29)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on May 28, 2015
(30)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on August 4, 2015
(31)	Filed with the SEC as an exhibit to our Current Report on Form 8-K fled on March 23, 2016
(32)	Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on April 5, 2016.
(33)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 27, 2006.
(34)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on April 13, 2004.
(35)	Filed with the SEC as an exhibit to our registration statement on Form S-1/A (No. 333-132929) filed on September 2, 2009.
(36)	Filed with the SEC as an exhibit to Form 10-K/A filed on April 30, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2016	SEARCHLIGHT MINERALS CORP.
a Nevada corporation

	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN B. ORING	Chief Executive Officer, President, Chief Financial Officer and Director	April 29, 2016
Martin B. Oring	(Principal Executive Officer and Principal Accounting Officer)

/s/ CARL S. AGER	Vice President, Secretary, Treasurer and Director	April 29, 2016
Carl S. Ager

/s/ MICHAEL W. CONBOY	Director	April 29, 2016
Michael W. Conboy

/s/ JOHN E. MACK	Director	April 29, 2016
John E. Mack

/s/ JORDAN M. ESTRA	Director	April 29, 2016
Jordan M. Estra