Form 10-Q
period 2016-03-31
Searchlight Minerals Corp.
filed 2016-06-30
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission file number 000-30995

SEARCHLIGHT MINERALS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0232244 (I.R.S. Employer Identification No.)

#100 - 2360 West Horizon Ridge Pkwy. Henderson, Nevada (Address of principal executive offices)	89052 (Zip code)

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

Yes     ☐      No     ☒

As of June 30, 2016, the registrant had 345,600,029 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$1,541,540	$453,744
Prepaid expenses	69,638	87,325
Total current assets	1,611,178	541,069

Property and equipment, net	6,015,287	6,301,953
Restricted cash	128,238	227,345
Slag project	121,881,203	121,874,102
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Reclamation bond and deposits, net	14,566	14,566
Total non-current assets	135,651,686	136,030,358

Total assets	$137,262,864	$136,571,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,418,939	$1,151,183
Accounts payable - related party	410,108	348,916
VRIC payable, current portion - related party	698,144	657,295
Convertible debt, net of discount	870,556	3,252,212
Derivative liability - convertible debt	1,392,665	590,536
Derivative warrant liability	-	53,141
Total current liabilities	4,790,412	6,053,283

Long-term liabilities
VRIC payable, net of current portion - related party	-	40,849
Deferred tax liability	48,224,926	48,224,926
Total long-term liabilities	48,224,926	48,265,775

Total liabilities	53,015,338	54,319,058

Commitments and contingencies - Note 15

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 286,310,744 and 154,306,537 shares, respectively, issued and outstanding	286,310	154,306
Additional paid-in capital	177,198,014	164,590,647
Accumulated deficit	(93,236,798)	(82,492,584)
Total stockholders' equity	84,247,526	82,252,369

Total liabilities and stockholders' equity	$137,262,864	$136,571,427

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	442,428	481,629
Mineral exploration and evaluation expenses - related party	45,000	75,000
Administrative - Clarkdale site	-	32,445
General and administrative	400,631	615,012
General and administrative - related party	17,515	68,064
(Gain) on asset disposition	-	(2,548)
Depreciation	286,666	358,383
Total operating expenses	1,192,240	1,627,985

Loss from operations	(1,192,240)	(1,627,985)

Other income (expense)
Rental revenue	5,100	5,100
Loss on conversion of notes payable	(8,112,962)	-
Change in fair value of derivative liabilities	(748,988)	(252,593)
Interest expense	(695,379)	(136,372)
Interest and dividend income	255	41
Total other income (expense)	(9,551,974)	(383,824)

Loss before income taxes	(10,744,214)	(2,011,809)
Income tax (expense) benefit	-	642,238
Net loss	$(10,744,214)	$(1,369,571)

Comprehensive loss	$(10,744,214)	$(1,369,571)

Loss per common share - basic and diluted Net loss	$(0.06)	$(0.01)

Weighted average common shares outstanding -
Basic	173,371,103	144,606,126
Diluted	173,371,103	144,606,126

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,744,214)	$(1,369,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	286,666	358,383
Stock based compensation	6,922	42,088
(Gain) on asset dispositions and impairment	-	(2,548)
Loss incurred in connection with conversion of notes payable and accrued interest	8,112,962	-
Amortization of prepaid expense	-	74,480
Amortization of debt financing fees and debt discount	632,343	63,708
Deferred income taxes	-	(642,238)
Change in fair value of derivative liabilities	748,988	252,593
Changes in operating assets and liabilities:
Restricted cash	-	(227,345)
Prepaid expenses	17,687	(91,952)
Accounts payable and accrued liabilities	427,335	553,997
Net cash used in operating activities	(511,311)	(988,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions	-	457,548
Purchase of property and equipment	-	(1,937)
Net cash provided by investing activities	-	455,611

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	1,500,000	1,500,000
Cash restricted for debt collateral	99,107	-
Net cash provided by financing activities	1,599,107	1,500,000

NET CHANGE IN CASH	1,087,796	967,206
CASH AT BEGINNING OF PERIOD	453,744	584,976
CASH AT END OF PERIOD	$1,541,540	$1,552,182

SUPPLEMENTAL INFORMATION
Interest paid, net of capitalized amounts	$-	$14,773
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued interest	$-	$129,115
Common stock issued in satisfaction of accrued interest and convertible notes payable	$11,232,450	$-
Conversion of notes payable and accrued interest	$3,119,491	$-

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Searchlight Minerals Corp. (the “Company”) is an exploration stage company engaged in a slag reprocessing project and the acquisition and exploration of mineral properties. The Company is presently focused on the Clarkdale Slag Project, located in Clarkdale, Arizona, which is a reclamation project to recover precious and base metals from the reprocessing of slag produced from the smelting of copper ore mined at the United Verde Copper Mine in Jerome, Arizona.

Since the Company’s involvement in the Clarkdale Slag Project began, the goal has been to demonstrate the economic feasibility of the project by determining a commercially viable method to extract precious and base metals from the slag material.

The Company has not yet realized any revenues from its planned operations. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

History - The Company was incorporated on January 12, 1999 pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the United Kingdom. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” (“Phage”).

In February 2005, the Company announced its reorganization from a biotechnology research and development company to a company focused on the development and acquisition of mineral properties and its Board of Directors approved a change in its name from Phage to "Searchlight Minerals Corp.” effective June 23, 2005.

Going concern - The accompanying condensed consolidated financial statements were prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. The Company’s history of losses, working capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business it must raise additional equity or debt capital and continue cost cutting measures. There can be no assurance that the Company will be able to achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to: a reduction in the nature and scope of the Company’s operations; and the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

As of March 31, 2016, the Company had cumulative net losses of $93,236,798 from operations and had not commenced commercial mining and mineral processing operations; rather it is still in the exploration stage. For the three months ended March 31, 2016, the Company incurred a net loss of $10,744,214, had negative cash flows from operating activities of $511,311 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $3,179,234 at March 31, 2016.

To address ongoing liquidity constraints, the Company continues to seek additional sources of capital through the issuance of equity, debt financing or a combination of both. The Company has reduced general and administrative expenses and elected to defer payment of certain obligations. Cash conservation measures include, but are not limited to, the deferred payment where available of outsourced consulting fees, current and future board fees, certain officer salaries, certain monthly professional fees, and the Verde River Iron Company, LLC (“VRIC”) monthly payable. These activities have reduced the required cash outlay of the Company’s business significantly. The Company is focused on continuing to reduce costs and obtaining additional funding. There is no assurance that such funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, securities convertible into shares of capital stock or the issuance of convertible debt, the ownership interest of the Company’s existing common stock holders will be diluted.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of presentation - The accompanying financial statements have been prepared in accordance with U.S. GAAP. The Company’s fiscal year-end is December 31.

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of these interim statements have been included. All such adjustments are, in the opinion of management, of a normal recurring nature with the exception of recording a full valuation allowance on certain deferred tax assets as discussed in Note 14. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 5, 2016.

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

Mineral properties - Costs of acquiring mineral properties are capitalized upon acquisition. Exploration costs and costs to maintain mineral properties are expensed as incurred while the project is in the exploration stage. Once mineral reserves are established, development costs and costs to maintain mineral properties are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs will be amortized using the units-of-production method over the proven and probable reserves.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s financial instruments consist of the VRIC payable (described in Note 9), derivative liabilities (described in Notes 6 and 8) and convertible notes (described in Note 7). The VRIC payable and the convertible notes are classified within Level 2 of the fair value hierarchy. The fair value of the VRIC payable approximates carrying value as the imputed interest rate is considered to approximate a market interest rate. The fair value of the convertible notes approximates carrying value as the interest rate is considered to approximate a market interest rate.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 6) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 8) is calculated using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The change in fair value of the derivative liabilities is classified in other income (expense) in the condensed consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. 100,112,693 and 65,420,053 stock options, warrants and common shares issuable upon the conversion of notes were outstanding as of March 31, 2016 and March 31, 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent accounting standards - From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact to its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning January 1, 2019. The Company is currently evaluating the impact to its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the condensed consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption was permitted. We adopted the provisions of ASU 2015-03 on a retrospective basis for our annual period ended December 31, 2015. The retrospective adoption of this standard resulted in the reclassification of approximately $0.1 million of current assets as a direct reduction against the balance of our current debt in the accompanying condensed consolidated balance sheet at December 31, 2015, but had no effect on our condensed consolidated net loss or stockholders’ equity.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity”. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. Adoption and implementation of this new guidance did not have any impact on our condensed consolidated statements of financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”. This update requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact to its condensed consolidated financial statements.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – RESTRICTED CASH

At March 31, 2016 and December 31, 2015, restricted cash amounted to $128,238 and $227,345, respectively, and consisted of funds designated for debt collateral. During the three months ended March 31, 2016, the Company reduced the restricted cash requirement by approximately $100,000, in connection with the conversion of a portion of the Company’s convertible notes payable (as described in Note 7).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$38,255	$(38,047)	$208	$38,255	$(37,963)	$292
Lab equipment	249,061	(249,061)	-	249,061	(249,061)	-
Computers and equipment	71,407	(63,140)	8,267	71,407	(61,644)	9,763
Vehicles	47,675	(46,333)	1,342	47,675	(46,158)	1,517
Slag conveyance equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,692,619)	1,937,444	6,630,063	(4,526,867)	2,103,196
Grinding circuit	913,679	(24,167)	889,512	913,679	(21,667)	892,012
Extraction circuit	938,352	(509,585)	428,767	938,352	(462,668)	475,684
Leaching and filtration	1,300,618	(1,300,618)	-	1,300,618	(1,300,618)	-
Fero-silicate storage	4,326	(2,271)	2,055	4,326	(2,163)	2,163
Electrowinning building	1,492,853	(783,748)	709,105	1,492,853	(746,426)	746,427
Site improvements	1,677,844	(746,901)	930,943	1,677,844	(715,775)	962,069
Site equipment	360,454	(354,824)	5,630	360,454	(353,638)	6,816
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(9,112,230)	$6,015,287	$15,127,517	$(8,825,564)	$6,301,953

Depreciation expense was $286,666 and $358,383 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

NOTE 4 – CLARKDALE SLAG PROJECT

On February 15, 2007, the Company completed a merger with Transylvania International, Inc. (“TI”) which provided the Company with 100% ownership of the Clarkdale Slag Project in Clarkdale, Arizona, through its wholly owned subsidiary CML. This acquisition superseded the joint venture option agreement to acquire a 50% ownership interest as a joint venture partner pursuant to Nanominerals Corp. (“NMC”) interest in a joint venture agreement (“JV Agreement”) dated May 20, 2005 between NMC and VRIC. One of the Company’s late former directors was an affiliate of VRIC. The former director joined the Company’s board subsequent to the acquisition.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The $130.3 million purchase price was comprised of a combination of the cash paid, the deferred tax liability assumed in connection with the acquisition, and the fair value of our common shares issued, based on the closing market price of our common stock, using the average of the high and low prices of our common stock on the closing date of the acquisition. The Clarkdale Slag Project is without known reserves and the project is exploratory in nature in accordance with Industry Guides promulgated by the SEC, Guide 7 paragraph (a)(4)(i). As required by ASC 930-805-30, Mining – Business Combinations – Initial Recognition, and ASC 740-10-25-49-55, Income Taxes – Overall – Recognition – Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, the Company then allocated the purchase price among the assets as follows (and also further described in this Note 4 to the financial statements): $5,916,150 of the purchase price was allocated to the slag pile site, $3,300,000 to the remaining land acquired, and $309,750 to income property and improvements. The remaining $120,766,877 of the purchase price was allocated to the Clarkdale Slag Project, which has been capitalized as a tangible asset in accordance with ASC 805-20-55-37, Use Rights. Upon commencement of commercial production, the asset will be amortized using the unit-of-production method over the life of the Clarkdale Slag Project.

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

In addition to the cash and equity consideration paid and issued upon closing, the acquisition agreement contains the following payment terms and conditions:

d)	The Company agreed to continue to pay VRIC $30,000 per month until the earlier of: (i) the date that is 90 days after receipt of a bankable feasibility study by the Company (the “Project Funding Date”), or (ii) the tenth anniversary of the date of the execution of the letter agreement. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital (Note 9);

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

The Company agreed to continue to pay VRIC $30,000 per month until the earlier of the Project Funding Date or the tenth anniversary of the date of the execution of the letter agreement. During the fourth quarter of the fiscal year ended December 31, 2015, the Company deferred monthly payments to VRIC as described in Note 9. As of March 31, 2016 and December 31, 2015, the cumulative interest cost capitalized and included in the Clarkdale Slag Project was $1,114,327 and $1,107,226 respectively.

The following table sets forth the changes to the Clarkdale Slag Project components for the three months and year ended March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015

Slag Pile, beginning balance	$121,874,102	$121,829,655
Capitalized interest costs	7,101	44,447
Slag Pile, ending balance	$121,881,203	$121,874,102

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Trade accounts payable	$828,409	$589,657
Accrued compensation and related taxes	510,975	435,469
Accrued interest	79,555	126,057
	$1,418,939	$1,151,183

Amounts due to related parties are discussed in Note 18.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – DERIVATIVE WARRANT LIABILITY

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

On various dates commencing in November since 2012, the latest being March 18, 2016, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders to amend these private placement warrants. The expiration date of the warrants was extended for approximately one year at each extension. The current expiration date is November 30, 2017. In all other respects, the terms and conditions of the warrants remained the same.

With respect to the March 18, 2016 extension, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

March 31, 2016
Risk-free interest rate	0.64% - 0.87%
Expected volatility	122.95% - 176.27%
Expected life (years)	1.75

As of March 31, 2016, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $0.71 per share for warrants held by Luxor Capital Partners, L.P. and its affiliates (“Luxor”) and to $0.70 per share for all other warrant holders (“all others”), and (ii) the number of warrants was increased by a total of 7,463,223, being 4,686,112 warrants for Luxor and its affiliates and 2,777,111 warrants for all others. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $0.71 per share. During the three months ended March 31, 2016, the warrants increased by 993,332 as a result of dilutive issuances.

The total warrants accounted for as a derivative liability were 16,610,253 and 9,147,029 as of March 31, 2016 and December 31, 2015, respectively.

The following table sets forth the changes in the fair value of derivative liability for the three months ended March 31, 2016 and the year ended December 31 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$(53,141)	$-
Adjustment to warrants	(104,075)	-
Change in fair value	157,216	(53,141)
Ending balance	$-	$(53,141)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Expected volatility	122.95% - 176.27%	30.46% - 141.15%
Risk-free interest rate	0.64% - 0.84%	0.00% - 0.65%
Expected life (years)	0.75 – 1.75	0.10 - 0.90
Suboptimal exercise factor	2.0	2.5

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7 – CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes was five years, but the Notes can be demanded by the holders. The Notes bear interest at 7% which is payable semi-annually. The Notes have customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes are secured by a first priority lien on all of the assets of the Company including its subsidiaries. At March 31, 2016, the first priority lien included $128,238 of restricted cash specifically dedicated to debt collateral.

The Company may not incur additional secured indebtedness or other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes will become due and payable at 120% of the principal balance. The holders of the Notes had the right to purchase, pro rata, up to $600,000 of additional separate notes by September 18, 2014 on the same general terms and conditions as the original Notes. In September 2014, $69,000 of additional notes were purchased and issued.

At December 31, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as discussed in Note 8.

During the three months ended March 31, 2016, Luxor, on behalf of itself and certain of its affiliates (collectively, the “Luxor Group”), demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Luxor Notes”). Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Notes 10 and Note 12, the Luxor Group agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

On March 18, 2016, Martin Oring, one of our directors and our Chief Executive Officer, and members of his family, pursuant to Amendments to Convertible Promissory Notes, dated March 18, 2016, provided us with Conversion Notices whereby they elected to convert all of the principal and accrued but unpaid interest owing on their Secured Convertible Promissory Notes (“Oring Notes”), each dated September 18, 2013, into shares of the Company’s common stock at a rate of $0.035 per share. In the aggregate, Mr. Oring and his family members converted $414,000 in principal and $14,491 in accrued interest owing on such notes in exchange for 12,242,600 shares of the Company’s common stock. The Company has subsequently cancelled the Oring Notes. In connection with the conversion of the Oring Notes the Company has recognized a loss on conversion of $1,114,391.

On March 17, 2016 the Board of Directors of the Company approved an offer to the remaining holders of the Secured Convertible Promissory Notes. The offer, effective March 18, 2016, included the conversion of principal and interest outstanding as of March 18, 2016 at a rate of $0.035 per share. At March 31, 2016, the remaining outstanding Notes had a principal balance of $1,055,000 and accrued interest of $31,125 and were convertible into 31,037,855 shares of common stock at $0.035 per share, as adjusted for the March 18, 2016 conversion offer. The Company anticipates that a loss of approximately $1.7 million will be recorded in connection with the conversion during the quarter ended June 30, 2016.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	March 31, 2016	December 31, 2015
Convertible notes at face value	$4,069,000	$4,069,000
Conversion of notes at face value	(3,014,000)	-
Unamortized discount and deferred financing fees	(184,444)	(816,788)
Convertible notes, net of discount	$870,556	$3,252,212

Interest expense related to the Notes included the following for the three months ended March 31, 2016 and March 31, 2015:

	March 31, 2016	March 31, 2015
Interest rate at 7%	$63,036	$71,191
Amortization of debt discount	575,952	57,714
Amortization of deferred financing fees	56,391	5,994
Total interest expense on convertible notes	$695,379	$134,899

Included in amortization of debt discount for the three months ended March 31, 2016 is expense of $570,642 related to the conversion of $3,014,000 of notes payable on March 18, 2016. This amount has been recorded as interest expense on our condensed consolidated income statement.

NOTE 8 – DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 7, the Company had issued $4,069,000 of secured convertible notes between September, 2013 and September, 2014. The Notes were convertible at any time into shares of common stock at $0.39 per share. As discussed in Note 7, on April 27, 2016 all of the notes were converted and cancelled. In connection with the April 27, 2016 conversion, the Company anticipates that it will record an approximate loss on conversion of $1.7 million.

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

These two embedded features have been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used for the three months ended March 31, 2016 and the year ended December 31, 2015 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2016	December 31, 2015
Expected volatility	20.57% – 222.29%	101.46 – 139.57%
Risk-free interest rate	0.29% – 1.04%	0.92 - 1.31%
Expected life (years)	1.0 – 2.51	2.0 – 2.75
Suboptimal exercise factor	1.0 – 2.0	2.5

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

The following table sets forth the changes in the fair value of the derivative liability for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$590,536	$1,218,619
Issuance of convertible debt	-	-
Conversion of convertible debt	(302,029)	-
Change in fair value	1,104,158	(628,083)
Ending balance	$1,392,665	$590,536

NOTE 9 – VRIC PAYABLE - RELATED PARTY

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

Interest costs related to this obligation were $7,101 and $13,454 for the three months ended March 31, 2016 and 2015, respectively. Interest costs incurred have been capitalized and included in the Clarkdale Slag Project. To address liquidity constraints, the Company has deferred payment of the VRIC payable effective May 1, 2014. On December 18, 2014, VRIC relinquished $255,000 of payments due to them. The relinquishment was recorded as a contribution of capital.

The following table represents future minimum payments on the VRIC payable for each of the twelve month periods ending March 31:

2016	$720,000
2017	41,195

Total minimum payments	761,195
Less: amount representing interest	(63,051)

Present value of minimum payments	698,144
VRIC payable, current portion	(698,144)

VRIC payable, net of current portion	$-

The acquisition agreement also contains payment terms which are based on the Project Funding Date as defined in the agreement. The terms and conditions of these payments are discussed in more detail in Notes 4 and 15.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2016, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 18, 2016, the Company issued 76,885,714 shares of common stock at $0.035 per share to the Luxor noteholders as consideration for the conversion of $2,600,000 in principal and $91,000 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $6,998,571 has been recognized as discussed in Note 7.

b)	On March 18, 2016, the Company issued 12,242,600 shares of common stock at $0.035 per share to the Oring noteholders as consideration for the conversion of $414,000 in principal and $14,491 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $1,114,391 has been recognized as discussed in Note 7.

c)	On March 18, 2016 the Company completed a private placement offering with the Luxor Group for proceeds of $1,500,000. A total of 42,857,143 shares of common stock at $0.035 were issued in connection with this offering. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Note 7 and Note 12, the Luxor Group agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016.

d)	On March 17, 2016, the Board of Directors has also authorized, subject to stockholder approval, certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, would increase the number of authorized shares of our capital stock.

e)	On March 31, 2016 the Company issued 18,750 shares of common stock at $0.08 per share to the estate of the late Robert McDougal. Mr. McDougal had been a director of the Company through January 15, 2016, the date that Mr. McDougal passed away. The shares were issued as consideration for his services a director of the Company.

During the three-month period ended March 31, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 23, 2015, the Company’s Board of Directors approved a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units were issued at a price of $0.3529 per unit. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The financing was completed on March 25, 2015.

b)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at March 31, 2016:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
1,000,000	$0.375	June 2016
3,410,526	0.70	November 2017
5,736,501	0.71	November 2017
7,042,387	1.85	November 2017
3,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,496	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020
2,843,000	0.50	May 2020
2,215,429	0.50	July 2020
327,900	0.50	September 2020
27,067	0.70	November 2017
44,816	0.71	November 2017
2,750,045	0.70	November 2017
4,641,296	0.71	November 2017
46,282,965

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At March 31, 2016, the Company had 5,335,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At March 31, 2016, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2016, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share, of which, 3,397,500 were outstanding. At March 31, 2016, options available for issuance under this plan amounted to 3,812,500.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participant shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009 and the amendment was approved by the Company’s stockholders on May 8, 2012. As of March 31, 2016, the Company had granted 2,274,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.67 per share, of which 2,163,627 were outstanding. As of March 31, 2016, options available for issuance under this plan amounted to 475,123.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of March 31, 2016, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share, of which 2,715,027 were outstanding. As of March 31, 2016, options available for issuance under this plan amounted to 1,047,953.

As of March 31, 2016, the Company had granted 15,610,714 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.48 per share. As of March 31, 2016, 15,410,714 options and warrants granted were outstanding.

Amendment to Certain Outstanding Stock Options – On March 17, 2016, the Company’s Board of Directors unilaterally determined to amend: 570,000 options issued under the 2009 Incentive Plan; 188,469 options issued under the 2009 Directors Plan; 470,280 stock options issued under the 2007 plan; and 200,000 options issued outside all plans, by extending their expiration dates. The options were granted at various dates between October 6, 2008 and December 31, 2011 and have a weighted average exercise price of $0.98 per share. The expiration dates of all of the options were extended by twelve months. In all other respects, the terms and conditions of the extended options remain the same. With respect to the extensions, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Valuation of awards – At March 31, 2016, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the 3 month periods ended March 31, 2016 and March 31, 2015 respectively:

	March 31, 2016	March 31, 2015
Risk-free interest rate	1.21%	0.24% - 1.37%
Dividend yield	-	-
Expected volatility	252.08%	91.23% - 105.19%
Suboptimal exercise factor	2.00	2.00
Expected life (years)	3.0	1.00 - 4.25

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

Stock-based compensation activity – During the three months ended March 31, 2016, the Company granted stock-based awards as follows:

a)	On March 31, 2016, the Company granted stock options under the 2009 Directors Plan for the purchase of 36,000 shares of common stock at $0.08 per share. The options were granted to two of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2021. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 17, 2016, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 16,189,414 shares of the Company’s common stock. The expiration date of the warrants was extended from November 30, 2016 to November 30, 2017. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants at zero.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $6,922 and $42,088 for the three months ended March 31, 2016 and 2015, respectively. Such expenses have been included in general and administrative expense.

The following table summarizes the Company’s stock-based compensation activity for the three-month period ended March 31, 2016:

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	23,936,162	$0.21	$0.53	3.88	$-
Exercisable, December 31, 2015	23,636,162	$0.20	$0.52	3.89	$-
Options/warrants granted	36,000	0.10	0.08	5.00
Options/warrants expired	(285,294)	0.87	1.04	-
Options/warrants exercised	-	-	-	-
Outstanding, March 31, 2016	23,686,868	$0.20	$0.52	3.74	$-
Exercisable, March 31, 2016	23,386,868	$0.19	$0.52	3.76	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended March 31, 2016, in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards -The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the three-month period ended March 31, 2016

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2015	300,000	$0.99
Options/warrants granted	-	-
Options/warrants vested	-	-
Unvested, March 31, 2016	300,000	$0.99

No shares vested during the three-month period ended March 31, 2016. As of March 31, 2016, there was $1,731 of total unrecognized compensation cost related to unvested stock-based compensation awards. The weighted average period over which this cost will be recognized was 0.67 years as of March 31, 2016. Included in the total of unvested stock options at March 31, 2016, was 250,000 performance-based stock options. At March 31, 2016, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized is 0.75 years as of March 31, 2016.

NOTE 12 – STOCKHOLDER RIGHTS AGREEMENT

The Company adopted a Stockholder Rights Agreement (the “Rights Agreement”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders.  Under the Rights Agreement, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors had previously waived the 15% limitation in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owner of up to 26% of the shares of our Common Stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, completed on March 18, 2016 the Company agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not be considered an “acquiring person” under the Rights Agreement under any circumstance. Following the Offering, Luxor is the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) of approximately 49.83% of our Common Stock. The Rights Agreement was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share and was not taxable to the Company or its stockholders.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – PROPERTY RENTAL AGREEMENTS AND LEASES

The Company, through its subsidiary CML, has the following rental agreement as lessor:

•	Clarkdale Arizona Central Railroad – rental – CML rents land to Clarkdale Arizona Central Railroad on month-to-month terms at $1,700 per month.

NOTE 14 – INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax. The Company recognized no income tax expense for the period ended March 31, 2016 as compared to March 31, 2015. The Company has recorded a full valuation allowance for any income tax benefits recognized in the current period. The effective tax rate for the period ended March 31, 2016 was 0% as compared to 38% for the 2015 period. The overall effective income tax rate for the year could be different from the effective tax rate for the three months ended March 31, 2016. A summary of our deferred tax assets and liabilities as well as the Company’s federal and state net operating loss carryforwards are included in Note 14 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Severance agreements – The Company has severance agreements with two executive officers that provide for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At March 31, 2016, the total potential liability for severance agreements was $112,500. Subsequent to March 31, 2016, Melvin Williams, the Company’s Chief Financial Officer, resigned. Accordingly, the potential severance liability will be reduced to $80,000.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 25, 2011, the Company and NMC entered into an amendment (the “Third Amendment”) to the assignment agreement between the parties dated June 1, 2005. Pursuant to the Third Amendment, the Company agreed to pay Advance Royalties to NMC of $15,000 per month (the “Minimum Royalty Amount”) effective as of January 1, 2011. The Third Amendment also provides that the Minimum Royalty Amount will continue to be paid to NMC in every month where the amount of royalties otherwise payable would be less than the Minimum Royalty Amount, and such Advance Royalties will be treated as a prepayment of future royalty payments. In addition, fifty percent of the aggregate consulting fees paid to NMC from 2005 through December 31, 2010 were deemed to be prepayments of any future royalty payments. As of December 31, 2010, aggregate consulting fees previously incurred amounted to $1,320,000, representing credit for advance royalty payments of $660,000.

Total Advance Royalty fees were $45,000 for the three months ended March 31, 2016 and 2015 respectively. Advance Royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

The timing of the development of the Road is to be within two years of the effective date of the agreement. The effective date shall be the later of (i) 30 days from the approving resolution of the agreement by the Town Council, (ii) the date on which the Town of Clarkdale obtains a connection dedication from separate property owners who have land that will be utilized in construction of the Road, or (iii) the date on which the Town of Clarkdale receives the proper effluent permit. The contingencies outlined in (ii) and (iii) above are beyond control of the Company.

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

Registration Rights Agreement - In connection with the June 7, 2012 private placement, the Company entered into a Registration Rights Agreement (“RRA”) with the purchasers. Pursuant to the RRA, the Company agreed to certain demand registration rights. These rights include the requirement that the Company file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. The Company also agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate purchase price paid by the investors for each 30-day period in which a registration default, as defined by the RRA, exists. The maximum penalty is equal to 3.0% of the purchase price which amounts to $121,500. As of the date of this filing, the Company does not believe the penalty to be probable and accordingly, no liability has been accrued.

NOTE 16 – CONCENTRATION OF CREDIT RISK

The Company maintains its cash accounts in financial institutions. Cash accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for up to $250,000 per institution. The Company has never experienced a material loss or lack of access to its cash accounts; however, no assurance can be provided that access to the Company’s cash accounts will not be impacted by adverse conditions in the financial markets. At March 31, 2016 and December 31, 2015, the Company had $1,262,167 and $91,355, respectively, of deposits in excess of FDIC insured limits.

NOTE 17 – CONCENTRATION OF ACTIVITY

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 18 – RELATED PARTY TRANSACTIONS

NMC - The Company utilizes the services of NMC to provide technical assistance and financing related activities. In addition, NMC provides the Company with use of its laboratory, instrumentation, milling equipment and research facilities. One of the Company’s executive officers, Mr. Ager, is affiliated with NMC. In 2011, the Company and NMC agreed to an advance royalty of $15,000 per month and to reimburse NMC for actual expenses incurred and consulting services provided. In 2016, the Company incurred no expense for consulting services.

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and Advance Royalty payments are more fully discussed in Note 15.

The following table provides details of transactions between the Company and NMC for the three months ended;

	March 31, 2016	March 31, 2015

Reimbursement of expenses	$-	$-
Consulting services provided	-	30,000
Advance royalty payments	45,000	45,000
Mineral and exploration expense – related party	$45,000	$45,000

The Company had outstanding balances due to NMC of $233,725 and $188,725 at March 31, 2016 and December 31, 2015, respectively.

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

Cupit, Milligan, Ogden & Williams, CPAs – The Company utilized CMOW to provide accounting support services through April 8, 2016. CMOW is an affiliate of the Company’s former CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges that had been incurred for Mr. Williams’ time. Mr. Williams was compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three months ended:

	March 31, 2016	March 31, 2015

Accounting support services	$17,926	$63,064
Direct benefit to CFO	$6,095	$18,289

The Company had an outstanding balance due to CMOW of $176,383 and $158,457 as of March 31, 2016 and December 31, 2015, respectively.

Financial Consulting Services – Beginning in October of 2014, the Company utilized five individuals to provide financial consulting services. During the third quarter of 2015, the Company entered into consulting agreements with three of these individuals, all of the consultants provided similar services. One of these individuals is the son of the Company’s CEO. In consideration for his services, the Company issued to him 2,063,143 warrants to purchase common stock at an exercise price of $0.50 per share, which the Company has valued at an aggregate of $258,553. The warrants are fully vested and expire five years from the date of grant.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Ireland Inc. – The Company leases corporate office space on month-to-month terms from Ireland Inc. (“Ireland”). NMC is a shareholder in both the Company and Ireland. Additionally, one of the Company’s late directors was the former CFO, Treasurer and a director of Ireland and the Company’s CEO provides consulting services to Ireland.

Total rent expense incurred to Ireland was $5,202 and $5,001 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, no amounts were due to Ireland. At December 31, 2015, $1,734 was due to Ireland.

Luxor – As of March 31, 2016 Luxor owned an aggregate of 142,665,754 shares of common stock and warrants to purchase up to an additional 16,532,789 shares of common stock. All 16,532,789 warrants, however, are not exercisable until September 18, 2016.

As of March 31, 2016 no amounts were payable to Luxor.

During the three months ended March 31, 2016 the Company recognized a loss on conversion of $6,998,571 related to the conversion $2,691,000 in convertible notes payable and accrued interest owing to the Luxor Group. In connection with this conversion the Company issued to the Luxor Group 76,885,714 shares of common stock, as discussed in Note 7.

During the three months ended March 31, 2016 The Luxor Group purchased from the Company 42,857,143 shares of common stock at $0.035 per share in exchange for $1,500,000 cash, as discussed in Note 10.

NOTE 19 – SUBSEQUENT EVENTS

On April 8, 2016, Melvin Williams resigned as the Chief Financial Officer of the Company, effective immediately. Concurrent with Mr. Williams’ resignation, CMOW resigned as our primary accounting resource. CMOW is an affiliate of Mr. Williams (Note 18).

On April 27, 2016, all 9 remaining outstanding holders of the Company’s secured convertible notes converted their notes into shares of common stock at a rate of $0.035 per share. In the aggregate, the holders of such notes converted, $1,086,325 in principal and interest owing on such Notes in exchange for 31,037,855 shares of the Company’s Common Stock. The Company subsequently canceled the Notes, and there are currently no further Notes outstanding from the September 18, 2013 Secured Convertible Promissory Note offering. The Company anticipates that a loss of approximately $1.7 million will be recorded in connection with the conversion during the quarter ended June 30, 2016.

On May 23, 2016, the Company completed a private placement of our common stock to 29 accredited investors. The securities were issued and sold in reliance on exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder. In the Offering, the Company sold 28,251,430 shares of common stock at $0.035 per share for gross proceeds of $988,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, or (the “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Searchlight Minerals Corp., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, (the “SEC”) , reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three-month period ended March 31, 2016 and changes in our financial condition from our year ended December 31, 2015. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

High pressure grinding rolls (“HPGR”) are commonly used in the mining industry to crush ore and have shown an ability to withstand very hard and abrasive ores. Tests using HPGRs on our slag material showed that grinding our slag material on a continuous basis did not produce wear on the equipment beyond the expected levels.

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

During the second quarter of 2012, we received the results of tests conducted by an independent Australian metallurgical testing firm whereby they conducted autoclave tests under various conditions, using the pressure oxidative leach (“POL”) method in a four-compartment, 25-liter autoclave. The completion of a continuous 14-hour test with 100% mechanical availability (i.e. no “down time”) demonstrates the ability of a pilot autoclave to process the Clarkdale slag material on a continuous basis. The pilot multi-compartment autoclave is routinely used to simulate operating performance in a full-scale commercial autoclave as part of a bankable feasibility study.

In addition, the pregnant leach solution (“PLS”) that was produced from the 14-hour continuous run was analyzed by the Australian testing firm. Analysis using the AAS/ICP-OES method resulted in approximately 0.2 - 0.6 opt of gold extracted into solution. The 0.2 opt was achieved during the startup of the test run. After making adjustments to the pH, volume of the leach solution and other process parameters, the higher 0.6 opt was obtained toward the completion of the test. Our independent technical consultants believe we can replicate these higher test results in future test runs.

We believe that the POL autoclave method in a large multi-compartment autoclave has shown to be viable for our production process because it can operate on a continuous basis and leaches higher levels of gold and much lower levels of iron and silica into solution than other methods. The results from POL autoclaving testing were comparable to bench-scale and pilot-scale autoclave tests performed.

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

To provide additional PLS which is necessary to expedite the gold recovery tests and commercial viability of the project, we acquired and have been operating a large batch titanium autoclave (approximately 900-liter capacity). Numerous tests have been conducted in this autoclave in an effort to optimize the process parameters in order to maximize gold extraction from the slag material. Such tests have resulted in gold metal recovery of 0.38 opt, with a back-calculated average slag head grade of 0.46 opt, resulting in an average 84% recovery of the gold in the slag material.

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

Significant Technical Achievements

In 2014, the precise nature of the gold contained in the Clarkdale slag was determined. Test work done with high resolution microscopes – a Scanning Electron Microscope and a Transmission Electron Microscope have photographed and measured the gold contained within sulfides and further encapsulated by a highly refractory silicate very resistant to thermal and chemical attack. This explains the difficulty in fire assaying the gold or using ambient temperature strong reagent leaching. Further, the gold is present as colloids (very small particles) less than 100 nm in size which is 1,000 times less than the width of a human hair. (This microscopic size is in the range of most of the gold contained within the Carlin Trend in Nevada – one of North America’s richest gold deposits that went undetected for decades due to the small “invisible” gold particles. The Carlin Trend material was also very difficult to assay and process until the true nature and deportment of the gold was determined.) The temperature required to break the silicate coating of the Clarkdale slag material exceeds standard fire assay temperature which is why the gold is not captured in the lead collector used in a standard fire assay. Specialized grinding using HPGR and high temperature leaching used in the current proposed process flow diagram aid in breaking this coating, oxidizing the sulfide, and converting the gold from a colloid to a charged ionic form in solution.

Testing using this process thus far has verified the prior test results achieved and reported by us of gold grades between 0.4 to 0.6 ounces per ton (average).  The processed material being derived from the heat treated slag is also much easier to be analyzed using standard analytical techniques.  Small autoclave tests conducted on the glass from the heat treatment have produced up to an 85% extraction of gold into the PLS solution.

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

Current Work Program

We are currently working on the following key steps in an effort to move expeditiously towards commercial operation:

1.	Thermal Pre-treatment Testing and Iron Production: Previous testing on slag material conducted by us on material from our Clarkdale Slag Project indicated that a high quality iron product could be produced from the slag material by using a thermal pre-treatment step prior to the autoclave process, which is designed to extract the gold. We conducted such tests to determine whether high quality iron could be produced from the slag material with the goal that the resulting iron may be sold at a price, which could at a minimum, pay for the cost of producing it and perhaps produce an additional cash flow above and beyond the revenue that we may receive from the extraction of gold from the slag pile. We also believe that the iron-removing pre-treatment of the slag material in this manner results in greater gold extraction from the autoclave process.

In 2015, we contracted Midrex Technologies, Inc. (“Midrex”) to run bench scale testing in their test facility in Charlotte, N.C. to determine if their technology could produce a high quality iron product from the Company’s slag material. Midrex reported that their technology was successful in producing “up to 97.8% iron metallization in bench scale box furnace testing, exceeding the goal of 90.0% iron metallization.”

In a continuing effort to produce high quality iron in a cost effective manner, we are in the process of engaging additional firms to determine if their equipment and technology can be used on our slag material. In the coming months, we intend to continue this pursuit and perform the necessary tests to make this determination.

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

Initial test work conducted with the chlorine gas system has indicated that this system, used in lieu of the previous chlorine chemical system, provides a much higher oxidizing capability at a much lower total reagent cost, reduces the salt load in solution and therefore, eliminates the piping plugging problems encountered in previous autoclave test runs. Once additional bench autoclave tests have been completed to finalize the chemical and operating conditions, the 900-liter pilot autoclave will be operated to verify results to date at a larger scale.

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

Capitalized interest cost - We capitalize interest cost related to acquisition, development and construction of property and equipment, which is designed as integral parts of the manufacturing process of the project. The capitalized interest is recorded as part of the asset it relates to and will be amortized over the asset’s useful life once production commences.

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

Stock-based compensation - Stock-based compensation awards are recognized in the consolidated financial statements based on the grant date fair value of the award which is estimated using the Binomial Lattice option pricing model. We believe that this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for the actual exercise behavior of option holders. The compensation cost is recognized over the requisite service period, which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

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

For acquired properties that do not constitute a business, a deferred income tax liability is recorded on U.S. GAAP basis over income tax basis using statutory federal and state rates. The resulting estimated future income tax liability associated with the temporary difference between the acquisition consideration and the tax basis is computed in accordance with ASC 740-10-25-51, Acquired Temporary Differences in Certain Purchase Transactions that are Not Accounted for as Business Combinations, and is reflected as an increase to the total purchase price which is then applied to the underlying acquired assets in the absence of there being a goodwill component associated with the acquisition transactions.

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended March 31,
	2016	2015	Percent Increase/ (Decrease)
Revenue	$-	$-	n/a
Operating expenses	(1,192,240)	(1,627,985)	(26.8)%
Other income (expense)	(9,551,974)	(383,824)	(2,388.6)%
Income tax benefit	-	642,238	(100.0)%
Net loss	$(10,744,214)	$(1,369,571)	(684.5)%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the three months ended March 31, 2016. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended March 31,
	2016	2015	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$442,428	$481,629	(8.1)%
Mineral exploration and evaluation expenses – related party	45,000	75,000	(40.0)%
Administrative – Clarkdale site	-	32,445	(100.0)%
General and administrative	400,631	615,012	(34.9)%
General and administrative – related party	17,515	68,064	(74.3)%
Gain on asset disposition	-	(2,548)	(100.0)%
Depreciation	286,666	358,383	(20.0)%
Total operating expenses	$1,192,240	$1,627,985	(26.8)%

Three-month period ended March 31, 2016 and 2015. Operating expenses decreased to $1,192,240 during the three-month period ended March 31, 2016 from $1,627,985 during the three-month period ended March 31, 2015 as further discussed below.

Mineral exploration and evaluation expenses decreased to $442,428 during the three-month period ended March 31, 2016 from $481,629 during the three-month period ended March 31, 2015. The decrease is attributed to a reduction in engineering consulting and property taxes.

Mineral exploration and evaluation expenses – related party decreased to $45,000 during the three-month period ended March 31, 2016 from $75,000 during the three-month period ended March 31, 2015. The decrease is due to a decrease in expenditures associated with metallurgical consulting services in 2016. These expenses include fees paid to NMC for technical assistance and financing related activities. One of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses decreased to $400,631 during the three-month period ended March 31, 2016 from $615,012 during the three-month period ended March 31, 2015. The decrease was primarily due to a decrease in legal costs related to retainer fees in the 2015 period, in addition to lower stock based compensation expense, and lower salaries and wages.

General and administrative expenses – related party decreased to $17,515 during the three-month period ended March 31, 2016 from $68,064 during the three-month period ended March 31, 2015. The 2015 expenses include accounting support services related to the filing of the 2014 Form 10K and rent expense. The accounting support services were performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our former Chief Financial Officer through April 8, 2016. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our late directors was the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

•	Accounting expenses – related party decreased to $17,925 during the three months ended March 31, 2016 from $63,064 for the three months ended March 31, 2015. These fees did not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation has been provided in the form of salary. The direct benefit to Mr. Williams was $6,095 and $18,289 of the above fees for the three months ended March 31, 2016 and 2015, respectively. The decrease in fees resulted from a decrease in the volume and complexity of equity transactions in 2016.

•	Rent expense – related party increased to $5,202 from $5,001 for the three-month periods ended March 31, 2016 and 2015, respectively. The increase is due to an increase in the monthly rent paid under the terms of the lease agreement.

Depreciation expense decreased to $286,666 during the three-month period ended March 31, 2016 from $358,383 during the three-month period ended March 31, 2015. The decrease was due to the slag conveyance equipment (leaching and filtering) becoming fully depreciated in the fourth quarter of 2015.

Other Income and Expenses. Total other income (expense) amounted to expense of $9,551,974 during the three-month period ended March 31, 2016, as compared to income of $383,824 during the three-month period ended March 31, 2015. The increase was due the loss on conversion of convertible notes payable and related accrued interest expense of $8,112,962 and $695,379, respectively, and a change in the fair value of our derivative liabilities, resulting in a loss of $748,988 for the three-month period ending March 31, 2016.

Income Tax Benefit. Income tax benefit decreased to $0 for the three-month period ended March 31, 2016 from $642,238 during the three-month period ended March 31, 2015. The decrease in benefit was due to an increase in valuation allowance recorded during the quarter ended March 31, 2016.

Net Loss. The aforementioned factors resulted in a net loss of $10,744,214, or $0.06 per common share, for the three-month period ended March 31, 2016, as compared to a net loss of $1,369,571, or $0.01 per common share, for the three-month period ended March 31, 2015. The increase in our net loss for the 2016 period results primarily from losses incurred in connection with the conversion of notes payable and related accrued interest of $8,112,962.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the three-month period ended March 31, 2016, we completed the following offerings:

Completion of Private Placement

On March 18, 2016, we completed a private placement of our securities to Luxor. Luxor and certain of its affiliates are principal stockholders of the Company. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. In the private placement, we sold 42,857,143 shares of the Company’s common stock at a purchase price of $0.035 per share, resulting in aggregate gross proceeds to us of $1,500,000. We intend to use the net proceeds from the private placement for general working capital purposes.

In connection with the private placement, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and a Registration Rights Agreement, each dated March 18, 2016, with Luxor. The Common Stock Purchase Agreement contains representations and warranties of the Company and Luxor that are customary for transactions of the type contemplated in connection with the Offering. Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the SEC within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the shares of common stock issued to Luxor in the Offering, as well as any shares issuable upon the exercise of the warrants (assuming that on the date of determination the warrants are exercised in full).

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. Luxor will also be granted piggyback registration rights with respect to such shares.

In connection with the private placement, our Board of Directors agreed to waive certain provisions of our Rights Agreement, dated August 24, 2009, with respect to accounts managed by Luxor. In connection with the Rights Agreement, the Board of Directors previously declared a dividend of one common share purchase right for each outstanding share of our common stock. The rights become exercisable, under certain circumstances, in the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (an “acquiring person”). The Company’s Board of Directors had previously waived the 15% limitation in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owner of up to 26% of the shares of our Common Stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, completed on March 18, 2016 the Company agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not be considered an “acquiring person” under the Rights Agreement under any circumstance. Following the Offering, Luxor is the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act) of approximately 49.83% of our Common Stock. (Including giving effect to any warrants or other rights to purchase share of our common stock).

Conversion of Notes Payable

During the three months ended March 31, 2016, the Luxor Group, demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013. Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

On March 18, 2016, Martin Oring, one of our directors and our Chief Executive Officer, and members of his family, pursuant to Amendments to Convertible Promissory Notes, dated March 18, 2016, provided us with Conversion Notices whereby they elected to convert all of the principal and accrued but unpaid interest owing on their Secured Convertible Promissory Notes, each dated September 18, 2013, into shares of the Company’s common stock at a rate of $0.035 per share. In the aggregate, Mr. Oring and his family members converted $414,000 in principal and $14,491 in accrued interest owing on such notes in exchange for 12,242,600 shares of the Company’s common stock. The Company has subsequently cancelled the Oring Notes. In connection with the conversion of the Oring Notes the Company has recognized a loss on conversion of $1,114,391.

In connection with the issuance of such shares, we entered a Registration Rights Agreement, dated March 18, 2016, with the holders of the Notes.

Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the SEC within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the shares of common stock issued to holders of the Notes in exchange for the cancellation of the March Interest Payment.

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The holders of the Notes will also be granted piggyback registration rights with respect to such shares.

Working Capital Deficit

The following is a summary of our working capital deficit at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	Percent Increase/(Decrease)
Current Assets	$1,611,178	$541,069	197.8%
Current Liabilities	(4,790,412)	(6,053,283)	(21.9)%
Working Capital Deficit	$(3,179,234)	$(5,512,214)	(42.3)%

The decrease in our working capital deficit was primarily attributable to conversion of $2,438,047 of convertible notes (net of discount) and an increase in the related derivative liability of $802,129. In addition to the decrease in liabilities above, the Company’s cash balance increased $1,087,796 from March 31, 2015 to March 2016, due to the unused proceeds from the March 18, 2016 private placement. Unrestricted cash was $1,541,540 as of March 31, 2016, as compared to $453,744 as of December 31, 2015.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2016	2015	Percent Increase/(Decrease)
Cash Flow Used in Operating Activities	$(511,311)	$(988,405)	(48.3)%
Cash Flow Provided by Investing Activities	-	455,611	(100.0)%
Cash Flow Provided by Financing Activities	1,599,107	1,500,000	6.6%
Net Change in Cash During Period	$1,087,796	$967,206	12.5%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $511,311 during the three-month period ended March 31, 2016 from $988,405 during the three-month period ended March 31, 2015. The decrease after non-cash adjustments related to our conversion of notes payable and accrued interest in March, 2016 and the change in fair value of our derivative liability was due primarily to decreased depreciation expense and decreased changes to our operating liabilities in 2016 as compared to the 2015 period, and a reclassification in 2015 of $227,345 to restricted cash which consisted of funds designated for debt collateral.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $0 during the three-month period ended March 31, 2016, as compared to net cash used in investing activities of $455,611 during the three-month period ended March 31, 2015. The decrease was due to proceeds received from the sale of land in the first quarter of 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1,599,107 during the three-month period ended March 31, 2016, as compared to net cash provided by financing activities of $1,500,000 during the three-month period ended March 31, 2015. The increase was due to reclassification in 2016 of $99,107 to restricted cash, which consisted of funds designated for debt collateral.

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

We may not generate sufficient revenue from our proposed business plan in the future to achieve profitable operations. As of March 31, 2016, we had an accumulated deficit of $93,236,798. As of March 31, 2016, we had a working capital deficit of $3,179,234, compared to a working capital deficit of $5,512,214 as of December 31, 2015. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of May 31, 2016, we had operating cash reserves in the amount of approximately $1,900,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of March 31, 2016, our financial statements and this Report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

A decision on allocating additional funds for the Clarkdale Slag Project will be forthcoming if and once the feasibility study is completed and analyzed. The Clarkdale Slag Project work program is expected to include the preparation of a bankable feasibility study, engineering and design of the full-scale production facility and planning for the construction of an Industrial Collector Road pursuant to an agreement with the Town of Clarkdale, Arizona. We estimate that our monthly expenses will increase substantially once the feasibility study is completed and analyzed and we may require the necessary funding to fulfill this anticipated work program.

If the actual costs are significantly greater than anticipated, if we proceed with our exploration, testing and construction activities beyond what we currently have planned, or if we experience unforeseen delays during our activities during 2016, we will need to obtain additional financing. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

Obtaining additional financing is subject to a number of factors, including the market prices for base and precious metals. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such financing would have a material, adverse effect on our business, results of operations and financial condition.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact to its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning January 1, 2019. The Company is currently evaluating the impact to its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies income tax accounting. The update requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. Adoption of the new guidance is not expected to have an impact on the condensed consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption was permitted. We adopted the provisions of ASU 2015-03 on a retrospective basis for our annual period ended December 31, 2015. The retrospective adoption of this standards resulted in the reclassification of approximately $0.1 million of current assets as a direct reduction against the balance of our current debt in the accompanying condensed consolidated balance sheet at December 31, 2015, but had no effect on our condensed consolidated net loss or stockholders’ equity.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity”. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. Adoption and implementation of this new guidance did not have any impact on our condensed consolidated statements of financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern”. This update requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Adoption of the new guidance will affect only the presentation and disclosures of the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $1,541,540 at March 31, 2016 and $453,744 at December 31, 2015. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of March 31, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On April 8, 2016 our CFO Melvin Williams resigned pursuant to which we no longer utilize the services of Cupit, Milligan, Ogden and Williams an affiliate of our former CFO. We believe that with the transition inherently there are changes in our internal controls over financial reporting during the quarter ended March 31, 2016. We have continued to utilize the system of internal controls in place prior to the resignation of our CFO and primary accounting resource. We have engaged an independent consulting, and financial accounting resource while we continue to pursue a permanent replacement for our former CFO.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016 we issued 18,750 shares of common stock at $0.08 per share to the estate of our late director Robert McDougal.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended March 31, 2016 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the SEC, as referenced below:

Reference Number	Item

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosures

101	101.INS	XBRL Instance
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation
	101.LAB	XBRL Taxonomy Extension Labels
	101.PRE	XBRL Taxonomy Extension Presentation
	101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP.
a Nevada corporation

Date: June 30, 2016	By:	/s/ Martin B. Oring
Martin B. Oring Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)

