Form 10-Q
period 2016-06-30
Searchlight Minerals Corp.
filed 2016-08-12
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes     ☐     No     ☒

As of August 12, 2016, the registrant had 345,600,029 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS

Current assets
Cash	$1,567,572	$453,744
Prepaid expenses	62,044	87,325
Total current assets	1,629,616	541,069

Property and equipment, net	5,728,730	6,301,953
Restricted cash	-	227,345
Slag project	121,886,636	121,874,102
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Reclamation bond and deposits, net	14,566	14,566
Total non-current assets	135,242,324	136,030,358

Total assets	$136,871,940	$136,571,427

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,410,582	$1,151,183
Accounts payable - related party	442,656	348,916
VRIC payable, current portion - related party	698,144	657,295
Convertible debt, net of discount	-	3,252,212
Derivative liability - convertible debt	-	590,536
Derivative warrant liability	-	53,141
Total current liabilities	2,551,382	6,053,283

Long-term liabilities
VRIC payable, net of current portion - related party	-	40,849
Deferred tax liability	48,224,926	48,224,926
Total long-term liabilities	48,224,926	48,265,775

Total liabilities	50,776,308	54,319,058

Commitments and contingencies - Note 11

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares authorized, 345,600,029 and 154,306,537 shares, respectively, issued and outstanding	345,599	154,306
Additional paid-in capital	180,927,812	164,590,647
Accumulated deficit	(95,177,779)	(82,492,584)
Total stockholders' equity	86,095,632	82,252,369

Total liabilities and stockholders' equity	$136,871,940	$136,571,427

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	504,592	614,312	947,020	1,095,814
Mineral exploration and evaluation expenses - related party	45,000	45,360	90,000	120,360
Administrative - Clarkdale site	-	31,252	-	63,822
General and administrative	561,170	81,112	956,599	696,123
General and administrative - related party	38,163	37,542	60,880	105,607
(Gain) on asset disposition	-	-	-	(2,548)
Depreciation	286,557	356,955	573,223	715,337
Total operating expenses	1,435,482	1,166,533	2,627,722	2,794,515

Loss from operations	(1,435,482)	(1,166,533)	(2,627,722)	(2,794,515)

Other income (expense)
Rental revenue	3,400	5,100	8,500	10,200
Loss on conversion of notes payable	(324,159)	-	(8,437,121)	-
Change in fair value of derivative liabilities	-	780,910	(748,988)	528,317
Interest expense	(185,111)	(137,283)	(880,489)	(273,655)
Interest and dividend income	370	620	625	660
Total other income (expense)	(505,500)	649,347	(10,057,473)	265,522

Loss before income taxes	(1,940,982)	(517,186)	(12,685,195)	(2,528,993)
Income tax (expense) benefit	-	475,447	-	1,117,685
Net loss	$(1,940,982)	$(41,739)	$(12,685,195)	$(1,411,308)

Comprehensive loss	$(1,940,982)	$(41,739)	$(12,685,195)	$(1,411,308)

Loss per common share - basic and diluted
Net loss	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding -
Basic	314,348,672	150,169,878	306,099,010	147,403,371
Diluted	314,348,672	150,169,878	306,099,010	147,403,371

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,685,195)	$(1,411,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	573,223	715,337
Stock based compensation	13,800	51,007
Stock based expenses	-	41,588
(Gain) on asset dispositions and impairment	-	(2,548)
Loss incurred in connection with conversion of notes payable and accrued interest	8,437,121	-
Amortization of prepaid expense	-	166,626
Amortization of debt financing fees and debt discount	816,788	128,633
Deferred income taxes	-	(1,117,685)
Change Loss (Gain) in fair value of derivative liabilities	748,988	(528,317)
Accounts payable settlement	-	(378,136)
Changes in operating assets and liabilities:
Restricted cash	-	(227,345)
Prepaid expenses	25,281	(180,510)
Accounts payable and accrued liabilities	467,678	707,308
Net cash used in operating activities	(1,602,316)	(2,035,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions	-	457,548
Purchase of property and equipment	-	(4,786)
Net cash provided by investing activities	-	452,762

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,488,800	3,195,450
Stock issuance costs	-	(12,704)
Cash restricted for debt collateral	227,344	-
Net cash provided by financing activities	2,716,144	3,182,746

NET CHANGE IN CASH	1,113,828	1,600,158
CASH AT BEGINNING OF PERIOD	453,744	584,976
CASH AT END OF PERIOD	$1,567,572	$2,185,134
(3,014,713)
SUPPLEMENTAL INFORMATION
Interest paid, net of capitalized amounts	$-	$15,926
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued interest	$-	$129,115
Common stock issued in satisfaction of accrued interest and convertible notes payable	$14,025,859	$-
Conversion of notes payable and accrued interest	$(4,196,073)	$-

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

History - The Company was incorporated on January 12, 1999, pursuant to the laws of the State of Nevada under the name L.C.M. Equity, Inc. From 1999 to 2005, the Company operated primarily as a biotechnology research and development company with its headquarters in Canada and an office in the United Kingdom. On November 2, 2001, the Company entered into an acquisition agreement with Regma Bio Technologies, Ltd. pursuant to which Regma Bio Technologies, Ltd. entered into a reverse merger with the Company with the surviving entity named “Regma Bio Technologies Limited”. On November 26, 2003, the Company changed its name from “Regma Bio Technologies Limited” to “Phage Genomics, Inc.” (“Phage”).

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

As of June 30, 2016, the Company had cumulative net losses of $95,177,779 from operations and had not commenced commercial mining and mineral processing operations; rather it is still in the exploration stage. For the six months ended June 30, 2016, the Company incurred a net loss of $12,685,195, had negative cash flows from operating activities of $1,602,316 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $921,766 at June 30, 2016.

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

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and disclosures necessary for the fair presentation of the Company's Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015. The Company’s balance sheet at December 31, 2015, is derived from the audited financial statements at that date. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 5, 2016.

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s financial instruments consist of the VRIC payable, derivative liabilities (described in Notes 5 and 7) and convertible notes (described in Note 6). The VRIC payable and the convertible notes are classified within Level 2 of the fair value hierarchy. The fair value of the VRIC payable approximates carrying value as the imputed interest rate is considered to approximate a market interest rate. The fair value of the convertible notes approximates carrying value as the interest rate is considered to approximate a market interest rate.

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 5) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 7) is calculated using a model which incorporates estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The change in fair value of the derivative liabilities is classified in other income (expense) in the condensed consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. 72,384,390 and 63,779,506 stock options, warrants and common shares issuable upon the conversion of notes were outstanding as of June 30, 2016 and June 30, 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

NOTE 2 – RESTRICTED CASH

At December 31, 2015, restricted cash amounted to $227,345 and had consisted of funds designated for debt collateral. During the six months ended June 30, 2016, the Company reduced the restricted cash requirement by $227,345, in connection with the conversion of the Company’s convertible notes payable (as described in Note 6).

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$38,255	$(38,110)	$145	$38,255	$(37,963)	$292
Lab equipment	249,061	(249,061)	-	249,061	(249,061)	-
Computers and equipment	71,407	(64,548)	6,859	71,407	(61,644)	9,763
Vehicles	47,675	(46,508)	1,167	47,675	(46,158)	1,517
Slag conveyance equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(4,858,371)	1,771,692	6,630,063	(4,526,867)	2,103,196
Grinding circuit	913,679	(26,667)	887,012	913,679	(21,667)	892,012
Extraction circuit	938,352	(556,503)	381,849	938,352	(462,668)	475,684
Leaching and filtration	1,300,618	(1,300,618)	-	1,300,618	(1,300,618)	-
Fero-silicate storage	4,326	(2,379)	1,947	4,326	(2,163)	2,163
Electrowinning building	1,492,853	(821,069)	671,784	1,492,853	(746,426)	746,427
Site improvements	1,677,844	(778,026)	899,818	1,677,844	(715,775)	962,069
Site equipment	360,454	(356,011)	4,443	360,454	(353,638)	6,816
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(9,398,787)	$5,728,730	$15,127,517	$(8,825,564)	$6,301,953

Depreciation expense was $286,557 and $356,955 for the three months ended June 30, 2016 and 2015, respectively, and $573,223 and $715,337 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Trade accounts payable	$541,677	$589,657
Accrued compensation and related taxes	811,102	435,469
Accrued interest	57,803	126,057
	$1,410,582	$1,151,183

Amounts due to related parties are discussed in Note 12.

NOTE 5 – DERIVATIVE WARRANT LIABILITY

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

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

With respect to the March 18, 2016 extension, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

June 30, 2016
Risk-free interest rate	0.64% - 0.87%
Expected volatility	122.95% - 176.27%
Expected life (years)	1 - 1.75

As of June 30, 2016, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $0.59 per share for warrants held by Luxor Capital Partners, L.P. and its affiliates (“Luxor”) and to $0.58 per share for all other warrant holders (“all others”), and (ii) the number of warrants during the six months ended June 30, 2016 was increased by a total of 10,859,777, being 6,392,803 warrants for Luxor and its affiliates and 4,466,974 warrants for all others. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $0.59 per share. The total warrants accounted for as a derivative liability were 20,006,807 and 9,147,029 as of June 30, 2016 and December 31, 2015, respectively. The Company valued the derivative liability as of June 30, 2016, using the Binomial Lattice pricing model. As a result of changes in the inputs as noted below, the value of the derivative liability as of June 30, 2016, was immaterial.

The following table sets forth the changes in the fair value of derivative liability for the six months ended June 30, 2016 and the year ended December 31 2015:

	June 30, 2016	December 31, 2015
Beginning balance	$(53,141)	$-
Adjustment to warrants	(104,075)	-
Change in fair value	157,216	(53,141)
Ending balance	$-	$(53,141)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Expected volatility	122.95% - 176.27%	30.46% - 141.15%
Risk-free interest rate	0.45% - 0.84%	0.00% - 0.65%
Expected life (years)	0.75 - 1.75	0.10 - 0.90
Suboptimal exercise factor	2.0	2.5

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

NOTE 6 – CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes was five years, but the Notes could be demanded by the holders. The Notes bore interest at 7% which was payable semi-annually. The Notes had customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes were secured by a first priority lien on all of the assets of the Company including its subsidiaries. At June 30, 2016, all of the convertible notes were converted and cancelled and the first priority lien was released.

The Company was not able to incur additional secured indebtedness or other indebtedness with a maturity prior to that of the Notes without the written consent of the holders of the majority-in-interest of the Notes. In the event of a change of control of the Company, the Notes would have become due and payable at 120% of the principal balance. The holders of the Notes had the right to purchase, pro rata, up to $600,000 of additional separate notes by September 18, 2014 on the same general terms and conditions as the original Notes. In September 2014, $69,000 of additional notes were purchased and issued.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At December 31, 2015, the Notes were convertible into 10,433,333 shares of common stock at $0.39 per share, as adjusted for anti-dilutive provisions and the if-converted value equaled the principal amount of the Notes. Certain embedded features in the Notes were required to be bifurcated and accounted for as a single compound derivative and reported at fair value as discussed in Note 7.

During the six months ended June 30, 2016, Luxor, on behalf of itself and certain of its affiliates (collectively, the “Luxor Group”), demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Luxor Notes”). Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Notes 8 and Note 12, the Luxor Group agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

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

On March 17, 2016 the Board of Directors of the Company approved an offer to the remaining nine holders of the Secured Convertible Promissory Notes. The offer, effective March 18, 2016, included the conversion of principal and interest outstanding as of March 18, 2016 at a rate of $0.035 per share. On April 27, 2016, the remaining nine holders of the Secured Convertible Promissory Notes converted $1,055,000 in principal and $21,583 in accrued interest in exchange for 31,037,855 shares of the Company’s common stock. The Company subsequently cancelled the Notes. In connection with the conversion of the Notes the Company has recognized a loss on conversion of $324,159.

As a result of the aforementioned conversions, as of June 30, 2016 all the Secured Convertible Promissory Notes and associated accrued interest have been converted and cancelled.

At issuance, the fair value of the compound derivative was $1,261,285 and was recorded as both a derivative liability and a debt discount. The debt discount was being amortized to interest expense over the term of the Notes and the derivative liability was carried at fair value through the conversion dates. The Company incurred $126,446 of financing fees related to the Notes. Such amounts were capitalized and were amortized to interest expense over the term of the Notes. The carrying value of the convertible debt, net of discount was comprised of the following:

	June 30, 2016	December 31, 2015
Convertible notes at face value	$4,069,000	$4,069,000
Conversion of notes at face value	(4,069,000)	-
Unamortized discount and deferred financing fees	-	(816,788)
Convertible notes, net of discount	$-	$3,252,212

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest expense related to the Notes included the following for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate at 7%	$667	$71,204	$63,702	$142,395
Amortization of debt discount	168,106	58,817	744,058	116,531
Amortization of deferred financing fees	16,338	6,108	72,729	12,102
Total interest expense on convertible notes	$185,111	$136,129	$880,489	$271,028

Included in amortization of debt discount for the three and six months ended June 30, 2016 is expense of $738,748 and $570,642 related to the conversion of $4,069,000 Secured Convertible Promissory Notes payable in March and April, 2016. These amounts have been recorded as interest expense on our condensed consolidated statements of operations and comprehensive loss.

NOTE 7 – DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 6, the Company had issued $4,069,000 of secured convertible notes between September, 2013 and September, 2014. The Notes were convertible at any time into shares of common stock at $0.39 per share. As discussed further in Note 6, during the six months ended June 30, 2016 all of the notes were converted and cancelled.

The Notes had several embedded conversion and redemption features. The Company determined that two of the features were required to be bifurcated and accounted for under derivative accounting as follows:

1.	The embedded conversion feature included a provision for the adjustment to the conversion price if the Company issued common stock or common stock equivalents at a price less than the exercise price. Derivative accounting was required for this feature due to this anti-dilution provision.

2.	One embedded redemption feature required the Company to pay 120% of the principal balance due upon a change of control. Derivative accounting was required for this feature as the debt involved a substantial discount, the option was only contingently exercisable and its exercise was not indexed to either an interest rate or credit risk.

These two embedded features had been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations were highly subjective and subject to interpretation. Assumptions used for the six months ended June 30, 2016 and the year ended December 31, 2015 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	June 30, 2016	December 31, 2015
Expected volatility	20.57% – 222.29%	101.46 – 139.57%
Risk-free interest rate	0.29% – 1.04%	0.92 - 1.31%
Expected life (years)	1.0 – 2.51	2.0 – 2.75
Suboptimal exercise factor	1.0 – 2.0	2.5

The expected volatility was based on the historical volatility levels on the Company’s common stock. The risk-free interest rate was based on the implied yield available on US Treasury zero-coupon issues over equivalent lives of the options. The expected life was impacted by all of the underlying assumptions and calibration of the Company’s model. Significant increases or decreases in inputs would result in a significantly lower or higher fair value measurement.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the changes in the fair value of the derivative liability for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning balance	$590,536	$1,218,619
Conversion of convertible debt	(1,694,693)	-
Change in fair value	1,104,157	(628,083)
Ending balance	$-	$590,536

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2016, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 18, 2016, the Company issued 76,885,714 shares of common stock at $0.035 per share to the Luxor noteholders as consideration for the conversion of $2,600,000 in principal and $91,000 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $6,998,571 has been recognized as discussed in Note 6.

b)	On March 18, 2016, the Company issued 12,242,600 shares of common stock at $0.035 per share to the Oring noteholders as consideration for the conversion of $414,000 in principal and $14,491 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $1,114,391 has been recognized as discussed in Note 6.

c)	On March 18, 2016, the Company completed a private placement offering with the Luxor Group for proceeds of $1,500,000. A total of 42,857,143 shares of common stock at $0.035 were issued in connection with this offering. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Note 6 and Note 12, the Luxor Group agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016.

d)	On March 17, 2016, the Board of Directors has also authorized, subject to stockholder approval, which has yet to occur certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, would increase the number of authorized shares of our capital stock.

e)	On March 31, 2016, the Company issued 18,750 shares of common stock at $0.08 per share to the estate of the late Robert McDougal. Mr. McDougal had been a director of the Company through January 15, 2016, the date that Mr. McDougal passed away. The shares were issued as consideration for his services a director of the Company.

f)	On April 27, 2016, the Company issued 31,037,855 shares of common stock at $0.035 per share to various convertible note holders, as consideration for the conversion of $1,055,000 in principal and $21,583 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $324,159 has been recognized as discussed in Note 6.

g)	On May 23, 2016, the Company completed a private placement offering with various qualified investors for proceeds of $988,800. A total of 28,251,430 shares of common stock at $0.035 were issued in connection with this offering.

During the six months ended June 30, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	As of June 30, 2015, the Company had received $700,400 of subscriptions for a private placement offering. The Company offered up to 5,714,285 units of the Company’s securities at a purchase price of $0.35 per unit. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The offering was completed on July 30, 2015 for total gross proceeds of $775,400.

b)	b) On May 21, 2015, the Company completed a private placement offering for gross proceeds of $995,050. A total of 2,843,000 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

c)	On March 23, 2015, the Company’s Board of Directors approved a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units were issued at a price of $0.3529 per unit. Each unit consisted of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The financing was completed on March 25, 2015.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

d)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at June 30, 2016:

Shares Underlying Outstanding Warrants	Exercise Price	Expiration Date
3,410,526	$0.58	November 2017
5,736,501	0.59	November 2017
7,042,387	1.85	November 2017
3,000,000	0.375	June 2017
316,752	0.30	September 2019
2,197,496	0.30	October 2019
1,000,000	0.30	November 2019
1,498,750	0.30	December 2019
3,981,000	0.50	December 2019
4,250,000	0.50	March 2020
2,843,000	0.50	May 2020
2,215,429	0.50	July 2020
327,900	0.50	September 2020
27,067	0.58	November 2017
44,816	0.59	November 2017
2,750,045	0.58	November 2017
4,641,296	0.59	November 2017
687,511	0.58	November 2017
1,139,968	0.59	November 2017
592,682	0.58	November 2017
976,393	0.59	November 2017
48,679,519

NOTE 9 – STOCKHOLDER RIGHTS AGREEMENT

The Company adopted a Stockholder Rights Agreement (the “Rights Agreement”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders.  Under the Rights Agreement, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors had previously waived the 15% limitation in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owner of up to 26% of the shares of our Common Stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, completed on March 18, 2016 the Company agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not be considered an “acquiring person” under the Rights Agreement under any circumstance. Following the Offering, Luxor is the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) of approximately 49.83% of our Common Stock. As of June 30, 2016, Luxor was the beneficial owner of approximately 44.27% of our common stock. The Rights Agreement was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share and was not taxable to the Company or its stockholders.

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax. The Company recognized no income tax expense for the period ended June 30, 2016 as compared to June 30, 2015. The Company has recorded a full valuation allowance for any income tax benefits recognized in the current period. The effective tax rate for the period ended June 30, 2016 was 0% as compared to 38% for the 2015 period. The overall effective income tax rate for the year could be different from the effective tax rate for the six months ended June 30, 2016. A summary of our deferred tax assets and liabilities as well as the Company’s federal and state net operating loss carryforwards are included in Note 14 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Severance agreements – The Company has a severance agreement with an executive officer that provides for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At June 30, 2016, the total potential liability for the severance agreement was $80,000.

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

F- 15

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total Advance Royalty fees were $45,000 for the three months ended June 30, 2016 and 2015, respectively, and $90,000 for the six months ended June 30, 2016 and 2015 respectively. Advance Royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

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

The Company has an existing obligation to pay NMC a royalty consisting of 2.5% of the NSR on any and all proceeds of production from the Clarkdale Slag Project. The royalty agreement and Advance Royalty payments are more fully discussed in Note 11.

The following table provides details of transactions between the Company and NMC for the three and six months ended;

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Reimbursement of expenses	$-	$360	$-	$360
Consulting services provided	-	-	-	30,000
Advance royalty payments	45,000	45,000	90,000	90,000
Mineral and exploration expense – related party	$45,000	$45,360	$90,000	$120,360

F- 16

SEARCHLIGHT MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company had outstanding balances due to NMC of $278,725 and $188,725 at June 30, 2016 and December 31, 2015, respectively.

Cupit, Milligan, Ogden & Williams, CPAs – The Company utilized CMOW to provide accounting support services through April 11, 2016. CMOW is an affiliate of the Company’s former CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges that had been incurred for Mr. Williams’ time. Mr. Williams was compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Accounting support services	$32,548	$32,541	$50,474	$95,605
Direct benefit to CFO	$11,066	$9,437	$17,161	$27,725

The Company had an outstanding balance due to CMOW of $208,931 and $158,457 as of June 30, 2016 and December 31, 2015, respectively.

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

Total rent expense incurred to Ireland was $5,202 and $10,404 and $5,001 and $10,002 for the three and six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, no amounts were due to Ireland. At December 31, 2015, $1,734 was due to Ireland.

Luxor – As of June 30, 2016, Luxor owned an aggregate of 142,665,754 shares of common stock and warrants to purchase up to an additional 18,525,032 shares of common stock. All 18,525,032 warrants, however, are not exercisable until September 18, 2016.

As of June 30, 2016, no amounts were payable to Luxor.

During the six months ended June 30, 2016, the Company recognized a loss on conversion of $6,998,571 related to the conversion $2,691,000 in convertible notes payable and accrued interest owing to the Luxor Group. In connection with this conversion the Company issued to the Luxor Group 76,885,714 shares of common stock, as discussed in Note 6.

During the six months ended June 30, 2016, The Luxor Group purchased from the Company 42,857,143 shares of common stock at $0.035 per share in exchange for $1,500,000 cash, as discussed in Note 8.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events through August 12, 2016, and has determined there are no material subsequent events.

F- 17

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2016 and changes in our financial condition from our year ended December 31, 2015. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In addition, the pregnant leech solution (“PLS”) that was produced from the 14-hour continuous run was analyzed by the Australian testing firm. Analysis using the AAS/ICP-OES method resulted in approximately 0.2 - 0.6 opt of gold extracted into solution. The 0.2 opt was achieved during the startup of the test run. After making adjustments to the pH, volume of the leach solution and other process parameters, the higher 0.6 opt was obtained toward the completion of the test. Our independent technical consultants believe we can replicate these higher test results in future test runs.

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

In 2015, we contract Midrex Technologies, Inc. (“Midrex”) to run bench scale testing in their facility in Charlotte, N.C. to determine if their technology could produce a high quality iron product from the Company’s slag material. Midrex reported that their technology was successful in producing “up to 97.8% iron metallization in bench scale box furnace testing, exceeding the goal of 90.0% iron metallization.”

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Increase/ (Decrease)	2016	2015	Percent Increase/ (Decrease)
Revenue	$-	$-	-	$-	$-	-
Operating expenses	(1,435,482)	(1,166,533)	23.1%	(2,627,722)	(2,794,515)	(6.0)%
Other income (expense)	(505,500)	649,347	(177.8)%	(10,057,473)	265,522	3,887.8%
Income tax benefit	-	475,447	n/a %	-	1,117,685	n/a %
Net loss	$(1,940,982)	$(41,739)	4,550.3%	$(12,685,195)	$(1,411,308)	798.8%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the six months ended June 30, 2016. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent Increase/ (Decrease)	2016	2015	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$504,592	$614,312	(17.9)%	$947,020	$1,095,814	(13.6)%
Mineral exploration and evaluation expenses – related party	45,000	45,360	(0.8)%	90,000	120,360	(25.2)%
Administrative – Clarkdale site	-	31,252	(100.0)%	-	63,822	(100.0)%
General and administrative	561,170	81,112	591.8%	956,599	696,123	37.4%
General and administrative – related party	38,163	37,542	1.7%	60,880	105,607	(42.4)%
Gain (loss) on asset disposition	-	-	(0.0)%	-	(2,548)	100.0%
Depreciation	286,557	356,955	(19.7)%	573,223	715,337	(19.9)%
Total operating expenses	$1,435,482	$1,166,533	23.1%	$2,627,722	$2,794,515	(6.0)%

Three-month period ended June 30, 2016 and 2015. Operating expenses increased to $1,435,482 during the three-month period ended June 30, 2016 from $1,166,533 during the three-month period ended June 30, 2015 as further discussed below.

Mineral exploration and evaluation expenses decreased to $504,592 during the three-month period ended June 30, 2016 from $614,312 during the three-month period ended June 30, 2015. The decrease is attributed to a reduction in engineering consulting and property taxes.

Mineral exploration and evaluation expenses – related party decreased to $45,000 during the three-month period ended June 30, 2016 from $45,360 during the three-month period ended June 30, 2015. The decrease is due to a decrease in expenditures associated with metallurgical consulting services in 2016. These expenses include fees paid to NMC for technical assistance and financing related activities. One of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses increased to $561,170 during the three-month period ended June 30, 2016 from $81,112 during the three-month period ended June 30, 2015. The increase was primarily due to an increase in legal costs in the 2016 period of $116,316, partially offset by lower stock based compensation expense, and lower salaries and wages. In addition, in the three-month period ended June 30, 2015, the company recorded a decrease in legal costs pursuant to settlement of accounts payable in the amount of $378,136.

General and administrative expenses – related party increased to $38,163 during the three-month period ended June 30, 2016 from $37,542 during the three-month period ended June 30, 2015. The 2015 expenses include accounting support services related to the filing of the 2014 Form 10K and rent expense. The accounting support services were performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our former Chief Financial Officer through April 8, 2016. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our late directors was the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Depreciation expense decreased to $286,557 during the three-month period ended June 30, 2016 from $356,955 during the three-month period ended June 30, 2015. The decrease was due to the slag conveyance equipment (leaching and filtering) becoming fully depreciated in the fourth quarter of 2015.

Other Income and Expenses. Total other income (expense) amounted to expense of $505,500 during the three-month period ended June 30, 2016, as compared to income of $649,347 during the three-month period ended June 30, 2015. The increase was due the loss on conversion of convertible notes payable and related accrued interest expense of $324,159 and $185,111, respectively. There was no change in the fair value of our derivative liabilities for the three-month period ending June 30, 2016.

Income Tax Benefit. Income tax benefit decreased to $0 for the three-month period ended June 30, 2016 from $475,447 during the three-month period ended June 30, 2015. The decrease in benefit was due to an increase in valuation allowance recorded during the quarter ended June 30, 2016.

Net Loss. The aforementioned factors resulted in a net loss of $1,940,982, or $0.01 per common share, for the three-month period ended June 30, 2016, as compared to a net loss of $41,739, or $0.00 per common share, for the three-month period ended June 30, 2015. The increase in our net loss for the 2016 period results primarily from losses incurred in connection with the conversion of notes payable and related accrued interest of $324,159, versus a $528,317 gain recognized in the three-month period ended June 30, 2015. In addition, the net loss for the 2015 period was affected by the income tax benefit noted above of $475,447, and the $378,136 settlement of accounts payable noted above.

Six-month period ended June 30, 2016 and 2015. Operating expenses decreased to $2,627,722 during the six-month period ended June 30, 2016 from $2,794,515 during the six-month period ended June 30, 2015 as further discussed below.

Mineral exploration and evaluation expenses decreased to $947,020 during the six-month period ended June 30, 2016 from $1,095,814 during the six-month period ended June 30, 2015. The decrease is attributed to a reduction in engineering consulting and property taxes.

Mineral exploration and evaluation expenses – related party decreased to $90,000 during the six-month period ended June 30, 2016 from $120,360 during the six-month period ended June 30, 2015. The decrease is due to a decrease in expenditures associated with metallurgical consulting services in 2016. These expenses include fees paid to NMC for technical assistance and financing related activities. One of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses increased to $956,599 during the six-month period ended June 30, 2016 from $696,123 during the six-month period ended June 30, 2015. The increase was primarily due to a 2015 reduction in legal costs pursuant to settlement of accounts payable in the amount of $378,136, in the period ended June 30, 2015.

General and administrative expenses – related party decreased to $60,880 during the six-month period ended June 30, 2016 from $105,607 during the six-month period ended June 30, 2015. The 2015 expenses include accounting support services related to the filing of the 2014 Form 10K and rent expense. The accounting support services were performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our former Chief Financial Officer through April 8, 2016. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our late directors was the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

•	Accounting expenses – related party decreased to $50,476 during the six months ended June 30, 2016 from $95,605 for the six months ended June 30, 2015. These fees did not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation had been provided in the form of salary. The direct benefit to Mr. Williams was $17,161 and $27,725 of the above fees for the six months ended June 30, 2016 and 2015, respectively. The decrease in fees resulted from a decrease in the volume and complexity of equity transactions in 2016 coupled with Mr. Williams’ resignation from the Company.

•	Rent expense – related party increased to $10,404 from $10,002 for the six-month periods ended June 30, 2016 and 2015, respectively. The increase is due to an increase in the monthly rent paid under the terms of the lease agreement.

Depreciation expense decreased to $573,223 during the six-month period ended June 30, 2016 from $715,337 during the six-month period ended June 30, 2015. The decrease was due to the slag conveyance equipment (leaching and filtering) becoming fully depreciated in the fourth quarter of 2015.

Other Income and Expenses. Total other income (expense) amounted to expense of $10,057,473 during the six-month period ended June 30, 2016, as compared to income of $265,522 during the six-month period ended June 30, 2015. The increase was due the loss on conversion of convertible notes payable and related accrued interest expense of $8,437,121 and $880,489, respectively, and a change in the fair value of our derivative liabilities, resulting in a loss of $748,988 for the six-month period ending June 30, 2016.

Income Tax Benefit. Income tax benefit decreased to $nil for the six-month period ended June 30, 2016 from $1,117,685 during the six-month period ended June 30, 2015. The decrease in benefit was due to an increase in valuation allowance recorded during the quarter ended June 30, 2016.

Net Loss. The aforementioned factors resulted in a net loss of $12,685,195, or $0.04 per common share, for the six-month period ended June 30, 2016, as compared to a net loss of $1,411,308, or $0.01 per common share, for the six-month period ended June 30, 2015. The increase in our net loss for the 2016 period results primarily from losses incurred in connection with the conversion of notes payable of $8,437,121, change in fair value of derivative liabilities of $748,988, and an increase in interest expense of $606,834 related to amortization of the debt discount on convertible notes. In addition, the net loss for the 2015 period was affected by the income tax benefit noted above of $1,117,685, and the $378,136 settlement of accounts payable noted above.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the six-month period ended June 30, 2016, we completed the following offerings:

Completion of Private Placements

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

During the three months ended June 30, 2016, the Company completed a private placement offering with various qualified investors for proceeds of $988,800. The securities were issued in reliance on exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. A total of 28,251,430 shares of common stock at $0.035 were issued in connection with this offering. We intend to use the net proceeds from the private placement for general working capital purposes.

Conversion of Notes Payable

During the six months ended June 30, 2016, the Luxor Group, demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013. Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

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

On March 17, 2016 the Board of Directors of the Company approved an offer to the remaining holders of the Secured Convertible Promissory Notes. The offer, effective March 18, 2016, included the conversion of principal and interest outstanding as of March 18, 2016 at a rate of $0.035 per share. On April 27, 2016, nine Secured Convertible Promissory Noteholders converted $1,055,000 in principal and $21,583 in accrued interest in exchange for 31,037,855 shares of the Company’s common stock. The Company subsequently cancelled the Notes. In connection with the conversion of the Notes the Company has recognized a loss on conversion of $324,159.

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

Working Capital Deficit

The following is a summary of our working capital deficit at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	Percent Increase/(Decrease)
Current Assets	$1,629,616	$541,069	201.2%
Current Liabilities	(2,551,382)	(6,053,283)	(57.9)%
Working Capital Deficit	$(921,766)	$(5,512,214)	(83.3)%

The decrease in our working capital deficit was primarily attributable to conversion of $3,324,942 of convertible notes (net of discount) and a decrease in the related derivative liability of $590,536. In addition to the decrease in liabilities above, the Company’s cash balance increased $1,113,828 from December 31, 2015 to June 2016, due to the unused proceeds from the March 18, 2016 and May 23, 2016 private placements. Unrestricted cash was $1,567,572 as of June 30, 2016, as compared to $453,744 as of December 31, 2015.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2016	2015	Percent Increase/(Decrease)
Cash Flow Used in Operating Activities	$(1,602,316)	$(2,035,350)	(21.3)%
Cash Flow Provided by Investing Activities	-	452,762	(100.0)%
Cash Flow Provided by Financing Activities	2,716,144	3,182,746	(14.7)%
Net Change in Cash During Period	$1,113,828	$1,600,158	(30.4)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $1,602,316 during the six-month period ended June 30, 2016 from $2,035,350 during the six-month period ended June 30, 2015. The decrease after non-cash adjustments related to the conversion of notes payable and accrued interest in March and April, 2016 and the change in fair value of our derivative liability was due primarily to decreased depreciation expense and decreased changes to our operating liabilities in 2016 as compared to the 2015 period, and a reclassification in 2015 of $227,345 to restricted cash which consisted of funds designated for debt collateral.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $0 during the six-month period ended June 30, 2016, as compared to net cash used in investing activities of $452,762 during the six-month period ended June 30, 2015. The decrease was due to proceeds received from the sale of land in the first quarter of 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2,716,144 during the six-month period ended June 30, 2016, as compared to net cash provided by financing activities of $3,182,746 during the six-month period ended June 30, 2015. The decrease was due primarily to the difference in proceeds received from private placements of $706,650, offset by a reclassification in 2016 of $227,344 to restricted cash, which consisted of funds designated for debt collateral.

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

We may not generate sufficient revenue from our proposed business plan in the future to achieve profitable operations. As of June 30, 2016, we had an accumulated deficit of $95,177,779. As of June 30, 2016, we had a working capital deficit of $921,766, compared to a working capital deficit of $5,512,214 as of December 31, 2015. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $7,300,000. As of August 12, 2016, we had operating cash reserves in the amount of approximately $1,400,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of June 30, 2016, our financial statements and this Report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $1,567,572 at June 30, 2016 and $453,744 at December 31, 2015. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of June 30, 2016 our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On April 8, 2016 our CFO Melvin Williams resigned pursuant to which we no longer utilize the services of Cupit, Milligan, Ogden and Williams an affiliate of our former CFO. We believe that with the transition inherently there are changes in our internal controls over financial reporting during the quarter ended June 30, 2016. We have continued to utilize the system of internal controls in place prior to the resignation of our CFO and primary accounting resource. We have engaged an independent consulting, and financial accounting resource while we continue to pursue a permanent replacement for our former CFO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended June 30, 2016 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: August 12, 2016	By:	/s/ Martin B. Oring
Martin B. Oring Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)

