Form 10-Q
period 2016-09-30
Searchlight Minerals Corp.
filed 2016-11-14
CIK 1084226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

As of November 14, 2016, the registrant had 345,600,029 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$968,187	$453,744
Prepaid expenses	14,912	87,325
Total current assets	983,099	541,069

Property and equipment, net	5,442,377	6,301,953
Restricted cash	-	227,345
Slag project	121,890,366	121,874,102
Land - smelter site and slag pile	5,916,150	5,916,150
Land	1,696,242	1,696,242
Reclamation bond and deposits, net	14,566	14,566
Total non-current assets	134,959,701	136,030,358

Total assets	$135,942,800	$136,571,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,556,069	$1,151,183
Accounts payable - related party	532,656	348,916
VRIC payable, current portion - related party	698,144	657,295
Convertible debt, net of discount	-	3,252,212
Derivative liability - convertible debt	-	590,536
Derivative warrant liability	-	53,141
Total current liabilities	2,786,869	6,053,283

Long-term liabilities
VRIC payable, net of current portion - related party	-	40,849
Deferred tax liability	48,224,926	48,224,926
Total long-term liabilities	48,224,926	48,265,775

Total liabilities	51,011,795	54,319,058
Commitments and contingencies - Note 12

Stockholders' equity
Common stock, $0.001 par value; 400,000,000 shares
authorized, 345,600,029 and 154,306,537 shares,
respectively, issued and outstanding	345,600	154,306
Additional paid-in capital	180,930,619	164,590,647
Accumulated deficit	(96,345,214)	(82,492,584)
Total stockholders' equity	84,931,005	82,252,369

Total liabilities and stockholders' equity	$135,942,800	$136,571,427

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$-	$-	$-	$-

Operating expenses
Mineral exploration and evaluation expenses	480,754	674,637	1,427,774	1,770,453
Mineral exploration and evaluation
expenses - related party	45,000	60,000	135,000	180,360
Administrative - Clarkdale site	-	26,682	-	91,244
General and administrative	355,399	590,130	1,311,998	1,285,513
General and administrative - related party	5,202	46,674	66,082	152,281
(Gain) on asset disposition	-	-	-	(2,548)
Depreciation	286,353	352,988	859,576	1,068,325
Total operating expenses	1,172,708	1,751,111	3,800,430	4,545,628

Loss from operations	(1,172,708)	(1,751,111)	(3,800,430)	(4,545,628)

Other income (expense)
Rental revenue	5,100	5,100	13,600	15,300
Other expense	-	(10,591)	-	(10,591)
Loss on conversion of notes payable	-	-	(8,437,121)	-
Change in fair value of derivative liabilities	-	224,943	(748,988)	753,260
Interest expense	(114)	(139,820)	(880,603)	(413,475)
Interest and dividend income	287	791	912	1,451
Total other income (expense)	5,273	80,423	(10,052,200)	345,945

Loss before income taxes	(1,167,435)	(1,670,688)	(13,852,630)	(4,199,683)
Income tax (expense)	-	(21,795,143)	-	(20,677,458)
Net loss	$(1,167,435)	$(23,465,831)	$(13,852,630)	$(24,877,141)

Comprehensive loss	$(1,167,435)	$(23,465,831)	$(13,852,630)	$(24,877,141)

Loss per common share - basic and diluted
Net loss	$(0.00)	$(0.15)	$(0.05)	$(0.17)

Weighted average common shares outstanding -
Basic	345,600,029	153,298,984	278,404,143	149,390,171
Diluted	345,600,029	153,298,984	278,404,143	149,390,171

See Accompanying Notes to these Condensed Consolidated Financial Statements

SEARCHLIGHT MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,852,630)	$(24,877,141)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	859,576	1,068,325
Stock based compensation	16,606	228,732
Stock based expenses	-	41,588
(Gain) on asset dispositions and impairment	-	(2,548)
Loss incurred in connection with conversion of notes payable and accrued interest	8,437,121	-
Amortization of prepaid expense	-	235,024
Amortization of debt financing fees and debt discount	816,789	194,801
Deferred income taxes	-	20,677,458
Change loss (gain) in fair value of derivative liabilities	748,988	(753,260)
Loss on interest settled in shares	-	10,666
Accounts payable settlement	-	(378,136)
Changes in operating assets and liabilities:
Restricted cash	-	(227,345)
Prepaid expenses	72,412	(256,183)
Accounts payable and accrued liabilities	699,436	982,360
Net cash used in operating activities	(2,201,702)	(3,055,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property and equipment dispositions	-	457,548
Purchase of property and equipment	-	(4,786)
Net cash provided by investing activities	-	452,762
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuance	2,488,800	3,270,451
Stock issuance costs	-	(22,172)
Cash restricted for debt collateral	227,345	-
Net cash provided by financing activities	2,716,145	3,248,279

NET CHANGE IN CASH	514,443	645,382
CASH AT BEGINNING OF PERIOD	453,744	584,976
CASH AT END OF PERIOD	$968,187	$1,230,358

SUPPLEMENTAL INFORMATION
Interest paid, net of capitalized amounts	$-	$46,011
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued interest	$-	$243,880
Common stock issued in satisfaction of accrued interest and convertible notes payable	$14,025,858	$-
Conversion of notes payable and accrued interest	$(4,196,073)	$-

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

As of September 30, 2016, the Company had cumulative net losses of $96,345,214 from operations and had not commenced commercial mining and mineral processing operations; rather it is still in the exploration stage. For the nine months ended September 30, 2016, the Company incurred a net loss of $13,852,630, had negative cash flows from operating activities of $2,201,702 and will incur additional future losses due to planned continued exploration expenses. In addition, the Company had a working capital deficit totaling $1,803,770 at September 30, 2016.

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

These condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments that are, in the opinion of management necessary for the fair presentation of the Company's Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, are included herein. The Company’s balance sheet at December 31, 2015 is derived from the audited financial statements at that date. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 5, 2016.

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

The Company calculates the fair value of its derivative liabilities using various models which are all Level 3 inputs. The fair value of the derivative warrant liability (described in Note 5) is calculated using the Binomial Lattice model, and the fair value of the derivative liability - convertible notes (described in Note 7) was calculated using a model which incorporated estimated probabilities and inputs calculated by both the Binomial Lattice model and present values. The change in fair value of the derivative liabilities is classified in other income (expense) in the condensed consolidated statement of operations. The Company generally does not use derivative financial instruments to hedge exposures to cash flow, market or foreign currency risks.

There have been no changes in the valuation techniques used for the derivative liabilities. The Company does not have any non-financial assets or liabilities that it measures at fair value. During the nine months ended September 30, 2016 and 2015, there were no transfers of assets or liabilities between levels.

Per share amounts - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Potentially dilutive shares, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as when the exercise price of the instrument exceeds the fair market value of the Company’s common stock and when a net loss is reported. The dilutive effect of convertible debt securities is reflected in the diluted earnings (loss) per share calculation using the if-converted method. Conversion of the debt securities is not assumed for purposes of calculating diluted earnings (loss) per share if the effect is anti-dilutive. 72,034,507 and 73,162,932 stock options, warrants and common shares issuable upon the conversion of notes were outstanding as of September 30, 2016 and September 30, 2015, respectively, but were not considered in the computation of diluted earnings per share as their inclusion would be anti-dilutive.

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

NOTE 2 – RESTRICTED CASH

At September 30, 2016 and December 31, 2015, restricted cash amounted to $0 and $227,345, respectively, and had consisted of funds designated for debt collateral. During the nine months ended September 30, 2016, the Company reduced the restricted cash requirement by $227,345, in connection with the conversion of the Company’s convertible notes payable (as described in Note 6).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Furniture and fixtures	$38,255	$(38,172)	$83	$38,255	$(37,963)	$292
Lab equipment	249,061	(249,061)	-	249,061	(249,061)	-
Computers and equipment	71,407	(65,924)	5,483	71,407	(61,644)	9,763
Vehicles	47,675	(46,683)	992	47,675	(46,158)	1,517
Slag conveyance
equipment	300,916	(300,916)	-	300,916	(300,916)	-
Demo module building	6,630,063	(5,024,122)	1,605,941	6,630,063	(4,526,867)	2,103,196
Grinding circuit	913,679	(29,167)	884,512	913,679	(21,667)	892,012
Extraction circuit	938,352	(603,420)	334,932	938,352	(462,668)	475,684
Leaching and filtration	1,300,618	(1,300,618)	-	1,300,618	(1,300,618)	-
Fero-silicate storage	4,326	(2,488)	1,838	4,326	(2,163)	2,163
Electrowinning building	1,492,853	(858,390)	634,463	1,492,853	(746,426)	746,427
Site improvements	1,677,844	(809,120)	868,724	1,677,844	(715,775)	962,069
Site equipment	360,454	(357,059)	3,395	360,454	(353,638)	6,816
Construction in progress	1,102,014	-	1,102,014	1,102,014	-	1,102,014

	$15,127,517	$(9,685,140)	$5,442,377	$15,127,517	$(8,825,564)	$6,301,953

Depreciation expense was $286,353 and $352,988 for the three months ended September 30, 2016 and 2015, respectively, and $859,576 and $1,068,325 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, construction in progress included the gold, copper, and zinc extraction circuits and electrowinning equipment at the Clarkdale Slag Project.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Trade accounts payable	$586,365	$589,657
Accrued compensation and related taxes	908,171	435,469
Accrued interest	61,533	126,057
	$1,556,069	$1,151,183

Amounts due to related parties are discussed in Note 13.

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

On various dates commencing in November 2012, the latest being March 18, 2016, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend these private placement warrants. The expiration date of the warrants was extended for approximately one year at each extension. The current expiration date is November 30, 2017. In all other respects, the terms and conditions of the warrants remained the same.

With respect to the March 18, 2016 extension, the Company did not recognize any additional expense as the fair values of the warrants were calculated at zero using the Binomial Lattice model with the following assumptions:

September 30, 2016
Risk-free interest rate	0.64% - 0.87%
Expected volatility	122.95% - 176.27%
Expected life (years)	1.75

As of September 30, 2016, the cumulative adjustment to the warrants was as follows: (i) the exercise price was adjusted from $1.85 per share to $0.59 per share for warrants held by Luxor Capital Partners, L.P. and its affiliates (“Luxor”) and to $0.58 per share for all other warrant holders (“all others”), and (ii) the number of warrants during the nine months ended September 30, 2016 was increased by a total of 10,859,777, being 6,392,803 warrants for Luxor and its affiliates and 4,466,974 warrants for all others. In connection with the financing completed with Luxor on June 7, 2012, Luxor waived its right to the anti-dilution adjustments on 4,252,883 warrants it holds from the 2009 private placement. Future anti-dilution adjustments were not waived. The adjusted exercise price of those warrants is $0.59 per share. The total warrants accounted for as a derivative liability were 20,006,807 and 9,147,029 as of September 30, 2016 and December 31, 2015, respectively. The total warrants accounted for as a derivative liability were not material as of September 30, 2016 and were valued at $53,141 as of December 31, 2015.

The following table sets forth the changes in the fair value of derivative liability for the nine months ended September 30, 2016 and the year ended December 31 2015:

	September 30, 2016	December 31, 2015
Beginning balance	$(53,141)	$-
Adjustment to warrants	(104,075)	-
Change in fair value	157,216	(53,141)
Ending balance	$-	$(53,141)

The Company estimates the fair value of the derivative liabilities by using the Binomial Lattice pricing-model, with the following assumptions used for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Expected volatility	122.95% - 176.27%	30.46% - 141.15%
Risk-free interest rate	0.45% - 0.84%	0.00% - 0.65%
Expected life (years)	0.75 - 1.75	0.10 - 0.90
Suboptimal exercise factor	2.0	2.5

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

NOTE 6 – CONVERTIBLE NOTES

On September 18, 2013, the Company completed a private placement of secured convertible notes (the “Notes”) resulting in gross proceeds of $4,000,000. At issuance, the Notes were convertible into shares of common stock at $0.40 per share, subject to certain adjustments. The term of the Notes was five years, but the Notes could be demanded by the holders. The Notes bore interest at 7% which was payable semi-annually. The Notes had customary provisions relating to events of default including an increase in the interest rate to 9%. The Notes were secured by a first priority lien on all of the assets of the Company including its subsidiaries. At September 30, 2016, all of the convertible notes were converted and cancelled and the first priority lien was released.

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

During the nine months ended September 30, 2016, Luxor, on behalf of itself and certain of its affiliates (collectively, the “Luxor Group”), demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013 (the “Luxor Notes”). Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Notes 8 and Note 12, the Luxor Group had agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016, as of September 30, 2016 this agreement was not renewed. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

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

On March 17, 2016, the Board of Directors of the Company approved an offer to the remaining nine holders of the Secured Convertible Promissory Notes. The offer, effective March 18, 2016, included the conversion of principal and interest outstanding as of March 18, 2016 at a rate of $0.035 per share. On April 27, 2016, the remaining nine holders of the Secured Convertible Promissory Notes converted $1,055,000 in principal and $21,583 in accrued interest in exchange for 31,037,855 shares of the Company’s common stock. The Company subsequently cancelled the Notes. In connection with the conversion of the Notes the Company has recognized a loss on conversion of $324,159.

As a result of the aforementioned conversions, as of September 30, 2016, all the Secured Convertible Promissory Notes and associated accrued interest have been converted and cancelled.

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

	September 30, 2016	December 31, 2015
Convertible notes at face value	$4,069,000	$4,069,000
Conversion of notes at face value	(4,069,000)	-
Unamortized discount and deferred financing fees	-	(816,788)
Convertible notes, net of discount	$-	$3,252,212

Interest expense related to the Notes included the following for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate at 7%	$-	$71,217	$63,702	$213,612
Amortization of debt discount	-	59,942	744,058	176,473
Amortization of deferred financing fees	-	6,225	72,729	18,327
Total interest expense on convertible notes	$-	$137,384	$880,489	$408,412

Included in amortization of debt discount for the nine months ended September 30, 2016 is expense of $738,748 related to the conversion of $4,069,000 Secured Convertible Promissory Notes payable in March and April 2016. These amounts have been recorded as interest expense on our condensed consolidated statements of operations and comprehensive loss. The Company recorded total interest expense of $114 and $880,603 and $139,820 and $413,475 for the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 – DERIVATIVE LIABILITY – CONVERTIBLE NOTES

As further discussed in Note 6, the Company had issued $4,069,000 of secured convertible notes between September, 2013 and September, 2014. The Notes were convertible at any time into shares of common stock at $0.39 per share. As discussed further in Note 6, during the nine months ended September 30, 2016 all of the notes were converted and cancelled.

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

These two embedded features had been accounted for together as a single compound derivative. The Company estimated the fair value of the compound derivative using a model with estimated probabilities and inputs calculated by the Binomial Lattice model and present values. The assumptions included in the calculations were highly subjective and subject to interpretation. Assumptions used for the nine months ended September 30, 2016 and the year ended December 31, 2015 included redemption and conversion estimates/behaviors, estimates regarding future anti-dilutive financing agreements and the following other significant estimates:

	September 30, 2016	December 31, 2015
Expected volatility	20.57% – 222.29%	101.46 – 139.57%
Risk-free interest rate	0.29% – 1.04%	0.92 - 1.31%
Expected life (years)	1.0 – 2.51	2.0 – 2.75
Suboptimal exercise factor	1.0 – 2.0	2.5

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

The following table sets forth the changes in the fair value of the derivative liability for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning balance	$590,536	$1,218,619
Conversion of convertible debt	(1,694,693)	-
Change in fair value	1,104,157	(628,083)
Ending balance	$-	$590,536

NOTE 8 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2016, the Company’s stockholders’ equity activity consisted of the following:

a)	On March 18, 2016, the Company issued 76,885,714 shares of common stock at $0.035 per share to the Luxor noteholders as consideration for the conversion of $2,600,000 in principal and $91,000 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $6,998,571 has been recognized as discussed in Note 6.

b)	On March 18, 2016, the Company issued 12,242,600 shares of common stock at $0.035 per share to the Oring noteholders as consideration for the conversion of $414,000 in principal and $14,491 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $1,114,391 has been recognized as discussed in Note 6.

c)	On March 18, 2016, the Company completed a private placement offering with the Luxor Group for proceeds of $1,500,000. A total of 42,857,143 shares of common stock at $0.035 were issued in connection with this offering. As a condition of the Private Placement Offering on March 18, 2016, as discussed in Note 6 and Note 12, the Luxor Group agreed that all of its 12,128,708 currently owned warrants would not be exercised until at least September 18, 2016.

d)	On March 17, 2016, the Board of Directors has also authorized, subject to stockholder approval, which has yet to occur certain amendments to our Articles of Incorporation and Amended and Restated Bylaws that, would increase the number of authorized shares of our capital stock.

e)	On March 31, 2016, the Company issued 18,750 shares of common stock at $0.08 per share to the estate of the late Robert McDougal. Mr. McDougal had been a director of the Company through January 15, 2016, the date that Mr. McDougal passed away. The shares were issued as consideration for his services a director of the Company.

f)	On April 27, 2016, the Company issued 31,037,855 shares of common stock at $0.035 per share to various convertible note holders, as consideration for the conversion of $1,055,000 in principal and $21,583 in accrued interest. In connection with the conversion of the notes payable, a loss on conversion of $324,159 has been recognized as discussed in Note 6.

g)	On May 23, 2016, the Company completed a private placement offering with various qualified investors for proceeds of $988,800. A total of 28,251,430 shares of common stock at $0.035 were issued in connection with this offering.

During the nine months ended September 30, 2015, the Company’s stockholders’ equity activity consisted of the following:

a)	On September 18, 2015, the Company issued 327,900 units to certain convertible note holders for settlement of $114,765 interest due to them. Each unit consists of one share of the Company’s common stock at $0.35 per share and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. The Company recognized a loss on the settlement of $10,666.

b)	On July 30, 2015, the Company completed a private placement offering for gross proceeds of $775,400. A total of 2,215,429 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock. Financing fees related to this placement were $9,468.

c)	On May 21, 2015, the Company completed a private placement offering for gross proceeds of $995,050. A total of 2,843,000 units were issued at a price of $0.35. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

d)	On March 25, 2015, the Company completed a private placement offering for gross proceeds of $1,500,000 with Luxor. A total of 4,250,000 units were issued at a price of $0.3529. Each unit consists of one share of the Company’s common stock and one share purchase warrant exercisable at $0.50 per share. Such warrants will expire five years from the date of issuance and are considered to be indexed to the Company’s common stock.

e)	On March 18, 2015, the Company issued 516,460 shares of common stock at a price of $0.25 per share to certain convertible note holders as consideration for cancellation of an aggregate of $129,115 for interest payments due on the convertible notes as of March 18, 2015. The remaining note holders received interest payments in cash.

The following summarizes the exercise price per share and expiration date of the Company’s outstanding warrants issued to investors and vendors to purchase common stock at September 30, 2016:

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

NOTE 9 – STOCK-BASED COMPENSATION

Stock-based compensation includes grants of stock options and purchase warrants to eligible directors, employees and consultants as determined by the board of directors.

Stock option plans - The Company has adopted several stock option plans, all of which have been approved by the Company’s stockholders that authorize the granting of stock option awards subject to certain conditions. At September 30, 2016, the Company had 5,263,576 of its common shares available for issuance for stock option awards under the Company’s stock option plans.

At September 30, 2016, the Company had the following stock option plans available:

•	2009 Incentive Plan – The terms of the 2009 Incentive Plan, as amended, allow for up to 7,250,000 options to be issued to eligible participants. Under the plan, the exercise price is generally equal to the fair market value of the Company’s common stock on the grant date and the maximum term of the options is generally ten years. No participants shall receive more than 500,000 options under this plan in any one calendar year. For grantees who own more than 10% of the Company’s common stock on the grant date, the exercise price may not be less than 110% of the fair market value on the grant date and the term is limited to five years. The plan was approved by the Company’s stockholders on December 15, 2009, and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2016, the Company had granted 3,437,500 options under the 2009 Incentive Plan with a weighted average exercise price of $0.68 per share, of which 3,078,598 were outstanding. At September 30, 2016, options available for issuance under this plan amounted to 3,812,500.

•	2009 Directors Plan - The terms of the 2009 Directors Plan, as amended, allow for up to 2,750,000 options to be issued to eligible participants. Under the plan, the exercise price may not be less than 100% of the fair market value of the Company’s common stock on the grant date and the term may not exceed ten years. No participant shall receive more than 250,000 options under this plan in any one calendar year. The plan was approved by the Company’s stockholders on December 15, 2009, and the amendment was approved by the Company’s stockholders on May 8, 2012. As of September 30, 2016, the Company had granted 2,346,877 options under the 2009 Directors Plan with a weighted average exercise price of $0.65 per share, of which 2,168,646 were outstanding. As of September 30, 2016, options available for issuance under this plan amounted to 403,123.

•	2007 Plan - Under the terms of the 2007 Plan, options to purchase up to 4,000,000 shares of common stock may be granted to eligible participants. Under the plan, the option price for incentive stock options is the fair market value of the stock on the grant date and the option price for non-qualified stock options shall be no less than 85% of the fair market value of the stock on the grant date. The maximum term of the options under the plan is ten years from the grant date. The 2007 Plan was approved by the Company’s stockholders on June 15, 2007. As of September 30, 2016, the Company had granted 2,952,047 options under the 2007 Plan with a weighted average exercise price of $0.61 per share, of which 2,697,027 were outstanding. As of September 30, 2016, options available for issuance under this plan amounted to 1,047,953.

As of September 30, 2016, the Company had granted 15,610,714 options and warrants outside of the aforementioned stock option plans with a weighted average exercise price of $0.48 per share. As of September 30, 2016, 15,410,714 options and warrants granted were outstanding.

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

Valuation of awards – At September 30, 2016, the Company had options outstanding that vest on two different types of vesting schedules, service-based and performance-based. For both service-based and performance-based stock option grants, the Company estimates the fair value of stock-based compensation awards by using the Binomial Lattice option pricing model with the following assumptions used for the nine month periods ended September 30, 2016 and September 30, 2015 respectively:

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.01% - 1.21%	0.24% - 1.75%
Dividend yield	-	-
Expected volatility	252.08% - 257.96%	91.23% - 110.32%
Suboptimal exercise factor	2.00	2.00
Expected life (years)	4.5 – 5.0	0.30 – 4.75

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

Stock-based compensation activity – During the nine months ended September 30, 2016, the Company granted stock-based awards as follows:

a)	On March 31, 2016, the Company granted stock options under the 2009 Directors Plan for the purchase of 36,000 shares of common stock at $0.08 per share. The options were granted to two of the Company’s non-management directors for directors’ compensation, are fully vested and expire on March 31, 2021. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

b)	On March 17, 2016, the Company’s Board of Directors unilaterally determined, without any negotiations with the warrant holders, to amend the expiration dates of certain outstanding warrants to purchase up to an aggregate of 16,189,414 shares of the Company’s common stock. The expiration date of the warrants was extended from November 30, 2016 to November 30, 2017. In all other respects, the terms and conditions of the warrants remain the same. The warrants were originally issued in connection with the Company’s February 23, 2007, March 22, 2007, December 26, 2007, February 7, 2008 and November 12, 2009 private placements. The Company calculated the fair value of the warrants to be immaterial.

c)	On June 30, 2016, the Company granted stock options under the 2009 Directors Plan for the purchase of 36,000 shares of common stock at $0.08 per share. The options were granted to two of the Company’s non-management directors for directors’ compensation, are fully vested and expire on June 30, 2021. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

d)	On September 30, 2016, the Company granted stock options under the 2009 Directors Plan for the purchase of 36,000 shares of common stock at $0.08 per share. The options were granted to two of the Company’s non-management directors for directors’ compensation, are fully vested and expire on September 30, 2021. The exercise price of the stock options equaled the closing price of the Company’s common stock for the grant date.

Expenses related to the vesting, modifying and granting of stock-based compensation awards were $16,607 and $228,732 for the nine months ended September 30, 2016 and 2015, respectively. Such expenses have been included in general and administrative expense.

The following table summarizes the Company’s stock-based compensation activity for the nine-month period ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	23,936,162	$0.21	$0.53	3.88	$-
Exercisable, December 31, 2015	23,636,162	$0.20	$0.52	3.89	$-
Options/warrants granted	108,000	0.11	0.08	4.75	$3,240
Options/warrants expired	(689,177)	0.49	0.82	-	-
Options/warrants exercised	-	-	-	-	-
Outstanding, September 30, 2016	23,354,985	$0.20	$0.52	3.23	$3,240
Exercisable, September 30, 2016	23,104,985	$0.19	$0.51	3.24	$3,240

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the quarter ended September 30, 2016, in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable.

Unvested awards -The following table summarizes the changes of the Company’s stock-based compensation awards subject to vesting for the nine-month period ended September 30, 2016

	Number of Shares Subject to Vesting	Weighted Average Grant Date Fair Value

Unvested, December 31, 2015	300,000	$0.99
Options/warrants granted	-	-
Options/warrants vested	50,000	$0.87
Unvested, September 30, 2016	250,000	$1.19

A total of 50,000 shares vested during the nine-month period ended September 30, 2016. As of September 30, 2016, there was $nil of total unrecognized compensation cost related to unvested stock-based compensation awards. Included in the total of unvested stock options at September 30, 2016, was 250,000 performance-based stock options. At September 30, 2016, management determined that achievement of the performance targets was probable. The weighted average period over which the related expense will be recognized is 0.25 years as of September 30, 2016.

NOTE 10 – STOCKHOLDER RIGHTS AGREEMENT

The Company adopted a Stockholder Rights Agreement (the “Rights Agreement”) in August 2009 to protect stockholders from attempts to acquire control of the Company in a manner in which the Company’s Board of Directors determines is not in the best interest of the Company or its stockholders.  Under the Rights Agreement, each currently outstanding share of the Company’s common stock includes, and each newly issued share will include, a common share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors had previously waived the 15% limitation in the Rights Agreement with respect to Luxor, to allow Luxor to become the beneficial owner of up to 26% of the shares of our Common Stock, without being deemed to be an “acquiring person” under the Rights Agreement. In connection with the Offering, completed on March 18, 2016 the Company agreed to further waive all of the existing limitations under the Rights Agreement so that Luxor would not be considered an “acquiring person” under the Rights Agreement under any circumstance. Following the Offering, Luxor is the beneficial owner (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) of approximately 49.83% of our Common Stock. As of September 30, 2016, Luxor was the beneficial owner of approximately 44.27% of our common stock. The Rights Agreement was not adopted in response to any specific effort to acquire control of the Company.  The issuance of rights had no dilutive effect, did not affect the Company’s reported earnings per share and was not taxable to the Company or its stockholders.

NOTE 11 – INCOME TAXES

The Company is a Nevada corporation and is subject to federal and Arizona income taxes. Nevada does not impose a corporate income tax. The Company recognized no income tax expense for the period ended September 30, 2016 as compared to September 30, 2015. The Company has recorded a full valuation allowance for any income tax benefits recognized in the current period. The effective tax rate for the period ended September 30, 2016 was 0% as compared to 38% for the 2015 period. The overall effective income tax rate for the year could be different from the effective tax rate for the nine months ended September 30, 2016. A summary of our deferred tax assets and liabilities as well as the Company’s federal and state net operating loss carryforwards are included in Note 14 “Income Taxes” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Severance agreements – The Company has a severance agreement with an executive officer that provides for various payments if the officer’s employment agreement is terminated by the Company, other than for cause. At September 30, 2016, the total potential liability for the severance agreement was $80,000.

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

Total Advance Royalty fees were $45,000 for the three months ended September 30, 2016 and 2015, respectively, and $135,000 for the nine months ended September 30, 2016 and 2015 respectively. Advance Royalty fees have been included in mineral exploration and evaluation expenses – related party on the statements of operations.

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

Litigation – From time to time the Company may become involved in litigation in the ordinary course of trade or business. As of September 30, 2016, the Company has recorded amounts in accounts payable and accrued liabilities equal to any potential litigation liabilities.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

The following table provides details of transactions between the Company and NMC for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Reimbursement of expenses	$-	$-	$-	$360
Consulting services provided	-	15,000	-	45,000
Advance royalty payments	45,000	45,000	135,000	135,000
Mineral and exploration expense – related party	$45,000	$60,000	$135,000	$180,360

The Company had outstanding balances due to NMC of $323,725 and $188,725 at September 30, 2016 and December 31, 2015, respectively.

Cupit, Milligan, Ogden & Williams, CPAs – The Company utilized CMOW to provide accounting support services through April 11, 2016. CMOW is an affiliate of the Company’s former CFO, Mr. Williams. Fees for services provided by CMOW do not include any charges that had been incurred for Mr. Williams’ time. Mr. Williams was compensated for his time under his employment agreement.

The following table provides details of transactions between the Company and CMOW and the direct benefit to Mr. Williams for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Accounting support services	$-	$41,606	$50,474	$137,211
Direct benefit to CFO	$-	$12,066	$17,161	$39,791

The Company had an outstanding balance due to CMOW of $208,931 and $158,457 as of September 30, 2016 and December 31, 2015, respectively. Subsequent to September 30, 2016 the Company paid $208,931 to CMOW.

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

Total rent expense incurred to Ireland was $5,202 and $15,606, and $5,068 and $15,070, for the three and nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, no amounts were due to Ireland. At December 31, 2015, $1,734 was due to Ireland.

Luxor – As of September 30, 2016 Luxor owned an aggregate of 142,665,754 shares of common stock and warrants to purchase up to an additional 18,525,032 shares of common stock. All 18,525,032 warrants, however, are not exercisable until September 18, 2016.

As of September 30, 2016, no amounts were payable to Luxor.

During the nine months ended September 30, 2016 the Company recognized a loss on conversion of $6,998,571 related to the conversion $2,691,000 in convertible notes payable and accrued interest owing to the Luxor Group. In connection with this conversion the Company issued to the Luxor Group 76,885,714 shares of common stock, as discussed in Note 6.

During the nine months ended September 30, 2016 The Luxor Group purchased from the Company 42,857,143 shares of common stock at $0.035 per share in exchange for $1,500,000 cash, as discussed in Note 8.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events through November 14, 2016, and has determined there are no material subsequent events.

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine-month periods ended September 30, 2016 and changes in our financial condition from our year ended December 31, 2015. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Other Positive Developments

In addition to the breakthrough discussed above, as a byproduct of this new process, the high temperature pre-treatment produces a high quality iron product grading over 95% iron content in a pelletized form. The high quality of the iron and its pellet size form make it a readily marketable product for sale to the China, Korea, or India markets. We believe that this high-grade iron product will secure a premium price selling either into the scrap iron or pig iron market. Test work is continuing in an effort to maximize iron content while maintaining gold recovery.

The existing railroad spur on the Clarkdale Project Site connects to a major railroad for low cost transportation to a seaport or domestic market. It is believed that this pre-treatment process may pay for itself or provide a net cash flow from the sale of the iron. To examine the efficacy of this concept, we engaged Samuel Engineering of Denver, Colorado to perform a preliminary assessment and marketing study. This study suggests that a marketable high-grade iron product could be made and sold as a byproduct to generate net cash flow or reduce the overall costs of producing gold. Toward this end we have commenced contacting commercial iron producers for expressions of interest.

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

An additional benefit of utilizing the large-capacity heat treating unit prior to the large-capacity pilot autoclave is that high-grade ‘pig iron’ has been produced, containing a greater than 95% iron content, whereas previously reported results at bench-scale levels resulted in 75% - 85% iron extraction. The 95%-plus iron product commands a much higher price, and we believe that it may be able to profitably sell such pig iron into the domestic scrap iron market. If such sales of pig iron can be realized, we can eliminate the cost of overseas transport while simultaneously obtaining a much higher price per ton. In addition, the original railroad line to the Clarkdale Slag Project site is intact and has been well maintained. The cost of upgrading the line for pig iron transport would be minimal relative to the cost of new railroad construction. It is currently anticipated that this additional by-product, if buyers are found, will further enhance the commercial profitability of the Clarkdale Slag Project by improving recoverable gold grades and generating an additional revenue stream.

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

In 2015, we contracted Midrex Technologies, Inc. (“Midrex”) to run bench scale testing in their facility in Charlotte, N.C. to determine if their technology could produce a high-quality iron product from the Company’s slag material. Midrex reported that their technology was successful in producing “up to 97.8% iron metallization in bench scale box furnace testing, exceeding the goal of 90.0% iron metallization.”

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

Results of Operations

The following table illustrates a summary of our results of operations for the periods set forth below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Increase/ (Decrease)	2016	2015	Percent Increase/ (Decrease)
Revenue	$-	$-	-	$-	$-	-
Operating expenses	(1,172,708)	(1,751,111)	33.0%	(3,800,430)	(4,545,628)	16.4%
Other income (expense)	5,273	80,423	(93.4)%	(10,052,200)	345,945	(3,005.7)%
Income tax benefit	-	(21,795,143)	n/a %	-	(20,677,458)	n/a %
Net loss	$(1,167,435)	$(23,465,831)	95.0%	$(13,852,630)	$(24,877,141)	44.3%

Revenue. We are currently in the exploration stage of our business, and have not earned any revenues from our planned mineral operations to date. We did not generate any revenues from inception in 2000 through the nine months ended September 30, 2016. We do not anticipate earning revenues from our planned mineral operations until such time as we enter into commercial production of the Clarkdale Slag Project or other mineral properties we may acquire from time to time, and of which there are no assurances.

Operating Expenses. The major components of our operating expenses are outlined in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Percent Increase/ (Decrease)	2016	2015	Percent Increase/ (Decrease)
Mineral exploration and evaluation expenses	$480,754	$674,637	(28.7)%	$1,427,774	$1,770,453	(19.4)%
Mineral exploration and evaluation expenses – related party	45,000	60,000	(25.0)%	135,000	180,360	(25.1)%
Administrative – Clarkdale site	-	26,682	(100.0)%	-	91,244	(100.0)%
General and administrative	355,399	590,130	(39.8)%	1,311,998	1,285,513	2.1%
General and administrative – related party	5,202	46,674	(88.9)%	66,082	152,281	(56.6)%
Gain (loss) on asset disposition	-	-	-%	-	(2,548)	100.0%
Depreciation	286,353	352,988	(18.9)%	859,576	1,068,325	(19.5)%
Total operating expenses	$1,172,708	$1,751,111	(33.0)%	$3,800,430	$4,545,628	(16.4)%

Three-month period ended September 30, 2016 and 2015. Operating expenses decreased to $1,172,708 during the three-month period ended September 30, 2016 from $1,751,111 during the three-month period ended September 30, 2015 as further discussed below.

Mineral exploration and evaluation expenses decreased to $480,754 during the three-month period ended September 30, 2016 from $674,637 during the three-month period ended September 30, 2015. The decrease is attributed to a reduction in engineering consulting and property taxes.

Mineral exploration and evaluation expenses – related party decreased to $45,000 during the three-month period ended September 30, 2016 from $60,000 during the three-month period ended September 30, 2015. The decrease is attributable to a decrease in expenditures associated with metallurgical consulting services in 2016. These expenses include fees paid to NMC for technical assistance and financing related activities. One of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses (including the Clarkdale site) decreased to $355,399 during the three-month period ended September 30, 2016 from $616,812 during the three-month period ended September 30, 2015. The decrease was primarily attributable to a decrease in stock based compensation of $161,734, a decrease in salaries and wages of $62,813, and a decrease in legal costs in the 2016 period of $74,351, partially offset by slight increases in medical insurance expenses and accounting/auditing expenses.

General and administrative expenses – related party decreased to $5,202 during the three-month period ended September 30, 2016 from $46,674 during the three-month period ended September 30, 2015. The 2015 expenses include accounting support services related to the filing of the 2014 Form 10K, and rent expense. The accounting support services were performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our former Chief Financial Officer through April 8, 2016. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our late directors was the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

Depreciation expense decreased to $286,353 during the three-month period ended September 30, 2016 from $352,988 during the three-month period ended September 30, 2015. The decrease was due to the slag conveyance equipment (leaching and filtering) becoming fully depreciated in the fourth quarter of 2015.

Other Income and Expenses. Total other income (expense) amounted to income of $5,273 during the three-month period ended September 30, 2016, as compared to income of $80,423 during the three-month period ended September 30, 2015. The decrease was due the net decrease in fair value of the derivative liabilities and decrease in interest expense. There was no change in the fair value of our derivative liabilities, and only nominal interest expense, for the three-month period ending September 30, 2016.

Income Tax Benefit (Expense). Income tax benefit (expense) decreased to $0 for the three-month period ended September 30, 2016 from $(21,795,143) during the three-month period ended September 30, 2015. The decrease in benefit was due to an increase in valuation allowance recorded during the quarter ended September 30, 2015.

Net Loss. The aforementioned factors resulted in a net loss of $1,167,435, or $0.00 per common share, for the three-month period ended September 30, 2016, as compared to a net loss of $23,465,831, or $0.15 per common share, for the three-month period ended September 30, 2015. The decrease in our net loss for the 2016 period results primarily from the decreases in mineral exploration and evaluation and general administrative expense as described above. In addition, the net loss for the 2015 period was affected by the income tax expense noted above of $(21,795,143).

Nine-month period ended September 30, 2016 and 2015. Operating expenses decreased to $3,800,430 during the nine-month period ended September 30, 2016 from $4,545,628 during the nine-month period ended September 30, 2015 as further discussed below.

Mineral exploration and evaluation expenses decreased to $1,427,774 during the nine-month period ended September 30, 2016 from $1,770,453 during the nine-month period ended September 30, 2015. The decrease is attributed to a reduction in engineering consulting and property taxes.

Mineral exploration and evaluation expenses – related party decreased to $135,000 during the nine-month period ended September 30, 2016 from $180,360 during the nine-month period ended September 30, 2015. The decrease is due to a decrease in expenditures associated with metallurgical consulting services in 2016. These expenses include fees paid to NMC for technical assistance and financing related activities. One of our officers, Mr. Ager, is affiliated with NMC.

General and administrative expenses (including the Clarkdale site) decreased to $1,311,998 during the nine-month period ended September 30, 2016 from $1,376,757 during the nine-month period ended September 30, 2015. The decrease was primarily due to a reduction in stock based compensation expense of $240,530, a decrease in salaries and wages of $120,007, an increase in other general and administrative expense of $61,378, and an increase legal costs of $234,400 (net of a 2015 reduction pursuant to settlement of accounts payable in the amount of $378,136, in the period ended September 30, 2015).

General and administrative expenses – related party, decreased to $66,082 during the nine-month period ended September 30, 2016 from $152,281 during the nine-month period ended September 30, 2015. The 2015 expenses include accounting support services related to the filing of the 2014 Form 10K and rent expense. The accounting support services were performed by Cupit, Milligan, Ogden & Williams, CPAs, an affiliate of Melvin L. Williams, our former Chief Financial Officer through April 8, 2016. Rent payments are made to Ireland Inc. for corporate office space. NMC is a shareholder in both Searchlight and Ireland. Additionally, one of our late directors was the CFO, Treasurer and a director of Ireland and our CEO provides consulting services to Ireland.

•	Accounting expenses – related party decreased to $50,476 during the nine months ended September 30, 2016 from $137,211 for the nine months ended September 30, 2015. These fees did not include any fees for Mr. Williams’ time in directly supervising the support staff. Mr. Williams’ compensation had been provided in the form of salary. The direct benefit to Mr. Williams was $17,161 and $39,791 of the above fees for the nine months ended September 30, 2016 and 2015, respectively. The decrease in fees resulted from a decrease in the volume and complexity of equity transactions in 2016 coupled with Mr. Williams’ resignation from the Company.

•	Rent expense – related party increased to $15,606 from $15,070 for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase is due to an increase in the monthly rent paid under the terms of the lease agreement.

Depreciation expense decreased to $859,576 during the nine-month period ended September 30, 2016 from $1,068,325 during the nine-month period ended September 30, 2015. The decrease was due to the slag conveyance equipment (leaching and filtering) becoming fully depreciated in the fourth quarter of 2015.

Other Income and Expenses. Total other income (expense) amounted to expense of $10,052,200 during the nine-month period ended September 30, 2016, as compared to income of $345,945 during the nine-month period ended September 30, 2015. The increase was due the loss on conversion of convertible notes payable and related accrued interest expense of $8,437,121 and $880,489, respectively, and a change in the fair value of our derivative liabilities, resulting in a loss of $748,988 for the nine-month period ending September 30, 2016.

Income Tax Benefit (Expense). Income tax benefit (expense) decreased to $nil for the nine-month period ended September 30, 2016 from $(20,677,458) during the nine-month period ended September 30, 2015. The decrease in expense was due to an increase in valuation allowance recorded during the quarter ended September 30, 2015.

Net Loss. The aforementioned factors resulted in a net loss of $13,852,630, or $0.05 per common share, for the nine-month period ended September 30, 2016, as compared to a net loss of $24,877,141, or $0.17 per common share, for the nine-month period ended September 30, 2015. The increase in our net loss for the 2016 period results primarily from losses incurred in connection with the conversion of notes payable of $8,437,121, an unfavorable change in fair value of derivative liabilities of $748,988, and an increase in interest expense of $606,834 related to amortization of the debt discount on convertible notes. In addition, the net loss for the 2015 period was affected by the income tax expense noted above of $20,677,458, and the $378,136 settlement of accounts payable noted above.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of common stock and other convertible equity securities.

During the nine-month period ended September 30, 2016, we completed the following offerings:

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

Conversion of Notes Payable

During the nine months ended September 30, 2016, the Luxor Group, demanded repayment from the Company, of all of the outstanding principal and interest owing on the Luxor Group’s Secured Convertible Promissory Notes, each dated September 18, 2013. Lacking sufficient funds to make such repayments, on March 18, 2016 the Company agreed, pursuant to an Amendment to Secured Convertible Promissory Note, dated September 18, 2013, to allow the Luxor Group to convert all of the outstanding principal amount and accrued but unpaid interest owing on the Luxor Notes into shares of the Company’s common stock, at a rate of $0.035 per share. In the aggregate, the Luxor Group converted $2,600,000 of principal owing on the Luxor Notes and $91,000 of interest owing on the Luxor Notes in exchange for 76,885,714 shares of the Company’s common stock. The Company has subsequently cancelled the Luxor Notes. In connection with the conversion of the Luxor Notes the Company has recognized a loss on conversion of $6,998,571.

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

On March 17, 2016, the Board of Directors of the Company approved an offer to the remaining holders of the Secured Convertible Promissory Notes. The offer, effective March 18, 2016, included the conversion of principal and interest outstanding as of March 18, 2016 at a rate of $0.035 per share. On April 27, 2016, nine Secured Convertible Promissory Noteholders converted $1,055,000 in principal and $21,583 in accrued interest in exchange for 31,037,855 shares of the Company’s common stock. The Company subsequently cancelled the Notes. In connection with the conversion of the Notes the Company has recognized a loss on conversion of $324,159.

In connection with the issuance of such shares, we entered a Registration Rights Agreement, dated March 18, 2016, with the holders of the Notes.

Pursuant to the Registration Rights Agreement, we have agreed to file a Form S-3 registration statement with the SEC within 90 calendar days after the Company is permitted under the Securities Act and any SEC guidance to file such registration statement and we will use our commercial best efforts to cause such registration statement to become effective as promptly as possible. The registration statement shall cover the resale of the shares of common stock issued to holders of the Notes in exchange for the cancellation of the March, 2016, Interest Payment.

We also have agreed to file and keep continuously effective such additional registration statements until all of the shares of common stock registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144 of the Securities Act. The holders of the Notes will also be granted piggyback registration rights with respect to such shares.

Working Capital Deficit

The following is a summary of our working capital deficit at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	Percent Increase/(Decrease)
Current Assets	$983,099	$541,069	81.7%
Current Liabilities	(2,786,869)	(6,053,283)	(54.0)%
Working Capital Deficit	$(1,803,770)	$(5,512,214)	(67.3)%

The decrease in our working capital deficit was primarily attributable to conversion of $3,324,942 of convertible notes (net of discount) and a decrease in the related derivative liability of $590,536. In addition to the decrease in liabilities above, the Company’s cash balance increased $514,443 from December 31, 2015 to September 30, 2016, due to the unused proceeds from the March 18, 2016 and May 23, 2016 private placements. Unrestricted cash was $968,187 as of September 30, 2016, as compared to $453,744 as of December 31, 2015.

Cash Flows

The following is a summary of our sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015	Percent Increase/(Decrease)
Cash Flow Used in Operating Activities	$(2,201,702)	$(3,055,659)	(27.9)%
Cash Flow Provided by Investing Activities	-	452,762	(100.0)%
Cash Flow Provided by Financing Activities	2,716,145	3,248,279	(16.4)%
Net Change in Cash During Period	$514,443	$645,382	(20.3)%

Net Cash Used in Operating Activities. Net cash used in operating activities decreased to $2,201,702 during the nine-month period ended September 30, 2016 from $3,055,659 during the nine-month period ended September 30, 2015. The decrease after non-cash adjustments related to the conversion of notes payable and accrued interest in March and April, 2016 and the change in fair value of our derivative liability was due primarily to decreased depreciation expense and decreased changes to our operating liabilities in 2016 as compared to the 2015 period, and a reclassification in 2015 of $227,345 to restricted cash which consisted of funds designated for debt collateral.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2016, as compared to net cash used in investing activities of $452,762 during the nine-month period ended September 30, 2015. The decrease was due to proceeds received from the sale of land in the first quarter of 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2,716,145 during the nine-month period ended September 30, 2016, as compared to net cash provided by financing activities of $3,248,279 during the nine-month period ended September 30, 2015. The decrease was due primarily to the difference in proceeds received from private placements of $706,650, offset by a reclassification in 2016 of $227,344 to restricted cash, which consisted of funds designated for debt collateral.

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

We may not generate sufficient revenue from our proposed business plan in the future to achieve profitable operations. As of September 30, 2016, we had an accumulated deficit of $96,345,214. As of September 30, 2016, we had a working capital deficit of $1,803,770, compared to a working capital deficit of $5,512,214 as of December 31, 2015. If we are not able to achieve profitable operations at some point in the future, we eventually will have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of our common stock will decline and there would be a material adverse effect on our financial condition.

Our exploration and evaluation plan calls for significant expenses in connection with the Clarkdale Slag Project. For the next twelve months, our management anticipates that the minimum cash requirements for funding our proposed testing and feasibility programs and our continued operations will be approximately $3,500,000. As of November 14, 2016, we had operating cash reserves of approximately $400,000. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our testing and feasibility programs and operating overhead during the next twelve months and we will require additional financing in order to fund these activities. As of September 30, 2016, our financial statements and this report do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had unrestricted cash totaling $968,187 at September 30, 2016 and $453,744 at December 31, 2015. Our cash is held primarily in an interest bearing bank account, a savings account and non-interest bearing checking accounts and is not materially affected by fluctuations in interest rates. The unrestricted cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these cash holdings, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the phrase “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer.  Based on this evaluation, our Chief Executive Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

On April 8, 2016, our CFO Melvin Williams resigned pursuant to which we no longer utilize the services of Cupit, Milligan, Ogden and Williams an affiliate of our former CFO. We believe that with the transition inherently there are changes in our internal controls over financial reporting during the quarter ended September 30, 2016. We have continued to utilize the system of internal controls in place prior to the resignation of our CFO and primary accounting resource. We have engaged an independent consulting, and financial accounting resource while we continue to pursue a permanent replacement for our former CFO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K for the quarter ended September 30, 2016 is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

 EXHIBIT TABLE   The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the SEC, as referenced below:

Reference Number	Item

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Mine Safety Disclosures

101	101.INS	XBRL Instance
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation
	101.DEF	XBRL Taxonomy Extension Definition
	101.LAB	XBRL Taxonomy Extension Labels
	101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEARCHLIGHT MINERALS CORP. a Nevada corporation

Date: November 14, 2016	By:	/s/ Martin B. Oring
Martin B. Oring Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)